Form 10-Q
period 2019-06-30
IMPAC MORTGAGE HOLDINGS INC
filed 2019-08-09
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

There were 21,181,357 shares of common stock outstanding as of August 5, 2019.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2019	2018
ASSETS	(Unaudited)
Cash and cash equivalents	$25,794	$23,200
Restricted cash	7,141	6,989
Mortgage loans held-for-sale	420,957	353,601
Mortgage servicing rights	50,346	64,728
Securitized mortgage trust assets	2,931,793	3,165,590
Other assets	63,939	33,835
Total assets	$3,499,970	$3,647,943
LIABILITIES
Warehouse borrowings	$362,973	$284,137
Convertible notes, net	24,990	24,985
Long-term debt	43,910	44,856
Securitized mortgage trust liabilities	2,915,156	3,148,215
Other liabilities	50,652	35,575
Total liabilities	3,397,681	3,537,768

Commitments and contingencies (See Note 12)

STOCKHOLDERS’ EQUITY
Series A-1 junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $31,850; 2,000,000 shares authorized, 665,592 noncumulative shares issued and outstanding as of June 30, 2019 and December 31, 2018 (See Note 12)	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,127; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of June 30, 2019 and December 31, 2018 (See Note 12)	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 21,181,357 and 21,117,006 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	212	211
Additional paid-in capital	1,235,583	1,235,108
Accumulated other comprehensive earnings	24,254	23,877
Net accumulated deficit:
Cumulative dividends declared	(822,520)	(822,520)
Retained deficit	(335,261)	(326,522)
Net accumulated deficit	(1,157,781)	(1,149,042)
Total stockholders’ equity	102,289	110,175
Total liabilities and stockholders’ equity	$3,499,970	$3,647,943

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS (LOSS)

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Gain on sale of loans, net	$29,472	$18,741	$41,686	$40,223
Servicing fees, net	3,536	9,861	6,505	19,324
(Loss) gain on mortgage servicing rights, net	(9,887)	167	(15,510)	7,872
Real estate services fees, net	807	1,038	1,613	2,423
Other	187	116	187	207
Total revenues	24,115	29,923	34,481	70,049
Expenses:
Personnel expense	14,339	16,678	28,461	34,421
Business promotion	2,013	9,000	4,936	18,730
General, administrative and other	5,281	10,846	10,507	19,122
Intangible asset impairment	—	13,450	—	13,450
Goodwill impairment	—	74,662	—	74,662
Total expenses	21,633	124,636	43,904	160,385
Operating income (loss)	2,482	(94,713)	(9,423)	(90,336)

Other income (expense):
Interest income	43,061	49,064	88,316	99,215
Interest expense	(40,518)	(48,518)	(83,977)	(97,648)
Change in fair value of long-term debt	388	258	654	1,481
Change in fair value of net trust assets, including trust REO (losses) gains	(1,459)	217	(4,142)	(1,921)
Total other income, net	1,472	1,021	851	1,127
Earnings (loss) before income taxes	3,954	(93,692)	(8,572)	(89,209)
Income tax expense	81	3,706	167	4,316
Net earnings (loss)	$3,873	$(97,398)	$(8,739)	$(93,525)

Other comprehensive earnings (loss):
Change in fair value of mortgage-backed securities	(7)	—	14	—
Change in fair value of instrument specific credit risk of long-term debt	$267	$(526)	$363	$(1,965)
Total comprehensive earnings (loss)	$4,133	$(97,924)	$(8,362)	$(95,490)

Net earnings (loss) per common share:
Basic	$0.18	$(4.65)	$(0.41)	$(4.46)
Diluted	0.18	(4.65)	(0.41)	(4.46)

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Preferred		Common		Additional	Cumulative		Accumulated Other	Total
	Shares	Preferred	Shares	Common	Paid-In	Dividends	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Declared	Deficit	Earnings (Loss)	Equity
Balance, January 1, 2019	2,070,678	$21	21,117,006	$211	$1,235,108	$(822,520)	$(326,522)	$23,877	$110,175

Proceeds and tax benefit from exercise of stock options	—	—	64,351	1	162	—	—	—	163
Stock based compensation	—	—	—	—	107	—	—	—	107
Other comprehensive earnings	—	—	—	—	—	—	—	117	117
Net loss	—	—	—	—	—	—	(12,612)	—	(12,612)
Balance, March 31, 2019	2,070,678	$21	21,181,357	$212	$1,235,377	$(822,520)	$(339,134)	$23,994	$97,950

Stock based compensation	—	—	—	—	206	—	—	—	206
Other comprehensive earnings	—	—	—	—	—	—	—	260	260
Net earnings	—	—	—	—	—	—	3,873	—	3,873
Balance, June 30, 2019	2,070,678	$21	21,181,357	$212	$1,235,583	$(822,520)	$(335,261)	$24,254	$102,289

	Preferred		Common		Additional	Cumulative		Accumulated Other	Total
	Shares	Preferred	Shares	Common	Paid-In	Dividends	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Declared	Deficit	Earnings (Loss)	Equity
Balance, January 1, 2018	2,070,678	$21	20,949,679	$209	$1,233,704	$(822,520)	$(146,267)	$—	$265,147

Reclassification related to adoption of ASU 2016-01	—	—	—	—	—	—	(27,018)	27,018	—
Adjustment related to adoption of ASU 2016-16	—	—	—	—	—	—	(7,827)	—	(7,827)
Proceeds and tax benefit from exercise of stock options	—	—	3,000	1	15	—	—	—	16
Stock based compensation	—	—	—	—	430	—	—	—	430
Other comprehensive earnings	—	—	—	—	—	—	—	(1,440)	(1,440)
Net earnings	—	—	—	—	—	—	3,873	—	3,873
Balance, March 31, 2018	2,070,678	$21	20,952,679	$210	$1,234,149	$(822,520)	$(177,239)	$25,578	$260,199

Proceeds and tax benefit from exercise of stock options	—	—	73,713	—	303	—	—	—	303
Stock based compensation	—	—	—	—	170	—	—	—	170
Other comprehensive loss	—	—	—	—	—	—	—	(525)	(525)
Net loss	—	—	—	—	—	—	(97,398)	—	(97,398)
Balance, June 30, 2018	2,070,678	$21	21,026,392	$210	$1,234,622	$(822,520)	$(274,637)	$25,053	$162,749

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,739)	$(93,525)
Gain on sale of mortgage servicing rights	(864)	—
Change in fair value of mortgage servicing rights	16,374	(9,572)
Gain on sale of mortgage loans	(31,946)	(47,766)
Change in fair value of mortgage loans held-for-sale	(8,334)	5,282
Change in fair value of derivatives lending, net	(4,566)	419
Provision for repurchases	3,160	1,594
Origination of mortgage loans held-for-sale	(1,402,859)	(2,354,373)
Sale and principal reduction on mortgage loans held-for-sale	1,373,784	2,467,591
Loss (gain) from trust REO	1,099	(603)
Change in fair value of net trust assets, excluding trust REO	3,043	2,524
Change in fair value of long-term debt	(654)	(1,481)
Accretion of interest income and expense	13,768	20,544
Amortization of intangible and other assets	286	2,385
Amortization of debt issuance costs and discount on note payable	11	41
Stock-based compensation	313	599
Impairment of goodwill	—	74,662
Impairment of intangible assets	—	13,450
Change in deferred tax assets, net	—	4,315
Net change in other assets	(771)	(1,743)
Net change in other liabilities	(8,737)	(2,890)
Net cash (used in) provided by operating activities	(55,632)	81,453

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	295,035	247,374
Proceeds from the sale of mortgage servicing rights	12	—
Finance receivable advances to customers	—	(350,264)
Repayments of finance receivables	—	354,826
Purchase of premises and equipment	(335)	(530)
Purchase of mortgage-backed securities	(5,347)	—
Proceeds from the sale of mortgage-backed securities	1,021	—
Proceeds from the sale of trust REO	10,607	11,207
Net cash provided by investing activities	300,993	262,613

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of MSR financing	—	(40,133)
Borrowings under MSR financing	—	67,000
Repayment of warehouse borrowings	(1,133,320)	(2,355,268)
Borrowings under warehouse agreements	1,212,156	2,262,452
Payment of acquisition related contingent consideration	—	(554)
Repayment of securitized mortgage borrowings	(321,494)	(279,196)
Principal payments on capital lease	(81)	(106)
Tax payments on stock based compensation awards	(39)	(113)
Proceeds from exercise of stock options	163	319
Net cash used in financing activities	(242,615)	(345,599)
Net change in cash, cash equivalents and restricted cash	2,746	(1,533)
Cash, cash equivalents and restricted cash at beginning of period	30,189	39,099
Cash, cash equivalents and restricted cash at end of period	$32,935	$37,566

NON-CASH TRANSACTIONS:
Transfer of securitized mortgage collateral to trust REO	$13,035	$10,502
Mortgage servicing rights retained from loan sales and issuance of mortgage backed securities	1,999	16,756
Initial recognition of operating lease right of use assets (net of $3.8 million of deferred rent)	19,694	—
Initial recognition of operating lease liabilities	23,447	—

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data or as otherwise indicated)

Note 1.—Summary of Business and Financial Statement Presentation

Business Summary

Impac Mortgage Holdings, Inc. (the Company or IMH) is a financial services company incorporated in Maryland with the following direct and indirect wholly-owned subsidiaries: Integrated Real Estate Service Corporation (IRES), Impac Mortgage Corp. (IMC), IMH Assets Corp. (IMH Assets) and Impac Funding Corporation (IFC).    The Company’s operations include the mortgage lending operations and real estate services conducted by IRES and IMC and the long-term mortgage portfolio (residual interests in securitizations reflected as net trust assets and liabilities in the consolidated balance sheets) conducted by IMH.  IMC’s mortgage lending operations include the activities of its division, CashCall Mortgage (CCM).

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the United States Securities and Exchange Commission (SEC).

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

Accounting Pronouncements Adopted in 2019

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842)”, and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842). Topic 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets.   The Company adopted ASU 2016-02 on January 1, 2019 and applied the practical expedients included therein, as well as utilized the transition method included in ASU 2018-11. By applying ASU 2016-02 at the adoption date, as opposed to at the beginning of the earliest period presented, the presentation of financial information for periods prior to January 1, 2019 remained unchanged in accordance with Leases (Topic 840).  On January 1, 2019, the Company recognized right of use (ROU) assets of $19.7 million (net of the reversal of $3.8 million deferred rent liability) and lease liabilities of $23.4 million in the consolidated balance sheet.  There was no impact to retained earnings upon adoption of Topic 842.  For additional information related to the impact of the new guidance, see Note 4.—Leases.

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (ASU 2019-04), which provided certain improvements to ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01) and ASU 2016-13. As the Company adopted ASU 2016-01 on January 1, 2018, the improvements in ASU 2019-04 are effective in the first quarter of 2020. Early adoption is permitted. The Company expects to adopt ASU 2016-13 in the first quarter of 2020, as described above, and the improvements in ASU 2019-04 will be adopted concurrently. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Note 2.—Mortgage Loans Held-for-Sale

A summary of the unpaid principal balance (UPB) of mortgage loans held-for-sale by type is presented below:

	June 30,	December 31,
	2019	2018
Government (1)	$39,924	$39,522
Conventional (2)	154,066	53,148
Non-qualified mortgages (NonQM)	214,193	256,491
Fair value adjustment (3)	12,774	4,440
Total mortgage loans held-for-sale	$420,957	$353,601

(1)	Includes all government-insured loans including Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).

(2)	Includes loans eligible for sale to Federal National Mortgage Association (Fannie Mae or FNMA) and Federal Home Loan Mortgage Corporation (Freddie Mac or FHLMC).
(3)	Changes in fair value are included in gain on sale of loans, net in the accompanying consolidated statements of operations and comprehensive earnings (loss).

At June 30, 2019 and December 31, 2018, the Company had $3.0 million and $2.3 million, respectively, in UPB of mortgage loans held-for-sale that were in nonaccrual status as the loans were 90 days or more delinquent.  The carrying value of these nonaccrual loans at June 30, 2019 and December 31, 2018 were $2.4 million and $1.8 million, respectively.

Gain on mortgage loans held-for-sale (LHFS), included in gain on sale of loans, net in the consolidated statements of operations and comprehensive earnings (loss), is comprised of the following for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Gain on sale of mortgage loans	$27,822	$28,641	$41,430	$57,979
Premium from servicing retained loan sales	416	6,273	1,999	16,756
Unrealized gains (losses) from derivative financial instruments	5,175	1,435	4,566	(665)
Realized (losses) gains from derivative financial instruments	(2,300)	(227)	(3,354)	11,818
Mark to market gain (loss) on LHFS	4,864	(391)	8,334	(5,282)
Direct origination expenses, net	(4,974)	(15,773)	(8,129)	(38,789)
Provision for repurchases	(1,531)	(1,217)	(3,160)	(1,594)
Total gain on sale of loans, net	$29,472	$18,741	$41,686	$40,223

Note 3.—Mortgage Servicing Rights

The Company retains mortgage servicing rights (MSRs) from its sales and securitization of certain mortgage loans or as a result of purchase transactions. MSRs are reported at fair value based on the expected income derived from the net projected cash flows associated with the servicing contracts. The Company receives servicing fees, less subservicing costs, on the UPB of the underlying mortgage loans. The servicing fees are collected from the monthly payments made by the mortgagors or if delinquent, when the underlying real estate is foreclosed upon and liquidated. The Company may receive other remuneration from rights to various mortgagor-contracted fees, such as late charges, collateral reconveyance charges and nonsufficient fund fees, and the Company is generally entitled to retain the interest earned on funds held pending remittance (or float) related to its collection of mortgagor principal, interest, tax and insurance payments.

The following table summarizes the activity of MSRs for the six months ended June 30, 2019 and year ended December 31, 2018:

	June 30,	December 31,
	2019	2018
Balance at beginning of period	$64,728	$154,405
Additions from servicing retained loan sales	1,999	24,879
Reductions from bulk sales	(7)	(118,313)
Changes in fair value (1)	(16,374)	3,757
Fair value of MSRs at end of period	$50,346	$64,728

(1)	Changes in fair value are included within (loss) gain on mortgage servicing rights, net in the accompanying consolidated statements of operations and comprehensive earnings (loss).

At June 30, 2019 and December 31, 2018, the outstanding principal balance of the mortgage servicing portfolio was comprised of the following:

	June 30,	December 31,
	2019	2018
Government insured	$104,284	$51,157
Conventional	5,852,591	6,165,129
NonQM	—	1,848
Total loans serviced (1)	$5,956,875	$6,218,134

(1)	No collateral was pledged as part of the MSR Financing at June 30, 2019 or December 31, 2018. (See Note 6.)

The table below illustrates hypothetical changes in fair values of MSRs caused by assumed immediate changes to key assumptions that are used to determine fair value. See Note 8.—Fair Value of Financial Instruments for a description of the key assumptions used to determine the fair value of MSRs.

	June 30,	December 31,
Mortgage Servicing Rights Sensitivity Analysis	2019	2018
Fair value of MSRs	$50,346	$64,728
Prepayment Speed:
Decrease in fair value from 10% adverse change	(2,256)	(1,419)
Decrease in fair value from 20% adverse change	(4,425)	(2,918)
Decrease in fair value from 30% adverse change	(6,481)	(4,475)
Discount Rate:
Decrease in fair value from 10% adverse change	(1,624)	(2,345)
Decrease in fair value from 20% adverse change	(3,148)	(4,532)
Decrease in fair value from 30% adverse change	(4,579)	(6,575)

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

(Loss) gain on mortgage servicing rights, net is comprised of the following for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Change in fair value of mortgage servicing rights	$(9,881)	$393	$(16,374)	$9,572
(Loss) gain on sale of mortgage servicing rights	(6)	—	864	—
Realized and unrealized losses from hedging instruments	—	(226)	—	(1,700)
(Loss) gain on mortgage servicing rights, net	$(9,887)	$167	$(15,510)	$7,872

Servicing fees, net is comprised of the following for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Contractual servicing fees	$3,891	$11,326	$8,080	$22,864
Late and ancillary fees	38	167	92	318
Subservicing and other costs	(393)	(1,632)	(1,667)	(3,858)
Servicing fees, net	$3,536	$9,861	$6,505	$19,324

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

The Company has three operating leases for office space and certain office equipment under long‑term leases expiring at various dates through 2024.  The Company determines if a contract is a lease at the inception of the arrangement and reviews all options to extend,  terminate, or purchase its right of use assets at the inception of the lease and accounts for these options when they are reasonably certain of being exercised.  Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. When the Company cannot readily determine the rate implicit in the lease,  the Company determines its incremental borrowing rate by using the rate of interest that it would have to pay to borrow on a collateralized basis over a similar term. As a practical expedient permitted under Topic 842, the Company has elected to account for the lease and non-lease components as a single lease component for all leases of which it is the lessee.  Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets and lease expense for these leases is recognized on a straight-line basis over the lease term.  For operating leases existing prior to January 1, 2019, the rate used for the remaining lease term was determined as of the date of adoption. The Company had financing leases for office equipment which were not material at June 30, 2019 and are included in other assets and liabilities in the accompanying consolidated balance sheets.

During the three and six months ended June 30, 2019, cash paid for operating leases was $1.1 million and $2.2 million, respectively, while total operating lease expense was $983 thousand and $2.0 million,  respectively.  Operating lease expense includes short-term leases and sublease income, both of which are immaterial.

The following table presents the operating lease balances within the consolidated balance sheets, weighted average remaining lease term, and weighted average discount rates related to the Company’s operating leases as of June 30, 2019:

		June 30,
Lease Assets and Liabilities	Classification	2019
Assets
Operating lease ROU assets	Other assets	$ 18,112

Liabilities
Operating lease liabilities	Other liabilities	$ 21,711

Weighted average remaining lease term		5.23 years
Weighted average discount rate		4.8%

The following table presents the maturity of the Company’s operating lease liabilities as of June 30, 2019:

Remainder of 2019	$2,221
Year 2020	4,541
Year 2021	4,593
Year 2022	4,721
Year 2023	4,867
Year 2024	3,729
Total lease commitments	24,672
Less: imputed interest	(2,961)
Total operating lease liability	$21,711

As of June 30, 2019, the Company had no additional operating or finance leases that had not yet commenced.

Note 5.—Goodwill and Intangible Assets

In the first quarter of 2015, the Company acquired CCM and recorded $104.6 million of goodwill and intangible assets of $33.1 million, consisting of $17.2 million for trademark, $10.2 million for customer relationships and $5.7 million for a non-compete agreement with the former owner of CCM. The purchase price allocation was prepared with the assistance of a third party valuation firm.

The Company reviewed its goodwill and intangible assets for impairment at least annually as of December 31 or more frequently if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit that has goodwill is less than its carrying value.  As previously disclosed in our quarterly and annual reports, CCM had continued to experience declines in mortgage refinancing originations and margin compression, primarily a result of sustained increases in market interest rates from a historically low interest rate environment. In addition, the business model of CCM had led to additional margin compression through adverse demand from investors, as a result of the borrowers’ propensity to refinance.

The CCM brand had also experienced a material loss in value resulting from 1) the aforementioned adverse treatment from capital market participants for loans produced by the reporting unit, 2) consumer uncertainty due to the use of a similar brand name by an unaffiliated financial services company and 3) substantial deterioration in brand awareness.  In light of those developments, the Company shifted the consumer direct strategy and long-term business plans for CCM, which had resulted in significant reductions in the anticipated future cash flows and estimated fair value of the reporting unit.

At June 30, 2018, the Company performed an impairment test to evaluate the CCM goodwill and intangible assets for impairment.  The fair value of its net assets was compared using three methodologies (two income approaches and one market approach), to the carrying value and determined that its goodwill was impaired.  As a result, an impairment charge of $74.7 million related to goodwill and $13.5 million related to intangible assets was recorded during the quarter ended June 30, 2018.  Subsequent to June 30, 2018, an additional $29.9 million and $4.9 million, respectively, of goodwill and intangible asset impairment was recorded and as of December 31, 2018, the Company had no goodwill or intangible assets remaining related to the CCM acquisition.

Note 6.—Debt

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

The following table presents certain information on warehouse borrowings and related accrued interest for the periods indicated:

	Maximum	Balance Outstanding at
	Borrowing	June 30,	December 31,
	Capacity	2019	2018	Maturity Date
Short-term borrowings:
Repurchase agreement 1 (1)	$150,000	$—	$84,897	August 13, 2019
Repurchase agreement 2 (1)	50,000	49,544	47,108	August 26, 2019
Repurchase agreement 3	225,000	102,889	35,920	January 17, 2020
Repurchase agreement 4	200,000	114,642	80,141	July 30, 2020
Repurchase agreement 5	175,000	94,861	23,370	March 31, 2020
Repurchase agreement 6	100,000	1,037	12,701	June 25, 2020
Total warehouse borrowings	$900,000	$362,973	$284,137

(1)	Subsequent to maturity, these lines were temporarily extended pending the renewal process.

MSR Financings

In February 2018, IMC (Borrower) amended the Line of Credit Promissory Note (FHLMC and GNMA Financing) originally entered into in August 2017, increasing the maximum borrowing capacity of the revolving line of credit to $50.0 million and extending the term to January 31, 2019.  In May 2018, the agreement was amended increasing the maximum borrowing capacity of the revolving line of credit to $60.0 million, increasing the borrowing capacity up to 60% of the fair market value of the pledged mortgage servicing rights and reducing the interest rate per annum to one-month LIBOR plus 3.0%.  As part of the May 2018 amendment, the obligations under the Line of Credit are secured by FHLMC and GNMA pledged mortgage servicing rights (subject to an acknowledgement agreement) and is guaranteed by IRES.  In April 2019, the maturity of the line was extended until January 31, 2020. At June 30, 2019,  there were no outstanding borrowings under the FHLMC and GNMA Financing agreement and approximately $30.0 million was available for borrowing.

In February 2017, IMC (Borrower) entered into a Loan and Security Agreement (Agreement) with a lender providing for a revolving loan commitment of $40.0 million for a period of two years (FNMA Financing).  The Borrower is able to borrow up to 55% of the fair market value of FNMA pledged servicing rights.  Upon the two year anniversary of the Agreement, any amounts outstanding will automatically be converted into a term loan due and payable in full on the one year anniversary of the conversion date.  Interest payments are payable monthly and accrue interest at the rate per annum equal to one-month LIBOR plus 4.0% and the balance of the obligation may be prepaid at any time.  The Borrower also paid the lender an origination fee of $100 thousand, which was deferred and amortized over the life of the FNMA

Financing.  In February 2019, the line converted into a term loan with no balance.  At June 30, 2019,  there were no outstanding borrowings under the FNMA Financing agreement and is not available for borrowing against.

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

Long-term Debt

Junior Subordinated Notes

The Company carries its Junior Subordinated Notes at estimated fair value as more fully described in Note 8.—Fair Value of Financial Instruments. The following table shows the remaining principal balance and fair value of junior subordinated notes issued as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Junior Subordinated Notes (1)	$62,000	$62,000
Fair value adjustment	(18,090)	(17,144)
Total Junior Subordinated Notes	$43,910	$44,856

(1)	Stated maturity of March 2034; requires quarterly interest payments at a variable rate of 3‑month LIBOR plus 3.75% per annum.

Note 7.—Securitized Mortgage Trusts

Securitized Mortgage Trust Assets

Securitized mortgage trust assets, which are recorded at their estimated fair value, are comprised of the following at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Securitized mortgage collateral	$2,920,849	$3,157,071
Real estate owned (REO), at net realizable value (NRV)	10,944	8,519
Total securitized mortgage trust assets	$2,931,793	$3,165,590

Securitized Mortgage Trust Liabilities

Securitized mortgage trust liabilities, which are recorded at their estimated fair value, are comprised of the following at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Securitized mortgage borrowings	$2,915,156	$3,148,215

Changes in fair value of net trust assets, including trust REO gains and losses, are comprised of the following for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Change in fair value of net trust assets, excluding REO	$3,113	$1,807	$(3,043)	$(2,524)
(Losses) gains from REO	(4,572)	(1,590)	(1,099)	603
Change in fair value of net trust assets, including trust REO (losses) gains	$(1,459)	$217	$(4,142)	$(1,921)

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

The following table presents the estimated fair value of financial instruments included in the consolidated financial statements as of the dates indicated:

	June 30, 2019				December 31, 2018
	Carrying	Estimated Fair Value			Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$25,794	$25,794	$—	$—	$23,200	$23,200	$—	$—
Restricted cash	7,141	7,141	—	—	6,989	6,989	—	—
Mortgage loans held-for-sale	420,957	—	420,957	—	353,601	—	353,601	—
Mortgage servicing rights	50,346	—	—	50,346	64,728	—	—	64,728
Derivative assets, lending, net (1)	8,449	—	—	8,449	3,351	—	—	3,351
Mortgage-backed securities (1)	5,378	—	5,378	—	1,000	—	1,000	—
Securitized mortgage collateral	2,920,849	—	—	2,920,849	3,157,071	—	—	3,157,071

Liabilities
Warehouse borrowings	$362,973	$—	$362,973	$—	$284,137	$—	$284,137	$—
Convertible notes	24,990	—	—	24,990	24,985	—	—	24,985
Long-term debt	43,910	—	—	43,910	44,856	—	—	44,856
Securitized mortgage borrowings	2,915,156	—	—	2,915,156	3,148,215	—	—	3,148,215
Derivative liabilities, lending, net (2)	1,215	—	1,215	—	683	—	683	—

(1)	Included in other assets in the accompanying consolidated balance sheets.
(2)	Included in other liabilities in the accompanying consolidated balance sheets

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

For securitized mortgage collateral and securitized mortgage borrowings, the underlying bonds are collateralized by Alt-A (non-conforming) residential and commercial loans and have limited or no market activity. The Company’s methodology to estimate fair value of these assets and liabilities include the use of internal pricing techniques such as the net present value of future expected cash flows (with observable market participant assumptions, where available) discounted at a rate of return based on the Company’s estimates of market participant requirements. The significant assumptions utilized in these internal pricing techniques, which are based on the characteristics of the underlying collateral, include estimated credit losses, estimated prepayment speeds and appropriate discount rates.

Refer to Recurring Fair Value Measurements below for a description of the valuation methods used to determine the fair value of mortgage servicing rights,  mortgage loans held-for-sale,  mortgage-backed securities, securitized mortgage collateral and borrowings, long-term debt and derivative assets and liabilities.

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

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its mortgage servicing rights, securitized mortgage collateral and borrowings, derivative assets and liabilities (IRLCs), and long-term debt as Level 3 fair value measurements. Level 3 assets and liabilities measured at fair value on a recurring basis were approximately 87% and 99% and 90% and 99%, respectively, of total assets and total liabilities measured at estimated fair value at June 30, 2019 and December 31, 2018.

Recurring Fair Value Measurements

The Company assesses its financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers between Level 1 and Level 2 classified instruments during the six months ended June 30, 2019.

The following tables present the Company’s assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at June 30, 2019 and December 31, 2018, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	June 30, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Mortgage loans held-for-sale	$—	$420,957	$—	$—	$353,601	$—
Mortgage-backed securities	—	5,378	—	—	1,000	—
Derivative assets, lending, net (1)	—	—	8,449	—	—	3,351
Mortgage servicing rights	—	—	50,346	—	—	64,728
Securitized mortgage collateral	—	—	2,920,849	—	—	3,157,071
Total assets at fair value	$—	$426,335	$2,979,644	$—	$354,601	$3,225,150
Liabilities
Securitized mortgage borrowings	$—	$—	$2,915,156	$—	$—	$3,148,215
Long-term debt	—	—	43,910	—	—	44,856
Derivative liabilities, lending, net (2)	—	1,215	—	—	683	—
Total liabilities at fair value	$—	$1,215	$2,959,066	$—	$683	$3,193,071

(1)

At June 30, 2019 and December 31, 2018, derivative assets, lending, net included $8.4 million and $3.4 million, respectively, in IRLCs and is included in other assets in the accompanying consolidated balance sheets.

(2)	At June 30, 2019 and December 31, 2018, derivative liabilities, lending, net are included in other liabilities in the accompanying consolidated balance sheets.

The following tables present reconciliations for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2019 and 2018:

	Level 3 Recurring Fair Value Measurements
	For the Three Months Ended June 30, 2019

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, March 31, 2019	$3,054,720	$(3,051,736)	$59,823	$3,164	$(44,561)
Total gains (losses) included in earnings:
Interest income (1)	3,950	—	—	—	—
Interest expense (1)	—	(10,198)	—	—	(108)
Change in fair value	40,558	(37,445)	(9,881)	5,285	388
Change in instrument specific credit risk	—	—	—	—	371	(2)
Total gains (losses) included in earnings	44,508	(47,643)	(9,881)	5,285	651
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	416	—	—
Settlements	(178,379)	184,223	(12)	—	—
Fair value, June 30, 2019	$2,920,849	$(2,915,156)	$50,346	$8,449	$(43,910)
Unrealized (losses) gains still held (3)	$(263,682)	$2,492,202	$50,346	$8,449	$18,090

(1)

Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $2.2 million for three months ended June 30, 2019. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)	Amount represents the change in instrument specific credit risk in other comprehensive earnings in the consolidated statements of operations and comprehensive earnings (loss).
(3)	Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at June 30, 2019.

	Level 3 Recurring Fair Value Measurements
	For the Three Months Ended June 30, 2018

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, March 31, 2018	$3,513,901	$(3,508,477)	$174,067	$3,854	$(45,337)
Total gains (losses) included in earnings:
Interest income (1)	11,286	—	—	—	—
Interest expense (1)	—	(17,117)	—	—	(182)
Change in fair value	12,686	(10,879)	393	684	258
Change in instrument specific credit risk	—	—	—	—	(526)	(2)
Total gains (losses) included in earnings	23,972	(27,996)	393	684	(450)
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	6,273	—	—
Settlements	(136,836)	142,752	—	—	—
Fair value, June 30, 2018	$3,401,037	$(3,393,721)	$180,733	$4,538	$(45,787)
Unrealized (losses) gains still held (3)	$(490,822)	$2,666,746	$180,733	$4,538	$16,213

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

(2)	Amount represents the change in instrument specific credit risk in other comprehensive earnings in the consolidated statements of operations and comprehensive earnings (loss).
(3)	Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at June 30, 2018.

The following tables present reconciliations for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2019 and 2018:

	Level 3 Recurring Fair Value Measurements
	For the Six Months Ended June 30, 2019

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, December 31, 2018	$3,157,071	$(3,148,215)	$64,728	$3,351	$(44,856)
Total gains (losses) included in earnings:
Interest income (1)	10,206	—	—	—	—
Interest expense (1)	—	(23,751)	—	—	(223)
Change in fair value	61,642	(64,685)	(16,374)	5,098	654
Change in instrument specific credit risk	—	—	—	—	515	(2)
Total gains (losses) included in earnings	71,848	(88,436)	(16,374)	5,098	946
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	1,999	—	—
Settlements	(308,070)	321,495	(7)	—	—
Fair value, June 30, 2019	$2,920,849	$(2,915,156)	$50,346	$8,449	$(43,910)

(1)

Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $4.2 million for the six months ended June 30, 2019. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive earnings (loss) is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)

Amount represents the change in instrument specific credit risk in other comprehensive earnings in the consolidated statements of operations and comprehensive earnings (loss) as required by the adoption of ASU 2016-01 on January 1, 2018.

(3)	Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at June 30, 2019.

	Level 3 Recurring Fair Value Measurements
	For the Six Months Ended June 30, 2018

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term		Contingent
	collateral	borrowings	rights	net	debt		consideration
Fair value, December 31, 2017	$3,662,008	$(3,653,265)	$154,405	$4,357	$(44,982)		$(554)
Total gains (losses) included in earnings:
Interest income (1)	16,974	—	—	—	—		—
Interest expense (1)	—	(37,197)	—	—	(321)		—
Change in fair value	(20,069)	17,545	9,572	181	1,481		—
Change in instrument specific credit risk	—	—	—	—	(1,965)	(2)	—
Total gains (losses) included in earnings	(3,095)	(19,652)	9,572	181	(805)		—
Transfers in and/or out of Level 3	—	—	—	—	—		—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—		—
Issuances	—	—	16,756	—	—		—
Settlements	(257,876)	279,196	—	—	—		554
Fair value, June 30, 2018	$3,401,037	$(3,393,721)	$180,733	$4,538	$(45,787)		$—

(1)

Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $4.0 million for the six months ended June 30, 2018.  The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive earnings (loss) is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)

Amount represents the change in instrument specific credit risk in other comprehensive earnings in the consolidated statements of operations and comprehensive earnings (loss) as required by the adoption of ASU 2016-01 on January 1, 2018.

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and nonrecurring basis at June 30, 2019:

	Estimated	Valuation	Unobservable	Range of	Weighted
Financial Instrument	Fair Value	Technique	Input	Inputs	Average
Assets and liabilities backed by real estate
Securitized mortgage collateral, and	$2,920,849	DCF	Prepayment rates	3.4 - 29.5%	8.0%
Securitized mortgage borrowings	(2,915,156)		Default rates	0.01 - 3.9%	1.7%
			Loss severities	4.4 - 99.9%	48.2%
			Discount rates	2.9 - 25.0%	3.9%
Other assets and liabilities
Mortgage servicing rights	$50,346	DCF	Discount rate	9.0 - 13.0%	9.2%
			Prepayment rates	8.0 - 86.6%	15.4%
Derivative assets - IRLCs, net	8,449	Market pricing	Pull-through rate	6.1 - 99.9%	72.8%
Long-term debt	(43,910)	DCF	Discount rate	9.4%	9.4%

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

The following tables present the changes in recurring fair value measurements included in net earnings (loss) for the three months ended June 30, 2019 and 2018:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings (Loss)
	For the Three Months Ended June 30, 2019
			Change in Fair Value of
	Interest	Interest	Net Trust	Long-term	Other Revenue	Gain on Sale
	Income (1)	Expense (1)	Assets	Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$3,950	$—	$40,558	$—	$—	$—	$44,508
Securitized mortgage borrowings	—	(10,198)	(37,445)	—	—	—	(47,643)
Long-term debt	—	(108)	—	388	—	—	280
Mortgage servicing rights (2)	—	—	—	—	(9,881)	—	(9,881)
Mortgage loans held-for-sale	—	—	—	—	—	4,864	4,864
Derivative assets — IRLCs	—	—	—	—	—	5,285	5,285
Derivative liabilities — Hedging Instruments	—	—	—	—	—	(110)	(110)
Total	$3,950	$(10,306)	$3,113	$388	$(9,881)	$10,039	$(2,697)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in (loss) gain on MSRs, net in the consolidated statements of operations and comprehensive earnings (loss).

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net (Loss) Earnings
	For the Three Months Ended June 30, 2018
			Change in Fair Value of
	Interest	Interest	Net Trust	Long-term	Other	Gain on Sale
	Income (1)	Expense (1)	Assets	Debt	Revenue	of Loans, net	Total
Securitized mortgage collateral	$11,286	$—	$12,686	$—	$—	$—	$23,972
Securitized mortgage borrowings	—	(17,117)	(10,879)	—	—	—	(27,996)
Long-term debt	—	(182)	—	258	—	—	76
Mortgage servicing rights (2)	—	—	—	—	393	—	393
Mortgage loans held-for-sale	—	—	—	—	—	(391)	(391)
Derivative assets — IRLCs	—	—	—	—	—	684	684
Derivative liabilities — Hedging Instruments	—	—	—	—	(38)	751	713
Total	$11,286	$(17,299)	$1,807	$258	$355	$1,044	$(2,549)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in (loss) gain on MSRs, net in the consolidated statements of operations and comprehensive earnings (loss).

The following tables present the changes in recurring fair value measurements included in net (loss) earnings for the six months ended June 30, 2019 and 2018:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net (Loss) Earnings
	For the Six Months Ended June 30, 2019
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Revenue	Gain on Sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$10,206	$—	$61,642		$—	$—	$—	$71,848
Securitized mortgage borrowings	—	(23,751)	(64,685)		—	—	—	(88,436)
Long-term debt	—	(223)	—		654	—	—	431
Mortgage servicing rights (2)	—	—	—		—	(16,374)	—	(16,374)
Mortgage loans held-for-sale	—	—	—		—	—	8,334	8,334
Derivative assets — IRLCs	—	—	—		—	—	5,098	5,098
Derivative liabilities — Hedging Instruments	—	—	—		—	—	(532)	(532)
Total	$10,206	$(23,974)	$(3,043)	(3)	$654	$(16,374)	$12,900	$(19,631)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in (loss) gain on MSRs, net in the consolidated statements of operations and comprehensive earnings (loss).
(3)	For the six months ended June 30, 2019, change in the fair value of net trust assets, excluding REO was $3.0 million.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net (Loss) Earnings
	For the Six Months Ended June 30, 2018
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Revenue	Gain on Sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$16,974	$—	$(20,069)		$—	$—	$—	$(3,095)
Securitized mortgage borrowings	—	(37,197)	17,545		—	—	—	(19,652)
Long-term debt	—	(321)	—		1,481	—	—	1,160
Mortgage servicing rights (2)	—	—	—		—	9,572	—	9,572
Mortgage loans held-for-sale	—	—	—		—	—	(5,282)	(5,282)
Derivative assets — IRLCs	—	—	—		—	—	181	181
Derivative liabilities — Hedging Instruments	—	—	—		—	246	(846)	(600)
Total	$16,974	$(37,518)	$(2,524)	(3)	$1,481	$9,818	$(5,947)	$(17,716)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in (loss) gain on MSRs, net in the consolidated statements of operations and comprehensive earnings (loss).
(3)	For the six months ended June 30, 2018, change in the fair value of net trust assets, excluding REO was $2.5 million.

The following is a description of the measurement techniques for items recorded at estimated fair value on a recurring basis.

Mortgage servicing rights—The Company elected to carry its MSRs arising from its mortgage loan origination operation at estimated fair value. The fair value of MSRs is based upon market prices for similar instruments and a discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at June 30, 2019.

Mortgage loans held-for-sale—The Company elected to carry its mortgage loans held-for-sale originated or acquired at estimated fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage loans held-for-sale as a Level 2 measurement at June 30, 2019.

Mortgage-backed securities—The Company invested in mortgage-backed securities collateralized by NonQM loans originated by the Company and sold to third party investors.  Fair value is based on prices for other traded mortgage-backed securities with similar characteristics and bid information received from market participants. Given the market pricing for other traded mortgage-backed securities, active pricing is available for similar assets and accordingly, the Company classifies its mortgage-backed securities as a Level 2 measurement at June 30, 2019.

Securitized mortgage collateral—The Company elected to carry its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows with observable market participant assumptions, where available. The Company’s assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of June 30, 2019, securitized mortgage collateral had UPB of $3.2 billion, compared to an estimated fair value on the Company’s balance sheet of $2.9 billion. The aggregate UPB exceeded the fair value by $0.3 billion at June 30, 2019. As of June 30, 2019, the UPB of loans 90 days or more past due was $0.4 billion compared to an estimated fair value of $0.1 billion. The aggregate UPB of loans 90 days or more past due exceeded the fair value by $0.3 billion at June 30, 2019. Securitized mortgage collateral is considered a Level 3 measurement at June 30, 2019.

Securitized mortgage borrowings—The Company elected to carry its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include the Company’s judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of June 30, 2019, securitized mortgage borrowings had an outstanding principal balance of $3.2 billion compared to an estimated fair value of $2.9 billion. The aggregate outstanding principal balance exceeded the fair value by $0.3 billion at June 30, 2019. Securitized mortgage borrowings are considered a Level 3 measurement at June 30, 2019.

Long-term debt—The Company elected to carry its remaining long-term debt (consisting of junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company’s own credit risk, including previous settlements with trust preferred debt holders and discounted cash flow analysis. As of June 30, 2019, long-term debt had UPB of $62.0. million compared to an estimated fair value of $43.9 million. The aggregate UPB exceeded the fair value by $18.1 million at June 30, 2019. The long-term debt is considered a Level 3 measurement at June 30, 2019.

Derivative assets and liabilities, lending—The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. The derivatives include IRLCs with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. The derivatives also include hedging instruments (typically TBA MBS) used to hedge the fair value changes associated with changes in interest rates relating to its mortgage lending originations. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated Pull-through Rate. The anticipated Pull-through Rate is an unobservable input based on historical experience, which results in classification of IRLCs as a Level 3 measurement at June 30, 2019.

The fair value of the Hedging Instruments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, the Hedging Instruments are classified as a Level 2 measurement at June 30, 2019.

The following table includes information for the derivative assets and liabilities related to lending for the periods presented:

			Total Gains (Losses)		Total Gains (Losses)
	Notional Amount		For the Three Months Ended		For the Six Months Ended
	June 30,	December 31,	June 30,		June 30,
	2019	2018	2019	2018	2019	2018
Derivative – IRLC's (1)	$439,530	$183,595	$5,285	$684	$5,098	$181
Derivative – TBA MBS (2)	209,154	88,018	(2,410)	299	(3,886)	9,275
Derivative – Forward delivery loan commitment	—	150,000	—	—	—	—

(1)	Amounts included in gain on sale of loans, net within the accompanying consolidated statements of operations and comprehensive earnings (loss).
(2)	Amounts included in gain on sale of loans, net and (loss) gain on mortgage servicing rights, net within the accompanying consolidated statements of operations and comprehensive earnings (loss).

Nonrecurring Fair Value Measurements

The Company is required to measure certain assets and liabilities at estimated fair value from time to time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10.

The following tables present financial and non-financial assets measured using nonrecurring fair value measurements at June 30, 2019 and 2018, respectively:

	Nonrecurring Fair Value Measurements			Total Losses (1)	Total Losses (1)
	June 30, 2019			For the Three Months Ended	For the Six Months Ended
	Level 1	Level 2	Level 3	June 30, 2019	June 30, 2019
REO (2)	$—	$11,214	$—	$(4,572)	$(1,099)

(1)	Total losses reflect losses from all nonrecurring measurements during the period.
(2)

Balance represents REO at June 30, 2019, which have been impaired subsequent to foreclosure. For the three and six months ended June 30, 2019, the Company recorded $4.6 million and $1.1 million, respectively, losses related to changes in NRV of properties.  Losses represent impairment of the NRV attributable to an increase in state specific loss severities on properties held during the period which resulted in a decrease to NRV.

	Nonrecurring Fair Value Measurements			Total Losses (1)	Total Gains (Losses) (1)
	June 30, 2018			For the Three Months Ended	For the Six Months Ended
	Level 1	Level 2	Level 3	June 30, 2018	June 30, 2018
REO (2)	$—	$8,440	$—	$(1,590)	$603
Intangible assets	—	—	6,033	(13,450)	(13,450)
Goodwill	—	—	29,925	(74,662)	(74,662)

(1)	Total (losses) gains reflect (losses) gains from all nonrecurring measurements during the period.
(2)

Balance represents REO at June 30, 2018, which has been impaired subsequent to foreclosure. For the three and six months ended June 30, 2018, the Company recorded $1.6 million and $603 thousand, respectively, in (losses) gains related to changes in NRV of properties.  Losses represent impairment of the NRV attributable to an increase in state specific loss severities on properties held during the period which resulted in a decrease to NRV.  Gains represent recovery of the NRV attributable to an improvement in state specific loss severities on properties held during the period which resulted in an increase to NRV.

Real estate owned—REO consists of residential real estate (within securitized mortgage trust assets) acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. REO balance representing REOs which have been impaired subsequent to foreclosure are subject to nonrecurring fair value measurement and are included in the nonrecurring fair value measurements tables. Fair values of REO are generally based on observable market inputs, and are considered Level 2 measurements at June 30, 2019.

Intangible assets— The methodology used to determine the fair value as well as measure potential impairment of trademarks includes assumptions with inherent uncertainty, including projected sales volumes and related projected revenues, long-term growth rates, royalty rates that a market participant might assume and judgments regarding the factors to develop an applied discount rate. The carrying value of intangible assets is at risk of impairment if future projected usage, revenues or long-term growth rates are lower than those currently projected, or if factors used in the development of a discount rate result in the application of a higher discount rate.  As the results of our testing indicated that the carrying values of certain of these assets would not be recoverable, we recorded intangible asset impairment of approximately $13.5 million during the quarter ended June 30, 2018. The intangible assets were considered Level 3 nonrecurring fair value measurements at June 30, 2018.    Subsequent to June 30, 2018, an additional $4.9 million of intangible asset impairment was recorded and as of December 31, 2018, the Company had no intangible assets remaining.

Goodwill— For goodwill, the determination of fair value of a reporting unit involves, among other things, application of various approaches, which include developing forecasts of future cash flows with a number of assumptions including but not limited to, origination and margin projections, growth and terminal value projections, and judgements regarding the factors to develop discount rates and cost of capital. The Company reviews its goodwill for impairment at least annually as of December 31 or more frequently if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit that has goodwill is less than its carrying value. The Company compared the fair value of its net assets using three methodologies (two income approaches and one market approach), to the carrying value and determined that its goodwill was impaired.  As a result, the Company recorded an impairment charge of $74.7 million related to goodwill during the quarter ended June 30, 2018.  Goodwill was considered a Level 3 nonrecurring fair value measurement at June 30, 2018.   Subsequent to June 30, 2018, an additional $29.9 million of goodwill impairment was recorded and as of December 31, 2018, the Company had no goodwill remaining.

Note 9.—Income Taxes

The Company calculates its quarterly tax provision pursuant to the guidelines in ASC 740 Income Taxes.  ASC 740 requires companies to estimate the annual effective tax rate for current year ordinary income. In calculating the effective tax rate, permanent differences between financial reporting and taxable income are factored into the calculation, and temporary differences are not. The estimated annual effective tax rate represents the Company’s estimate of the tax provision in relation to the best estimate of pre-tax ordinary income or loss. The estimated annual effective tax rate is then applied to year-to-date ordinary income or loss to calculate the year-to-date interim tax provision.

The Company recorded income tax expense of $81 thousand and $167 thousand for the three and six months ended June 30, 2019, respectively.  Tax expense for the three and six months ended June 30, 2019 is primarily the result of state income taxes from states where the Company does not have net operating loss carryforwards or state minimum taxes, offset by a benefit resulting from the intraperiod allocation rules that are applied when there is a pre-tax loss from continuing operations and pre-tax income from other comprehensive income.

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

At June 30, 2019, the Company had accumulated other comprehensive earnings of $24.3 million, which was net of tax of $11.1 million.

As of December 31, 2018, the Company had estimated federal net operating loss (NOL) carryforwards of approximately $564.6 million. Federal NOL carryforwards begin to expire in 2027.  As of December 31, 2018, the Company had estimated California NOL carryforwards of approximately $386.0 million, which begin to expire in 2028.  The Company may not be able to realize the maximum benefit due to the nature and tax entities that hold the NOL.

Note 10.—Reconciliation of Earnings (Loss) Per Share

Basic net earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders (numerator) by the weighted average number of vested common shares outstanding during the period (denominator). Diluted net earnings (loss) per share is computed on the basis of the weighted average number of shares of common stock outstanding plus the effect of dilutive potential common shares outstanding during the period using the if-converted method. Dilutive potential common shares include shares issuable upon conversion of Convertible Notes, dilutive effect of outstanding stock options and deferred stock units (DSUs).

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator for basic earnings (loss) per share:
Net earnings (loss)	$3,873	$(97,398)	$(8,739)	$(93,525)

Numerator for diluted earnings (loss) per share:
Net earnings (loss)	$3,873	$(97,398)	$(8,739)	$(93,525)
Interest expense attributable to convertible notes (1)	—	—	—	—
Net earnings (loss) plus interest expense attributable to convertible notes	$3,873	$(97,398)	$(8,739)	$(93,525)

Denominator for basic earnings (loss) per share (2):
Basic weighted average common shares outstanding during the period	21,181	20,964	21,170	20,958

Denominator for diluted earnings (loss) per share (2):
Basic weighted average common shares outstanding during the period	21,181	20,964	21,170	20,958
Net effect of dilutive convertible notes (1)	—	—	—	—
Net effect of dilutive stock options and DSU’s	8	—	—	—
Diluted weighted average common shares	21,189	20,964	21,170	20,958
Net earnings (loss) per common share:
Basic	$0.18	$(4.65)	$(0.41)	$(4.46)
Diluted	$0.18	$(4.65)	$(0.41)	$(4.46)

(1)	Adjustments to diluted earnings (loss) per share for the convertible notes for the three and six months ended June 30, 2019 and 2018 were excluded from the calculation, as they were anti-dilutive.
(2)	Number of shares presented in thousands.

For the three months ended June 30, 2019,  there were 1.2 million shares of Convertible Notes and 1.1 million stock options outstanding which were anti-dilutive. For the six months ended June 30, 2019,  there were 1.2 million shares of Convertible Notes and 1.2 million stock options outstanding which were anti-dilutive. For the three and six months ended June 30, 2018, there were 1.2 million shares of Convertible Notes and 1.3 million stock options outstanding which were anti-dilutive.

Note 11.—Segment Reporting

The Company has three primary reporting segments which include mortgage lending, real estate services and long-term mortgage portfolio. Unallocated corporate and other administrative costs are presented in Corporate and other.

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Three Months Ended June 30, 2019:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$29,472	$—	$—	$—	$29,472
Servicing fees, net	3,536	—	—	—	3,536
Loss on mortgage servicing rights, net	(9,887)	—	—	—	(9,887)
Real estate services fees, net	—	807	—	—	807
Other revenue	36	—	131	20	187
Other operating expense	(17,456)	(345)	(110)	(3,722)	(21,633)
Other income (expense)	1,905	—	19	(452)	1,472
Net earnings (loss) before income tax expense	$7,606	$462	$40	$(4,154)	3,954
Income tax expense					81
Net earnings					$3,873

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Three Months Ended June 30, 2018:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$18,741	$—	$—	$—	$18,741
Servicing fees, net	9,861	—	—	—	9,861
Gain on mortgage servicing rights, net	167	—	—	—	167
Real estate services fees, net	—	1,038	—	—	1,038
Other revenue	—	—	101	15	116
Intangible asset impairment	(13,450)	—	—	—	(13,450)
Goodwill impairment	(74,662)	—	—	—	(74,662)
Other operating expense	(28,985)	(591)	(111)	(6,837)	(36,524)
Other income (expense)	305	—	1,177	(461)	1,021
Net (loss) earnings before income tax expense	$(88,023)	$447	$1,167	$(7,283)	$(93,692)
Income tax expense					3,706
Net loss					$(97,398)

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Six Months Ended June 30, 2019:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$41,686	$—	$—	$—	$41,686
Servicing fees, net	6,505	—	—	—	6,505
Loss on mortgage servicing rights, net	(15,510)	—	—	—	(15,510)
Real estate services fees, net	—	1,613	—	—	1,613
Other revenue	36	—	98	53	187
Other operating expense	(34,956)	(732)	(250)	(7,966)	(43,904)
Other income (expense)	3,320	—	(1,560)	(909)	851
Net earnings (loss) before income tax expense	$1,081	$881	$(1,712)	$(8,822)	(8,572)
Income tax expense					167
Net loss					$(8,739)

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Six Months Ended June 30, 2018:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$40,223	$—	$—	$—	$40,223
Servicing fees, net	19,324	—	—	—	19,324
Gain on mortgage servicing rights, net	7,872	—	—	—	7,872
Real estate services fees, net	—	2,423	—	—	2,423
Other revenue	—	—	186	21	207
Intangible asset impairment	(13,450)	—	—	—	(13,450)
Goodwill impairment	(74,662)	—	—	—	(74,662)
Other operating expense	(60,533)	(1,229)	(176)	(10,335)	(72,273)
Other income (expense)	638	—	1,373	(884)	1,127
Net (loss) earnings before income tax expense	$(80,588)	$1,194	$1,383	$(11,198)	$(89,209)
Income tax expense					4,316
Net loss					$(93,525)

	Mortgage	Real Estate	Long-term	Corporate
Balance Sheet Items as of:	Lending	Services	Portfolio	and other	Consolidated
Total Assets at June 30, 2019 (1)	$545,182	$14	$2,931,883	$22,891	$3,499,970
Total Assets at December 31, 2018 (1)	$475,734	$126	$3,165,669	$6,414	$3,647,943

(1)	All segment asset balances exclude intercompany balances.

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

The legal matter updates summarized below are ongoing and may have an effect on the Company’s business and future financial condition and results of operations:

On July 3, 2019, a representative action was filed in the Superior Court of California, Orange County, entitled Law v. Impac Mortgage Corp. dba CashCall Mortgage under the California Labor Code Private Attorneys General Act.   The plaintiff contends the defendant did not pay its employees overtime compensation, provide required meal and rest breaks, or provide accurate wage statements as required by law.  The action seeks penalties, attorneys’ fees, and such other appropriate relief.

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

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2018 for a full description of litigation and claims.

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

The following table summarizes the repurchase reserve activity, within other liabilities on the consolidated balance sheets, related to previously sold loans for the six months ended June 30, 2019 and year ended December 31, 2018:

	June 30,	December 31,
	2019	2018
Beginning balance	$7,657	$6,020
Provision for repurchases	3,160	5,074
Settlements	(1,125)	(3,437)
Total repurchase reserve	$9,692	$7,657

Commitments to Extend Credit

The Company enters into IRLCs with prospective borrowers whereby the Company commits to lend a certain loan amount under specific terms and interest rates to the borrower. These loan commitments are treated as derivatives and are carried at fair value. See Note 8. — Fair Value of Financial Instruments for more information.

Note 13.—Equity and Share Based Payments

Redeemable Preferred Stock

At June 30, 2019, the Company had outstanding $67.0 million liquidation preference of Series B and Series C Preferred Stock. The holders of each series of Preferred Stock, which are non‑voting and redeemable at the option of the Company, retain the right to a $25.00 per share liquidation preference in the event of a liquidation of the Company and the right to receive dividends on the Preferred Stock if any such dividends are declared.

As previously disclosed within Note 11.—Redeemable Preferred Stock, of the 2018 Form 10-K, all rights of the Preferred B holders under the 2004 Articles were deemed reinstated. Subject to an appeal, the Company has cumulative undeclared dividends in arrears of approximately $15.2 million, or approximately $22.85 per outstanding share of Preferred B, increasing the liquidation value to approximately $47.85 per share. Additionally, every quarter the cumulative undeclared dividends in arrears will increase by $0.5859 per share, or approximately $390 thousand.  The liquidation preference, inclusive of the cumulative undeclared dividends in arrears, is only payable upon voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs.

Share Based Payments

The following table summarizes activity, pricing and other information for the Company’s stock options for the six months ended June 30, 2019:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 31, 2018	1,001,469	$13.16
Options granted	592,500	3.66
Options exercised	(64,351)	2.52
Options forfeited/cancelled	(376,364)	13.81
Options outstanding at June 30, 2019	1,153,254	8.67
Options exercisable at June 30, 2019	428,599	$13.86

As of June 30, 2019, there was approximately $1.3 million of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 2.2 years.

The following table summarizes activity, pricing and other information for the Company’s restricted stock units (RSU’s) for the six months ended June 30, 2019:

Weighted-
Average
	Number of	Grant Date
	Shares	Fair Value
RSU's outstanding at December 31, 2018	—	$—
RSU’s granted	75,000	3.75
RSU’s issued	—	—
RSU’s forfeited/cancelled	—	—
RSU’s outstanding at June 30, 2019	75,000	$3.75

As of June 30, 2019, there was approximately $249 thousand of total unrecognized compensation cost related to the RSU compensation arrangements granted under the plan. That cost is expected to be recognized over the remaining weighted average period of 2.7 years.

The following table summarizes activity, pricing and other information for the Company’s deferred stock units (DSU’s) for the six months ended June 30, 2019:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
DSU's outstanding at December 31, 2018	24,500	$10.11
DSU’s granted	30,000	3.75
DSU’s issued	—	—
DSU’s forfeited/cancelled	—	—
DSU’s outstanding at June 30, 2019	54,500	$6.61

As of June 30, 2019, there was approximately $126 thousand of total unrecognized compensation cost related to the DSU compensation arrangements granted under the plan. That cost is expected to be recognized over the remaining weighted average period of 2.4 years.

The following table summarizes activity, pricing and other information for the Company’s restricted stock awards (RSA’s) for the six months ended June 30, 2019:

Weighted-
Average
	Number of	Grant Date
	Shares	Fair Value
RSA's outstanding at December 31, 2018	—	$—
RSA’s granted	35,069	3.57
RSA’s issued	—	—
RSA’s forfeited/cancelled	—	—
RSA’s outstanding at June 30, 2019	35,069	$3.57

As of June 30, 2019, there was no unrecognized compensation cost related to the RSA compensation arrangements granted under the plan as the amounts were accrued as part of an executive stay bonus in accordance with the executive’s employment agreement.

Note 14.—Subsequent Events

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

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “likely,” “projected,” “should,” “could,” “seem to,” “anticipate,” “plan,” “intend,” “project,” “assume,” or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to the following: successful development, marketing, sale and financing of new mortgage products, including expansion of non-Qualified Mortgage originations; inability to successfully reduce prepayment on our mortgage loans; ability to successfully diversify our loan products; decrease in our mortgage servicing portfolio or its market value; ability to increase our market share and geographic footprint in the various residential mortgage businesses; ability to manage and sell MSRs as needed; ability to successfully sell loans to third-party investors; volatility in the mortgage industry; unexpected interest rate fluctuations and margin compression; our ability to manage personnel expenses in relation to mortgage production levels; our ability to successfully use warehousing capacity and satisfy financial covenants; increased competition in the mortgage lending industry by larger or more efficient companies; issues and system risks related to our technology including cyber risk and data security risk; ability to successfully create cost and product efficiencies through new technology; more than expected increases in default rates or loss severities and mortgage related losses; ability to obtain additional financing, through lending and repurchase facilities, debt or equity funding, strategic relationships or otherwise; the terms of any financing, whether debt or equity, that we do obtain and our expected use of proceeds from any financing; increase in loan repurchase requests and ability to adequately settle repurchase obligations; failure to create brand awareness; the outcome, including any settlements, of litigation or regulatory actions pending against us or other legal contingencies; and our compliance with applicable local, state and federal laws and regulations and other general market and economic conditions.

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

Discussion and Analysis of Financial Condition and Results of Operations that is the most relevant to our financial information.

Selected Financial Results

	For the Three Months Ended			For the Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2019	2019	2018	2019	2018
Revenues:
Gain on sale of loans, net	$29,472	$12,214	$18,741	$41,686	$40,223
Servicing fees, net	3,536	2,969	9,861	6,505	19,324
(Loss) gain on mortgage servicing rights, net	(9,887)	(5,623)	167	(15,510)	7,872
Real estate services fees, net	807	806	1,038	1,613	2,423
Other	187	—	116	187	207
Total revenues	24,115	10,366	29,923	34,481	70,049
Expenses:
Personnel expense	14,339	14,121	16,678	28,461	34,421
Business promotion	2,013	2,923	9,000	4,936	18,730
General, administrative and other	5,281	5,226	10,846	10,507	19,122
Intangible asset impairment	—	—	13,450	—	13,450
Goodwill impairment	—	—	74,662	—	74,662
Total expenses	21,633	22,270	124,636	43,904	160,385
Operating income (loss):	2,482	(11,904)	(94,713)	(9,423)	(90,336)
Other income (expense):
Net interest income	2,543	1,796	546	4,339	1,567
Change in fair value of long-term debt	388	265	258	654	1,481
Change in fair value of net trust assets	(1,459)	(2,683)	217	(4,142)	(1,921)
Total other income (expense)	1,472	(622)	1,021	851	1,127
Earnings (loss) before income taxes	3,954	(12,526)	(93,692)	(8,572)	(89,209)
Income tax expense	81	86	3,706	167	4,316
Net earnings (loss)	$3,873	$(12,612)	$(97,398)	$(8,739)	$(93,525)
Other comprehensive earnings (loss):
Change in fair value of mortgage-backed securities	(7)	21	—	14	—
Change in fair value of instrument specific credit risk	267	96	(526)	363	(1,965)
Total comprehensive earnings (loss)	$4,133	$(12,495)	$(97,924)	$(8,362)	$(95,490)

Diluted weighted average common shares	21,189	21,159	20,964	21,170	20,958
Diluted earnings (loss) per share	$0.18	$(0.60)	$(4.65)	$(0.41)	$(4.46)

Status of Operations

Summary Highlights

•	NonQM mortgage origination volumes were $315.1 million in the second quarter of 2019 compared to $343.3 million in the first quarter of 2019 and $306.1 million in the second quarter of 2018.
•	Mortgage servicing portfolio decreased slightly to $6.0 billion at June 30, 2019 as compared to $6.2 billion at December 31, 2018 and $16.8 billion at June 30, 2018.
•	Mortgage servicing rights (MSRs) decreased to $50.4 million at June 30, 2019 as compared to $59.8 million at March 31, 2019 and $180.7 million at June 30, 2018.
•

Net earnings were $3.9 million for the three months ended June 30, 2019 as compared to net losses of $12.6 million for the three months ended March 31, 2019 and net losses of $97.4 million for the three months ended June 30, 2018.

•

Gain on sale of loans increased to $29.5 million for the three months ended June 30, 2019 as compared to $12.2 million for the three months ended March 31, 2019 and $18.7 million for the three months ended June 30, 2018.

•	Servicing fees, net were $3.5 million for the three months ended June 30, 2019 from $3.0 million for the three months ended March 31, 2019 and $9.9 million for the three months ended June 30, 2018.
•

Operating expenses (personnel, business promotion and general, administrative and other) for the three months ended June 30, 2019 decreased to $21.6 million from $22.3 million for the quarter ended March 31, 2019 and $36.5 for the quarter ended June 30, 2018.

For the second quarter of 2019, we reported net earnings of $3.9 million, or $0.18 per diluted common share, as compared to net loss of $97.4 million, or $4.65 per diluted common share, for the second quarter of 2018.  For the second quarter of 2019, core earnings (as defined below) were  $11.9 million, or $0.56 per diluted common share, as compared to core loss of $11.4 million, or $0.54 per diluted common share, for the second quarter of 2018.

For the six months ended June 30, 2019, we reported net loss of $8.7 million, or $0.41 per diluted common share, as compared to net loss of $93.5 million, or $4.46 per diluted common share, for the six months ended June 30, 2018.  For the six months ended June 30, 2019, core earnings (as defined below) were  $6.1 million, or $0.29 per diluted common share, as compared to core loss of $21.3 million, or $1.02 per diluted common share, for the six months ended June 30, 2018.

Net earnings (loss) for the second quarter of 2019 increased from the three months ended June 30, 2018 as a result of an increase in gain on sale of loans, net as well as a decrease in operating expenses and intangible asset and goodwill impairment charges partially offset by a mark-to-market decrease in fair value of our MSRs.  Despite the decline in origination volumes to $821.4 million as compared to $1.0 billion in the second quarter of 2018, gain on sale margins increased to approximately 359 bps as compared to 181 bps for the same period in 2018.  The increase in margins was a result of the significant drop in mortgage interest rates during the second quarter of 2019 which led to wider gain on sale margins.  The primary driver of margin expansion was a combination of NonQM originations, which increased to 38% of total originations during the three months ended June 30, 2019 as compared 30% of total originations during the same period in 2018, as well as an increase in the percentage of our consumer direct originations. During the second quarter of 2019, operating expenses (personnel, business promotion and general, administrative and other) decreased to $21.6 million from $36.5 million (excluding impairment) for the quarter ended June 30, 2018.  Additionally, the Company recorded intangible asset and goodwill impairment charges of $13.5 million and $74.7 million in the second quarter of 2018 while no impairment charges were recorded in the second quarter of 2019.

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (GAAP), we use the following non-GAAP financial measures: core earnings (loss) and core earnings (loss) per share.  Core earnings (loss) and core earnings (loss) per share are financial measurements calculated by adjusting GAAP earnings before tax to exclude certain non-cash items, such as fair value adjustments and mark-to-market of mortgage servicing rights (MSRs), and legacy non-recurring expenses.  The fair value adjustments are non-cash items which management believes should be excluded when discussing our ongoing and future operations.  The Company has begun to use core earnings as it believes that it more accurately reflects the Company’s current business operations of mortgage originations and further aids our investors in understanding and analyzing our core operating results and comparing them among periods. These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for net earnings (loss) before income taxes, net earnings (loss) or diluted earnings (loss) per share (EPS) prepared in accordance with GAAP.  The tables below provide a reconciliation of net earnings (loss) before tax and diluted earnings (loss) per share to non-GAAP core earnings (loss) and per share non-GAAP core earnings (loss):

	For the Three Months Ended			For the Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(in thousands, except per shar data)	2019	2019	2018	2019	2018
Net earnings (loss) before tax:	$3,954	$(12,526)	$(93,692)	$(8,572)	$(89,209)

Change in fair value of mortgage servicing rights	6,920	3,671	(7,580)	10,590	(23,779)
Change in fair value of long-term debt	(388)	(265)	(258)	(654)	(1,481)
Change in fair value of net trust assets, including trust REO gains	1,459	2,683	(217)	4,142	1,921
Legal Settlements and Professional Fees, for Legacy Matters	—	50	1,761	50	2,355
Severance	—	539	504	539	741
Intangible asset impairment	—	—	13,450	—	13,450
Goodwill impairment	—	—	74,662	—	74,662
Core earnings (loss) before tax	$11,945	$(5,848)	$(11,370)	$6,095	$(21,340)

Diluted weighted average common shares	21,189	21,159	20,964	21,170	20,958
Diluted core earnings (loss) per share before tax	$0.56	$(0.28)	$(0.54)	$0.29	$(1.02)

Diluted earnings (loss) per share	$0.18	$(0.60)	$(4.65)	$(0.41)	$(4.46)
Adjustments:
Income tax expense	—	—	0.18	0.01	0.21
Change in fair value of mortgage servicing rights	0.33	0.17	(0.35)	0.50	(1.14)
Change in fair value of long-term debt	(0.02)	(0.01)	(0.01)	(0.03)	(0.07)
Change in fair value of net trust assets, including trust REO gains (losses)	0.07	0.13	(0.01)	0.19	0.09
Legal settlements and professional fees, for legacy matters	—	—	0.08	—	0.11
Severance	—	0.03	0.02	0.03	0.04
Intangible asset impairment	—	—	0.64	—	0.64
Goodwill impairment	—	—	3.56	—	3.56
Diluted core earnings (loss) per share before tax	$0.56	$(0.28)	$(0.54)	$0.29	$(1.02)

Originations by Channel:

	For the Three Months Ended
	June 30,	March 31,	%	June 30,	%
(in millions)	2019	2019	Change	2018	Change
Retail	$566.5	$321.6	76%	$459.9	23%
Correspondent	52.9	57.0	(7)	374.9	(86)
Wholesale	202.0	202.9	(0)	199.4	1
Total originations	$821.4	$581.5	41%	$1,034.2	(21)%

During the second quarter of 2019, total originations increased 41% to $821.4 million as compared to $581.5 million in the first quarter of 2019 and decreased 21% as compared to $1.0 billion in the second quarter of 2018.  The increase in originations from the first quarter of 2019 was the result of a significant drop in mortgage interest rates during the second quarter of 2019.  The decrease in originations from the second quarter of 2018 was a result of the repositioning and right sizing of staffing levels in anticipation of a  higher interest rate environment in 2018 and early 2019.

Our loan products primarily include NonQM mortgages, conventional loans eligible for sale to Fannie Mae and Freddie Mac, loans eligible for government insurance (government loans) by the Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).

Originations by Loan Type:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions)	2019	2018	% Change	2019	2018	% Change
NonQM	$315.1	$306.1	3%	$658.4	$554.3	19%
Conventional	456.4	302.4	51	662.1	822.5	(20)
Government (1)	49.9	425.7	(88)	82.4	977.5	(92)
Total originations	$821.4	$1,034.2	(21)%	$1,402.9	$2,354.3	(40)%

(1)	Includes all government-insured loans including FHA, VA and USDA.

We continue to shift our strategy and direct our efforts on repositioning the Company by focusing on our core NonQM lending business. During the three months ended June 30, 2019, NonQM originations were 38% of total originations as compared to 59% and 30% for the three months ended March 31, 2019 and June 30, 2018, respectively.  For 2019, we will continue to build upon this momentum and further our competitive advantage in the higher margin alternative credit product segment of the market.

During the second quarter of 2019, the origination volume of NonQM loans decreased to $315.1 million as compared to $343.3 million in the first quarter of 2019 and increased from $306.1 million in the second quarter of 2018.   In the second quarter of 2019, the retail channel accounted for 24% of NonQM originations while the wholesale and correspondent channels accounted for 76% of NonQM production. In the first quarter of 2019, the retail channel accounted for 26% of NonQM originations while the wholesale and correspondent channels accounted for 74% of NonQM production as compared 25% and 75%, respectively, in the second quarter of 2018. The NonQM loans originated since 2016 have all been sold on a servicing released basis.

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

We invested in the capital structure of two securitizations in 2018 and one during the first quarter of 2019, which were 100% backed by Impac NonQM collateral and the senior tranches received AAA ratings. During the fourth quarter of 2018, we expanded our investor relationships for NonQM which provides us with additional exit strategies for these nonconforming loans.  We view these developments as the next step in the evolution and maturity of the NonQM market, and further evidence of the acceptance of the Company’s NonQM product within both the primary and secondary markets, reflective of the quality, consistency and performance of our loans.

In the second quarter of 2019, our NonQM origination volume was $315.1 million with an average FICO of 732 and a weighted average LTV of 70% as compared to NonQM origination volume of $343.3 million with an average FICO of 728 and a weighted average LTV of 69% for the quarter ended March 31, 2019 and NonQM origination volume of $306.1 million with an average FICO of 721 and a weighted average LTV of 67% for the quarter ended June 30, 2018.

Originations by Purpose:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(in millions)	2019	%	2018	%	2019	%	2018	%
Refinance	$625.5	76%	$660.0	64%	$1,035.7	74%	$1,538.4	65%
Purchase	195.9	24	374.2	36	367.2	26	815.9	35
Total originations	$821.4	100%	$1,034.2	100%	$1,402.9	100%	$2,354.3	100%

During the second quarter of 2019, refinance volume decreased approximately 5% to $625.5 million as compared to $660.0 million in the second quarter of 2018 as a result of the right sizing of staffing levels in 2018 in anticipation of a higher interest rate environment.  Our purchase money transactions declined 48% to $195.9 million during the second quarter of 2019, as compared to $374.2 million in the second quarter of 2018.  The reduction in purchase money transactions stems from the combination of the aforementioned staffing levels as well as increasing home prices in California which have contributed to a decline in home sales.

Mortgage Servicing Portfolio:

	June 30,	December 31,	%
(Unpaid principal balance (UPB), in millions)	2019	2018	Change
Mortgage servicing portfolio	$5,956.9	$6,218.1	(4.2)%

The mortgage servicing portfolio decreased slightly to  $6.0 billion at June 30, 2019 as compared to $6.2 billion at December 31, 2018 and  $16.8 billion at June 30, 2018.  The decrease was due to a shift in strategy during the second half of 2018 to direct our efforts on repositioning the Company by focusing on our core NonQM lending business and strengthen our liquidity position. During the fourth quarter of 2018, we sold approximately $10.5 billion UPB of MSRs.  During 2019, we continued to selectively retain mortgage servicing as well as increase whole loan sales on a servicing released basis to investors.  The servicing portfolio generated net servicing fees of $3.5 million in the second quarter of 2019, a 64% decrease over the net servicing fees of $9.9 million in the second quarter of 2018 as a result of the aforementioned mortgage servicing sales in 2018.  Delinquencies within the servicing portfolio have remained low at 0.24% for 60+ days delinquent as of June 30, 2019 as compared to 0.25% at December 31, 2018.

The following table includes information about our mortgage servicing portfolio:

	At June 30,	% 60+ days	At December 31,	% 60+ days
(in millions)	2019	delinquent (1)	2018	delinquent (1)
Fannie Mae	$0.3	50.00%	$—	0.00%
Freddie Mac	5,852.3	0.22	6,165.1	0.25
Ginnie Mae	104.3	1.31	51.2	0.53
Other	—	0.00	1.8	0.00
Total servicing portfolio	$5,956.9	0.24%	$6,218.1	0.25%

(1)	Based on loan count.

For the second quarter of 2019, real estate services fees were $807 thousand as compared to $806 thousand in the first quarter of 2019 and $1.0 million in the second quarter of 2018.  Most of our real estate services business is generated from our long-term mortgage portfolio, and as the long‑term mortgage portfolio continues to decline, we expect real estate services and the related revenues to decline.

In our long-term mortgage portfolio, the residual interests generated cash flows of $274 thousand in the second quarter of 2019 as compared to $488 thousand in the first quarter of 2019 and $1.9 million in the second quarter of 2018.  The estimated fair value of the net residual interests increased $462 thousand in the second quarter of 2019 to $16.6 million at June 30, 2019, as a result of a decrease in forward LIBOR partially offset by an increase in loss assumptions for certain trusts as well as residual cash flows received.

For additional information regarding the long-term mortgage portfolio refer to Financial Condition and Results of Operations below.

Liquidity and Capital Resources

During the six months ended June 30, 2019, we funded our operations primarily from mortgage lending revenues and, to a lesser extent, real estate services fees and cash flows from our residual interests in securitizations.  Mortgage lending revenues include gains on sale of loans, net, servicing fees, net, proceeds from the sale of mortgage servicing rights and other mortgage related income.  We funded mortgage loan originations using warehouse facilities, which are repaid once the loan is sold.  We may continue to manage our capital through the financing or sale of mortgage servicing rights.  We may also seek to raise capital by issuing debt or equity.

In February 2018, IMC (Borrower), amended the Line of Credit Promissory Note (FHLMC and GNMA Financing) originally entered into in August 2017, increasing the maximum borrowing capacity of the revolving line of credit to $50.0 million and extending the term to January 31, 2019.  In May 2018, the Line of Credit was further amended increasing the maximum borrowing capacity of the revolving line of credit to $60.0 million, increasing the borrowing capacity up to 60% of the fair market value of the pledged mortgage servicing rights and reducing the interest rate per annum to one-month LIBOR plus 3.0%.  As part of the May 2018 amendment, the obligations under the Line of Credit are secured by FHLMC and GNMA pledged mortgage servicing rights (subject to an acknowledge agreement) and is guaranteed by Integrated Real Estate Services, Corp.  At June 30, 2019, there were no outstanding borrowings under the FHLMC and GNMA Financing and we had approximately $30.0 million of available financing based on the fair market value of the mortgage servicing rights that we own.  In April 2019, the maturity of the line was extended until January 31, 2020.

In February 2017, IMC (Borrower) entered into a Loan and Security Agreement (Agreement) with a lender providing for a revolving loan commitment of $40.0 million for a period of two years (FNMA Financing).  The Borrower is able to borrow up to 55% of the fair market value of Fannie Mae pledged servicing rights.  Upon the two-year anniversary of the Agreement, any amounts outstanding will automatically be converted into a term loan due and payable in full on the one-year anniversary of the conversion date.  Interest payments are payable monthly and accrue interest at the rate per annum equal to one-month LIBOR plus 4.0%.  The balance of the obligation may be prepaid at any time.  In February 2019, the Fannie Mae revolving line of credit converted into a term loan with no balance.  At June 30, 2019, there were no outstanding borrowings under the FNMA Financing and is not available for borrowing against.

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

It is important for us to sell or securitize the loans we originate and, when doing so, maintain the option to also sell the related MSRs associated with these loans.  Some investors have raised concerns about the high prepayment speeds of our loans generated through our retail direct channel and this has resulted and could further result in adverse pricing or delays in our ability to sell or securitize loans and related MSRs on a timely and profitable basis.  During the fourth quarter of 2017, Fannie Mae sufficiently limited the manner and volume for our deliveries of eligible loans such that we elected to cease deliveries to them and we expanded our whole loan investor base for these loans.  During 2018 and through the second quarter of 2019, we completed servicing released loan sales to whole loan investors and expect to continue to utilize these alternative exit strategies for Fannie Mae eligible loans.  We continue to take steps to manage our prepayment speeds to be more consistent with our industry comparables and to reestablish the full confidence and delivery mechanisms to our investor base. We remain an approved Seller and Servicer with Fannie Mae and Freddie Mac.

We believe that current cash balances, cash flows from our mortgage lending operations, the sale of mortgage servicing rights, real estate services fees generated from our long-term mortgage portfolio, availability on unused FHLMC and GNMA Financing, and residual interest cash flows from our long-term mortgage portfolio are adequate for our current operating needs based on the current operating environment. We believe the mortgage and real estate services market is volatile, highly competitive and subject to increased regulation. Competition in mortgage lending comes primarily from mortgage bankers, commercial banks, credit unions and other finance companies which operate in our market area as well as throughout the United States. We compete for loans principally on the basis of the interest rates and loan fees we charge, the types of loans we originate and the quality of services we provide to borrowers, brokers and sellers.  Additionally, performance of the long-term mortgage portfolio is subject to the current real estate market and economic conditions. Cash flows from our residual interests in securitizations are sensitive to delinquencies, defaults and credit losses associated with the securitized loans. Losses in excess of current estimates will reduce the residual interest cash receipts from our long-term mortgage portfolio.

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

Financial Condition and Results of Operations

Financial Condition

As of June 30, 2019 compared to December 31, 2018

The following table shows the condensed consolidated balance sheets for the following periods:

	June 30,	December 31,	Increase	%
	2019	2018	(Decrease)	Change
ASSETS
Cash	$25,794	$23,200	$2,594	11%
Restricted cash	7,141	6,989	152	2
Mortgage loans held-for-sale	420,957	353,601	67,356	19
Mortgage servicing rights	50,346	64,728	(14,382)	(22)
Securitized mortgage trust assets	2,931,793	3,165,590	(233,797)	(7)
Other assets	63,939	33,835	30,104	89
Total assets	$3,499,970	$3,647,943	$(147,973)	(4)%
LIABILITIES & EQUITY
Warehouse borrowings	$362,973	$284,137	$78,836	28%
Convertible notes	24,990	24,985	5	0
Long-term debt (Par value; $62,000)	43,910	44,856	(946)	(2)
Securitized mortgage trust liabilities	2,915,156	3,148,215	(233,059)	(7)
Repurchase reserve	9,692	7,657	2,035	27
Other liabilities	40,960	27,918	13,042	47
Total liabilities	3,397,681	3,537,768	(140,087)	(4)
Total equity	102,289	110,175	(7,886)	(7)
Total liabilities and stockholders’ equity	$3,499,970	$3,647,943	$(147,973)	(4)%

Book value per share	$4.83	$5.22	$(0.40)	(8)%
Tangible Book value per share	$4.83	$5.22	$(0.40)	(8)%

At June 30, 2019, cash increased $2.6 million to $25.8 million from $23.2 million at December 31, 2018.  Cash balances increased primarily due an $11.5 million decrease in warehouse haircuts (difference between loan balance funded and amount advanced by warehouse lender). Offsetting the increase in cash was the payment of operating expenses and paydown of higher cost warehouse borrowings.

LHFS increased $67.4 million to $421.0 million at June 30, 2019 as compared to $353.6 million at December 31, 2018.  The increase was due to $1.4 billion in originations during the first six months of 2019 partially offset by $1.3 billion in loan sales. As a normal course of our origination and sales cycle, loans held-for-sale at the end of any period are generally sold within one or two subsequent months.

MSRs decreased $14.4 million to $50.4 million at June 30, 2019 as compared to $64.7 million at December 31, 2018. The decrease was due to mark-to-market decreases in fair value of $16.4 million partially offset by additions of $2.0 million from servicing retained loan sales of $241.8 million in UPB.  At June 30, 2019 and December 31, 2018, we serviced $6.0 billion and $6.2 billion, respectively in UPB for others.

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

Warehouse borrowings increased $78.8 million to $363.0 million at June 30, 2019 as compared to $284.1 million at December 31, 2018. The increase was due to a $67.4 million increase in LHFS at June 30, 2019. Our total borrowing capacity was $900 million at June 30, 2019 and December 31, 2018.

We have separate agreements with two lenders providing for MSR financing facilities of up to $60.0 million and $40.0 million.  The $40.0 million facility converted into a a term loan with no balance in February 2019.  At June 30, 2019, there were no outstanding borrowings under this facility and is not available for borrowing against.  The $60.0 million facility allows us to borrow up to 60% of the fair market value of Freddie Mac and Ginnie Mae (subject to an acknowledgment agreement) pledged mortgage servicing rights. At June 30, 2019, there were no outstanding borrowings under this facility and we had approximately $30.0 million of available financing based on the fair market value of the mortgage servicing rights that we own.

Repurchase reserve increased $2.0 million to $9.7 million at June 30, 2019 as compared to $7.7 million at December 31, 2018.  The increase was due to a $3.2 million provision for repurchase as a result of an increase in expected future losses, partially offset by $1.1 million in settlements primarily related to repurchased loans as well as refunds of premiums to investors for early payoffs on loans sold.

The changes in total assets and liabilities, at fair market value, are primarily attributable to decreases in our trust assets and trust liabilities as summarized below.

	June 30,	December 31,	Increase	%
	2019	2018	(Decrease)	Change
Securitized mortgage collateral	$2,920,849	$3,157,071	$(236,222)	(7)%
Other trust assets	10,944	8,519	2,425	28
Total trust assets	2,931,793	3,165,590	(233,797)	(7)

Securitized mortgage borrowings	$2,915,156	$3,148,215	$(233,059)	(7)%
Total trust liabilities	2,915,156	3,148,215	(233,059)	(7)
Residual interests in securitizations	$16,637	$17,375	$(738)	(4)%

We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining specified overcollateralization levels and other specified parameters (such as maximum delinquency and cumulative default) within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of total trust assets and total trust liabilities, was $16.6 million at June 30, 2019 as compared to $17.4 million at December 31, 2018.

We update our collateral assumptions quarterly based on recent delinquency, default, prepayment and loss experience. Additionally, we update the forward interest rates and investor yield (discount rate) assumptions based on information derived from market participants. During the six months ended June 30, 2019, actual losses were slightly elevated as compared to forecasted losses for the majority of trusts, including those with residual value.  Principal payments and liquidations of securitized mortgage collateral and securitized mortgage borrowings also contributed to the reduction in trust assets and liabilities.  The decrease in residual fair value at June 30, 2019 was the result of an increase in loss assumptions for certain trusts as well as residual cash flows received during the second quarter of 2019 partially offset by the decrease in forward LIBOR during the second quarter of 2019.

•

The estimated fair value of securitized mortgage collateral decreased $236.2 million during the six months ended June 30, 2019, primarily due to reductions in principal from borrower payments and transfers of loans to Real Estate Owned (REO) for single-family and multi-family collateral. Additionally, other trust assets increased $2.4 million during the six months ended June 30, 2019, primarily due to an increase in REO from foreclosures of $13.0 million.  Partially offsetting the increase was a decrease of $9.5 million in REO from liquidations for the six months ended June 30, 2019 and a $1.1 million decrease in the net realizable value (NRV) of REO.

•

The estimated fair value of securitized mortgage borrowings decreased $233.1 million during the six months ended June 30, 2019, primarily due to reductions in principal balances from principal payments during the period for single-family and multi-family collateral partially offset by an increase in loss assumptions.

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

The following table presents changes in the trust assets and trust liabilities for the six months ended June 30, 2019:

				TRUST LIABILITIES
	Level 3 Recurring Fair
	Value Measurement			Level 3 Recurring Fair
		NRV (1)		Value Measurement
	Securitized	Real		Securitized	Net
	mortgage	estate	Total trust	mortgage	trust
	collateral	owned	assets	borrowings	assets
Recorded fair value at December 31, 2018	$3,157,071	$8,519	$3,165,590	$(3,148,215)	$17,375
Total gains/(losses) included in earnings:
Interest income	10,206	—	10,206	—	10,206
Interest expense	—	—	—	(23,751)	(23,751)
Change in FV of net trust assets, excluding REO (2)	61,642	—	61,642	(64,685)	(3,043)
Losses from REO – not at FV but at NRV (2)	—	(1,099)	(1,099)	—	(1,099)
Total gains (losses) included in earnings	71,848	(1,099)	70,749	(88,436)	(17,687)
Transfers in and/or out of level 3	—	—	—	—	—
Purchases, issuances and settlements	(308,070)	3,524	(304,546)	321,495	16,949
Recorded fair value at June 30, 2019	$2,920,849	$10,944	$2,931,793	$(2,915,156)	$16,637

(1)	Accounted for at net realizable value.

(2)	Represents change in fair value of net trust assets, including trust REO gains in the consolidated statements of operations and comprehensive earnings (loss) for the six months ended June 30, 2019.

Inclusive of losses from REO, total trust assets above reflect a net gain of $60.5 million as a result of an increase in fair value from securitized mortgage collateral of $61.6 million offset by losses from REO of $1.1 million. Net losses on trust liabilities were $64.7 million from the increase in fair value of securitized mortgage borrowings. As a result, non-interest income—net trust assets decreased by $4.1 million for the six months ended June 30, 2019.

The table below reflects the net trust assets as a percentage of total trust assets (residual interests in securitizations):

	June 30,	December 31,
	2019	2018
Net trust assets	$16,637	$17,375
Total trust assets	2,931,793	3,165,590
Net trust assets as a percentage of total trust assets	0.57%	0.55%

For the six months ended June 30, 2019, the estimated fair value of the net trust assets increased slightly as a percentage of total trust assets due to a decrease in forward LIBOR slightly offset by an increase in loss assumptions.

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

The following tables present the estimated fair value of our residual interests, by securitization vintage year, and other related assumptions used to derive these values at June 30, 2019 and December 31, 2018:

	Estimated Fair Value of Residual			Estimated Fair Value of Residual
	Interests by Vintage Year at			Interests by Vintage Year at
	June 30, 2019			December 31, 2018
Origination Year	SF	MF	Total	SF	MF	Total
2002-2003 (1)	$9,065	$630	$9,695	$10,097	$617	$10,714
2004	2,943	796	3,739	1,554	668	2,222
2005	49	65	114	2	2	4
2006	—	3,089	3,089	—	4,435	4,435
2007 (2)	—	—	—	—	—	—
Total	$12,057	$4,580	$16,637	$11,653	$5,722	$17,375
Weighted avg. prepayment rate	9.8%	6.1%	9.4%	8.2%	6.2%	8.0%
Weighted avg. discount rate	17.5	17.4	17.5	16.3	18.2	16.9

(1)	2002-2003 vintage year includes CMO 2007-A, since the majority of the mortgages collateralized in this securitization were originated during this period.

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

The table below reflects the estimated future credit losses and investor yield requirements for trust assets by product (SF and MF) and securitization vintage at June 30, 2019:

	Estimated Future			Investor Yield
	Losses (1)			Requirement (2)
	SF	MF		SF	MF
2002-2003	5%	*	(3)	6%	8%
2004	5	*	(3)	5	5
2005	8	*	(3)	4	4
2006	11	*	(3)	5	4
2007	10	*	(3)	5	3

(1)	Estimated future losses derived by dividing future projected losses by UPB at June 30, 2019.
(2)

Investor yield requirements represent our estimate of the yield third-party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.

(3)	Represents less than 1%.

Despite the increase in housing prices through June 30, 2019, housing prices in many parts of the country are still at levels which have significantly reduced or eliminated equity for loans originated after 2003. Future loss estimates are significantly higher for mortgage loans included in securitization vintages after 2005 which reflect severe home price deterioration and defaults experienced with mortgages originated during these periods.

Long-Term Mortgage Portfolio Credit Quality

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days delinquent or greater, foreclosures and delinquent bankruptcies were $531.0 million, or 16.1% of the long-term mortgage portfolio, as of June 30, 2019 as compared to $595.5 million or 16.4% at December 31, 2018.

The following table summarizes the gross UPB of loans in our mortgage portfolio, included in securitized mortgage collateral, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

	June 30,	Total	December 31,	Total
Securitized mortgage collateral	2019	Collateral	2018	Collateral
60 - 89 days delinquent	$90,672	2.7%	$101,546	2.8%
90 or more days delinquent	207,504	6.3	212,668	5.8
Foreclosures (1)	143,813	4.4	177,099	4.9
Delinquent bankruptcies (2)	88,987	2.7	104,232	2.9
Total 60 or more days delinquent	$530,976	16.1%	$595,545	16.4%
Total collateral	$3,289,698	100.0%	$3,640,902	100.0%

(1)	Represents properties in the process of foreclosure.
(2)	Represents bankruptcies that are 30 days or more delinquent.

The following table summarizes the gross securitized mortgage collateral and REO at NRV, that were non-performing as of the dates indicated (excludes 60-89 days delinquent):

		Total		Total
	June 30,	Collateral	December 31,	Collateral
	2019	%	2018	%
90 or more days delinquent, foreclosures and delinquent bankruptcies	$440,304	13.4%	$493,999	13.6%
Real estate owned inside and outside trusts	11,214	0.3	9,885	0.3
Total non-performing assets	$451,518	13.7%	$503,884	13.9%

Non-performing assets consist of non-performing loans (mortgages that are 90 or more days delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is our policy to place a mortgage on nonaccrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. IFC, a subsidiary of IMH and master servicer, may be required to advance funds, or in most cases cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages. As of June 30, 2019, non-performing assets (UPB of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total collateral was 13.7%.  At December 31, 2018, non-performing assets to total collateral was 13.9%.  Non-performing assets decreased by approximately $52.4 million at June 30, 2019 as compared to December 31, 2018. At June 30, 2019, the estimated fair value of non-performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) was $140.6 million or 4.0% of total assets. At December 31, 2018, the estimated fair value of non-performing assets was $197.2 million or 5.4% of total assets.

REO, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or net realizable value less estimated selling costs. Adjustments to the loan carrying value required at the time of foreclosure are included in the change in the fair value of net trust assets. Changes in our estimates of net realizable value subsequent to the time of foreclosure and through the time of ultimate disposition are recorded as change in fair value of net trust assets including trust REO gains (losses) in the consolidated statements of operations and comprehensive earnings (loss).

For the three and six months ended June 30, 2019 and 2018, we recorded a decrease of $4.6 million and $1.1 million in net realizable value of REO, respectively, compared to a decrease of $1.6 million and an increase of $603 thousand for the comparable 2018 periods.  Increases and write-downs of the net realizable value reflect increases or declines in value of the REO subsequent to foreclosure date, but prior to the date of sale.

The following table presents the balances of REO:

	June 30,	December 31,
	2019	2018
REO	$20,241	$17,813
Impairment (1)	(9,027)	(7,928)
Ending balance	$11,214	$9,885
REO inside trusts	$10,944	$8,519
REO outside trusts	270	1,366
Total	$11,214	$9,885

(1)	Impairment represents the cumulative write-downs of net realizable value subsequent to foreclosure.

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

Results of Operations

For the Three Months Ended June 30, 2019 compared to the Three Months Ended June 30, 2018

	For the Three Months Ended June 30,
			Increase	%
	2019	2018	(Decrease)	Change
Revenues	$24,115	$29,923	$(5,808)	(19)%
Expenses	(21,633)	(124,636)	103,003	83
Net interest income	2,543	546	1,997	366
Change in fair value of long-term debt	388	258	130	50
Change in fair value of net trust assets, including trust REO gains (losses)	(1,459)	217	(1,676)	(772)
Income tax expense	(81)	(3,706)	3,625	98
Net earnings (loss)	$3,873	$(97,398)	$101,271	104%
Earnings (loss) per share available to common stockholders—basic	$0.18	$(4.65)	$4.83	104%
Earnings (loss) per share available to common stockholders—diluted	$0.18	$(4.65)	$4.83	104%

For the Six Months Ended June 30, 2019 compared to the Six Months Ended June 30, 2018

	For the Six Months Ended June 30,
			Increase	%
	2019	2018	(Decrease)	Change
Revenues	$34,481	$70,049	$(35,568)	(51)%
Expenses	(43,904)	(160,385)	116,481	73
Net interest income	4,339	1,567	2,772	177
Change in fair value of long-term debt	654	1,481	(827)	(56)
Change in fair value of net trust assets, including trust REO gains (losses)	(4,142)	(1,921)	(2,221)	(116)
Income tax expense	(167)	(4,316)	4,149	96
Net loss	$(8,739)	$(93,525)	$84,786	91%
Loss per share available to common stockholders—basic	$(0.41)	$(4.46)	$4.05	91%
Loss per share available to common stockholders—diluted	$(0.41)	$(4.46)	$4.05	91%

For the Three Months Ended June 30, 2019 compared to the Three Months Ended June 30, 2018

Revenues

	For the Three Months Ended June 30,
			Increase	%
	2019	2018	(Decrease)	Change
Gain on sale of loans, net	$29,472	$18,741	$10,731	57%
Servicing fees, net	3,536	9,861	(6,325)	(64)
(Loss) gain on mortgage servicing rights, net	(9,887)	167	(10,054)	(6020)
Real estate services fees, net	807	1,038	(231)	(22)
Other revenues	187	116	71	61
Total revenues	$24,115	$29,923	$(5,808)	(19)%

Gain on sale of loans, net.    For the three months ended June 30, 2019, gain on sale of loans, net totaled $29.5 million compared to $18.7 million in the comparable 2018 period. The $10.7 million increase for the three months ended June 30, 2019 is primarily due to a $10.8 million decrease in direct loan origination expenses, a $5.3 million increase  in mark-to-market gains on LHFS and a $1.7 million increase in realized and unrealized net gains on derivative financial instruments.   Partially offsetting the increase in gain on sale of loans, net was a $5.9 million reduction of premiums from servicing retained loan sales, an $819 thousand reduction from the sale of mortgage loans and a $314 thousand increase in provision for repurchases.

The overall increase in gain on sale of loans, net was primarily due to an increase in margins despite the decrease in mortgage loans originated and sold during the second quarter of 2019.  For the three months ended June 30, 2019, we originated and sold $821.4 million and $861.2 million of loans, respectively, as compared to $1.0 billion and $1.2 billion of loans originated and sold, respectively, during the same period in 2018.  During the second quarter of 2019, margins increased to approximately 359 bps as compared to 181 bps for the same period in 2018.  The increase in margins was a result of the significant drop in mortgage interest rates during the second quarter of 2019 which led to wider gain on sale margins, which more than offset our 21% decrease in originations compared to 2018.  The primary driver of margin expansion was a combination of NonQM originations, which increased to 38% of total originations during the three months ended June 30, 2019 as compared 30% of total originations during the same period in 2018, as well as an increase in the percentage of our consumer direct originations.

Servicing fees, net.  For the three months ended June 30, 2019, servicing fees, net were $3.5 million compared to $9.9 million in the comparable 2018 period.  The decrease in servicing fees, net was the result of $10.5 billion in UPB of servicing sales during the fourth quarter of 2018 which decreased the servicing portfolio average balance 64% to $6.1 billion for the three months ended June 30, 2019 as compared to an average balance of $16.8 billion for the three months ended June 30, 2018.  During the three months ended June 30, 2019, we had $51.8 million in servicing retained loan sales.

(Loss) gain on mortgage servicing rights, net.

	For the Three Months Ended June 30,
			Increase	%
	2019	2018	(Decrease)	Change
Realized and unrealized losses from hedging instruments	$—	$(226)	$226	(100)%
Loss on sale of mortgage servicing rights	(6)	—	(6)	n/a
Changes in fair value:
Due to changes in valuation market rates, inputs or assumptions	(6,914)	7,580	(14,494)	(191)
Other changes in fair value:
Scheduled principal prepayments	(719)	(2,849)	2,130	75
Voluntary prepayments	(2,248)	(4,338)	2,090	48
Total changes in fair value	$(9,881)	$393	$(10,274)	(2614)%

(Loss) gain on mortgage servicing rights, net	$(9,887)	$167	$(10,054)	(6020)%

For the three months ended June 30, 2019, (loss) gain on MSRs, net was a loss of $9.9 million compared to a gain of $167 thousand in the comparable 2018 period.  For the three months ended June 30, 2019, we recorded a $9.9 million loss from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market rates, inputs and assumptions as well as voluntary and scheduled prepayments.  As a result of the aforementioned significant decrease in interest rates during the second quarter of 2019, $6.9 million of the $9.9 million change in fair value of MSRs was primarily due to an increase in prepayment speed assumptions.  Additionally, during the third quarter of 2018, we stopped hedging our mortgage servicing portfolio resulting in a $226 thousand reduction in realized and unrealized losses from hedging instruments related to MSRs during the three months ended June 30, 2019.

Real estate services fees, net.  For the three months ended June 30, 2019, real estate services fees, net were $0.8 thousand as compared to $1.0 million in the comparable 2018 period. The $231 thousand decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to the comparable period in 2018.

For the Six Months Ended June 30, 2019 compared to the Six Months Ended June 30, 2018

	For the Six Months Ended June 30,
			Increase	%
	2019	2018	(Decrease)	Change
Gain on sale of loans, net	$41,686	$40,223	$1,463	4%
Servicing fees, net	6,505	19,324	(12,819)	(66)
(Loss) gain on mortgage servicing rights, net	(15,510)	7,872	(23,382)	(297)
Real estate services fees, net	1,613	2,423	(810)	(33)
Other revenues	187	207	(20)	(10)
Total revenues	$34,481	$70,049	$(35,568)	(51)%

Gain on sale of loans, net.    For the six months ended June 30, 2019, gain on sale of loans, net totaled $41.7 million compared to $40.2 million in the comparable 2018 period. The $1.5 million increase for the six months ended June 30, 2019 is primarily due to a $30.7 million decrease in direct loan origination expenses and a $13.6 million increase in mark-to-market gains on LHFS.  Partially offsetting the increase in gain on sale of loans, net was a $16.5 million reduction from the sale of mortgage loans, a $14.8 million reduction of premiums from servicing retained loan sales, a $9.9 million decrease in realized and unrealized net losses on derivative financial instruments and a $1.6 million increase in provision for repurchases.

The overall increase in gain on sale of loans, net was primarily due to an increase in margins despite the decrease in mortgage loans originated and sold during the first six months of 2019.  For the six months ended June 30, 2019, we originated and sold $1.4 billion and $1.3 billion of loans, respectively, as compared to $2.4 billion and $2.4 billion of loans originated and sold, respectively, during the same period in 2018.  During the six months ended June 30 2019, margins increased to approximately 297 bps as compared to 171 bps for the same period in 2018.  The increase in margins was a result of the significant drop in mortgage interest rates which began in the first quarter of 2019, which led to wider gain on sale margins and more than offset our 40% decrease in originations compared to 2018.    The primary driver of margin expansion was a combination of NonQM originations, which increased to 47% of total originations during the six months ended June 30, 2019 as compared 24% of total originations during the same period in 2018, as well as an increase in the percentage of our consumer direct originations.

Servicing fees, net.  For the six months ended June 30, 2019, servicing fees, net were $6.5 million compared to $19.3 million in the comparable 2018 period.  The decrease in servicing fees, net was the result of $10.5 billion in UPB of servicing sales during the fourth quarter of 2018 which decreased the servicing portfolio average balance 63% to $6.2 billion for the six months ended June 30, 2019 as compared to an average balance of $16.7 billion for the six months ended June 30, 2018.  During the six months ended June 30, 2019, we had $241.8 million in servicing retained loan sales.

(Loss) gain on mortgage servicing rights, net

	For the Six Months Ended June 30,
			Increase	%
	2019	2018	(Decrease)	Change
Realized and unrealized losses from hedging instruments	$—	$(1,700)	$1,700	100%
Gain on sale of mortgage servicing rights	864	—	864	n/a
Changes in fair value:
Due to changes in valuation market rates, inputs or assumptions	(11,454)	23,779	(35,233)	(148)
Other changes in fair value:
Scheduled principal prepayments	(1,503)	(5,958)	4,455	75
Voluntary prepayments	(3,417)	(8,249)	4,832	59
Total changes in fair value	$(16,374)	$9,572	$(25,946)	(271)%

(Loss) gain on mortgage servicing rights, net	$(15,510)	$7,872	$(23,382)	(297)%

For the six months ended June 30, 2019, (loss) gain on MSRs, net was a loss of $15.5 million compared to a gain of $7.9 million in the comparable 2018 period.  For the six months ended June 30, 2019, we recorded a $16.4 million loss from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market rates, inputs and assumptions as well as voluntary and scheduled prepayments.  As a result of the aforementioned significant decrease in interest rates during the six months ended June 30, 2019, $11.5 million of the $16.4 million change in fair value of MSRs was primarily due to an increase in prepayment speed assumptions.  Additionally, during the third quarter of 2018, we stopped hedging our mortgage servicing portfolio resulting in a $1.7 million redutcion in realized and unrealized losses from hedging instruments related to MSRs during the six months ended June 30, 2019.

Real estate services fees, net.  For the six months ended June 30, 2019, real estate services fees, net were $1.6 million as compared to $2.4 million in the comparable 2018 period. The $810 thousand decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to the comparable period in 2018.

For the Three Months Ended June 30, 2019 compared to the Three Months Ended June 30, 2018

Expenses

	For the Three Months Ended June 30,
			Increase	%
	2019	2018	(Decrease)	Change
Personnel expense	$14,339	$16,678	$(2,339)	(14)%
Business promotion	2,013	9,000	(6,987)	(78)
General, administrative and other	5,281	10,846	(5,565)	(51)
Intangible asset impairment	—	13,450	(13,450)	n/a
Goodwill impairment	—	74,662	(74,662)	n/a
Total expenses	$21,633	$124,636	$(103,003)	(83)%

Total expenses decreased by $103.0 million, or 83%, to $21.6 million for the second quarter of 2019, compared to $124.6 million for the comparable period in 2018.  Personnel expense decreased $2.3 million to $14.3 million for the three months ended June 30, 2019 as compared to the same period in 2018.  The decrease is primarily related to staff reductions during 2018 and into 2019 as well as a reduction in commission expense due to a decrease in loan originations.  As a result of the reduction in loan origination volumes, we reduced overhead throughout 2018 and into 2019 to more closely align staffing levels to origination volumes in the current economic environment. As a result of the staff reductions made in 2018 and into 2019, average headcount decreased 18% for the second quarter of 2019 as compared to the same period in 2018.

Business promotion decreased $7.0 million to $2.0 million for the three months ended June 30, 2019 as compared to $9.0 million for the same period in the prior year.  Business promotion decreased as a result of the shift in consumer direct marketing strategy we made in the latter half of 2018 away from radio and television advertisements to a digital campaign.  The shift in strategy allows for a more cost effective approach, increasing the ability to be more price and product competitive to more specific target geographies.

General, administrative and other expenses decreased to $5.3 million for the three months ended June 30, 2019, compared to $10.8 million for the same period in 2018.  The decrease was partially related to a $3.9 million reduction in legal fees as a result of the Company successfully resolving, through dismissal or settlement, three long standing litigation matters in 2018, which dated back to origination and securitization activities related to the mortgage crisis of 2008.  The decrease in general, administrative and other expense was also attributable to a $1.0 million decrease in intangible asset amortization which was fully written-off or amortized in 2018,  a $504 thousand decrease in occupancy expense as a result of the relocation of the retail direct division into our corporate office in the fourth quarter of 2018 and a $82 thousand decrease in other general and administrative expenses.

As part of the CCM acquisition, we recorded goodwill of $104.6 million, which was evaluated on a quarterly basis for impairment. Prior to the fourth quarter of 2017, the estimated fair value of CCM substantially exceeded its carrying value. As of December 31, 2017 and March 31, 2018, the estimated fair value of CCM did not substantially exceed its carrying value. As previously disclosed in our quarterly and annual reports, CCM has continued to experience declines in mortgage refinancing originations and margin compression, primarily as a result of sustained increases in market interest rates from a historically low interest rate environment. In addition, the business model of CCM had led to additional margin compression through adverse demand from investors, as a result of the borrowers’ propensity to refinance. The CCM brand had also experienced a material loss in value resulting from 1) the aforementioned adverse treatment from capital market participants for loans produced by the reporting unit, 2) consumer uncertainty due to the use of a similar brand name by an unaffiliated financial services company and 3) substantial deterioration in brand awareness. In light of these developments, a significant reduction in the anticipated future cash flows and estimated fair value for this reporting unit had occurred. The Company has shifted the consumer direct strategy and long-term business plans for CCM due to changing conditions. As a result, we recorded an impairment charge of $74.7 million related to goodwill and $13.4 million related to intangible assets during the quarter ended June 30, 2018. Subsequent to June 30, 2018, an additional $29.9 million and $4.9 million, respectively, of goodwill and intangible asset impairment was recorded during the third quarter of 2018. Goodwill and intangible assets were evaluated on a quarterly basis for impairment while the intangible assets were amortized over the useful lives of the various intangible assets.

For the Six Months Ended June 30, 2019 compared to the Six Months Ended June 30, 2018

	For the Six Months Ended June 30,
			Increase	%
	2019	2018	(Decrease)	Change
Personnel expense	$28,461	$34,421	$(5,960)	(17)%
Business promotion	4,936	18,730	(13,794)	(74)
General, administrative and other	10,507	19,122	(8,615)	(45)
Intangible asset impairment	—	13,450	(13,450)	n/a
Goodwill impairment	—	74,662	(74,662)	n/a
Total expenses	$43,904	$160,385	$(116,481)	(73)%

Total expenses decreased by $116.5 million, or 73%, to $43.9 million for the six months ended June 30, 2019, compared to $160.4 million for the comparable period in 2018.  Personnel expense decreased $6.0 million to $28.5 million for the six months ended June 30, 2019 as compared to the same period in 2018.  The decrease is primarily related to staff reductions during 2018 and into 2019 as well as a reduction in commission expense due to a decrease in loan originations.  As a result of the reduction in loan origination volumes, we reduced overhead throughout 2018 and into 2019 to more closely align staffing levels to origination volumes in the current economic environment. As a result of the staff reductions made in 2018 and 2019, average headcount decreased 22% for the six months ended June 30, 2019 as compared to the same period in 2018.

Business promotion decreased $13.8 million to $4.9 million for the six months ended June 30, 2019 as compared to $18.7 million for the same period in the prior year.  Business promotion decreased as a result of the shift in consumer direct marketing strategy we made in the latter half of 2018 away from radio and television advertisements to a digital campaign.  The shift in strategy allows for a more cost effective approach, increasing the ability to be more price and product competitive to more specific target geographies.

General, administrative and other expenses decreased to $10.5 million for the six months ended June 30, 2019, compared to $19.1 million for the same period in 2018.  The decrease was partially related to a $5.2 million reduction in legal fees as a result of the Company successfully resolving, through dismissal or settlement, three long standing litigation matters in 2018, which dated back to origination and securitization activities related to the mortgage crisis of 2008.  The decrease in general, administrative and other expense was also attributable to a $2.1 million decrease in intangible asset amortization which was fully written-off or amortized in 2018, a $575 thousand decrease in other general and administrative expenses and a $725 thousand decrease in occupancy expense as a result of the relocation of the retail direct division into our corporate office in the fourth quarter of 2018.

As previously discussed, we recorded an impairment charge of $74.7 million related to goodwill and $13.4 million related to intangible assets during the six months ended June 30, 2018. Subsequent to June 30, 2018, an additional $29.9 million and $4.9 million, respectively, of goodwill and intangible asset impairment was recorded during the third quarter of 2018. Goodwill and intangible assets were evaluated on a quarterly basis for impairment while the intangible assets were amortized over the useful lives of the various intangible assets.

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

	For the Three Months Ended June 30,
	2019			2018
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$2,987,784	$36,630	4.90%	$3,457,469	$42,487	4.92%
Mortgage loans held-for-sale	439,445	6,259	5.70	460,410	6,136	5.33
Finance receivables	—	—	—	26,288	417	6.35
Other	30,827	172	2.23	34,170	24	0.28
Total interest-earning assets	$3,458,056	$43,061	4.98%	$3,978,337	$49,064	4.93%
LIABILITIES
Securitized mortgage borrowings	$2,983,446	$34,435	4.62	$3,451,099	$40,652	4.71%
Warehouse borrowings (1)	390,223	4,506	4.62	470,841	5,478	4.65
MSR financing facilities	—	—	—	52,577	776	5.90
Long-term debt	44,236	1,106	10.00	45,562	1,133	9.95
Convertible notes	24,988	471	7.54	24,969	471	7.55
Other	—	—	—	197	8	16.24
Total interest-bearing liabilities	$3,442,893	$40,518	4.71%	$4,045,245	$48,518	4.80%
Net interest spread (2)		$2,543	0.27%		$546	0.13%
Net interest margin (3)			0.29%			0.05%

(1)	Warehouse borrowings include the borrowings from mortgage loans held-for-sale and finance receivables in 2018.
(2)	Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.
(3)	Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest spread increased $2.0 million for the three months ended June 30, 2019 primarily attributable to an increase in the net interest spread between loans held-for-sale and their related warehouse borrowings as well as a decrease in interest expense as a result of the reduction in utilization of the MSR financing facility during the period.  As a result, the net interest margin increased to 0.29% for the three months ended June 30, 2019 from 0.05% for the three months ended June 30, 2018.

During the quarter ended June 30, 2019, the yield on interest-earning assets increased to 4.98% from 4.93% in the comparable 2018 period. The yield on interest-bearing liabilities decreased to 4.71% for the three months ended June 30, 2019 from 4.80% for the comparable 2018 period.  In connection with the fair value accounting for securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense are recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to a decrease in forward LIBOR which resulted in a decrease in yield as compared to the previous period.

	For the Six Months Ended June 30,
	2019			2018
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$3,044,213	$76,652	5.04%	$3,525,649	$85,624	4.86%
Mortgage loans held-for-sale	394,232	11,377	5.77	513,253	12,753	4.97
Finance receivables	—	—	—	24,694	800	6.48
Other	30,265	287	1.90	32,890	38	0.23
Total interest-earning assets	$3,468,710	$88,316	5.09%	$4,096,486	$99,215	4.84%
LIABILITIES
Securitized mortgage borrowings	$3,038,369	$72,487	4.77%	$3,518,488	$81,610	4.64%
Warehouse borrowings (1)	342,220	8,303	4.85	524,105	11,603	4.43
MSR financing facilities	—	—	—	43,363	1,273	5.87
Long-term debt	44,442	2,237	10.07	45,368	2,202	9.71
Convertible notes	24,987	943	7.55	24,967	943	7.55
Other	32	7	43.75	221	17	15.38
Total interest-bearing liabilities	$3,450,050	$83,977	4.87%	$4,156,512	$97,648	4.70%
Net interest spread (2)		$4,339	0.22%		$1,567	0.14%
Net interest margin (3)			0.25%			0.08%

(1)	Warehouse borrowings include the borrowings from mortgage loans held-for-sale and finance receivables in 2018.
(2)	Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.
(3)	Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest spread increased $2.8 million for the six months ended June 30, 2019 primarily attributable to an increase in the net interest spread between loans held-for-sale and their related warehouse borrowings as well as a decrease in interest expense as a result of the reduction in utilization of the MSR financing facility during the period.  As a result, the net interest margin increased to 0.25% for the six months ended June 30, 2019 from 0.08% for the six months ended June 30, 2018.

During the six months ended June 30, 2019, the yield on interest-earning assets increased to 5.09% from 4.84% in the comparable 2018 period. The yield on interest-bearing liabilities increased to 4.87% for the six months ended June 30, 2019 from 4.70% for the comparable 2018 period.  In connection with the fair value accounting for securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense are recognized using effective yields based on estimated fair values for these instruments. The increase in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to decreased prices on mortgage-backed bonds partially offset by a decrease in forward LIBOR as compared to the previous period.

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

During the three months ended June 30, 2019, the fair value of the long-term debt decreased $651 thousand.  The decrease in estimated fair value was the result of a $388 thousand change in the market specific credit risk during the quarter as well as a $267 thousand change in the instrument specific credit risk partially offset by an increase due to accretion.  During the six months ended June 30, 2019, the fair value of the long-term debt decreased $946 thousand.  The decrease in estimated fair value was the result of a $654 thousand change in the market specific credit risk during the quarter as well as a $363 thousand change in the instrument specific credit risk partially offset by an increase due to accretion.

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

Change in fair value of net trust assets, including trust REO (losses) gains

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Change in fair value of net trust assets, excluding REO	$3,113	$1,807	$(3,043)	$(2,524)
(Loss) gains from REO	(4,572)	(1,590)	(1,099)	603
Change in fair value of net trust assets, including trust REO (loss) gains	$(1,459)	$217	$(4,142)	$(1,921)

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $1.5 million for the three months ended June 30, 2019.  The change in fair value of net trust assets, excluding REO was due to $3.1 million in gains from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral as a result of a decrease in forward LIBOR during the quarter partially offset by an increase in loss assumptions for certain trusts. Additionally, the NRV of REO decreased $4.6 million during the period attributed to higher expected loss severities on properties within certain states held in the long-term mortgage portfolio during the period.

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $0.2 million for the three months ended June 30, 2018.  The change in fair value of net trust assets, excluding REO was due to $1.8 million in gains from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral primarily associated recoveries on a certain later vintage multifamily trust with improved performance partially offset by an increase in LIBOR.  Additionally, the NRV of REO decreased $1.6 million during the period attributed to higher expected loss severities on properties within certain states held in the long-term mortgage portfolio during the period.

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $4.1 million for the six months ended June 30, 2019.  The change in fair value of net trust assets, excluding REO was due to $3.0 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral primarily associated with increased loss assumptions partially offset by the recent decrease in forward LIBOR. Additionally, the NRV of REO decreased $1.1 million during the period attributed to higher expected loss severities on properties within certain states held in the long-term mortgage portfolio during the period.

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $1.9 million for the six months ended June 30, 2018.  The change in fair value of net trust assets, excluding REO was due to $2.5 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral primarily associated with an increase in LIBOR, partially offset by updated assumptions on certain later vintage trusts with improved performance. Additionally, the NRV of REO increased $603 thousand during the period attributed to lower expected loss severities on properties held in the long-term mortgage portfolio during the period.

Income Taxes

We recorded income tax expense of $81 thousand and $167 thousand for the three and six months ended June 30, 2019, respectively.  Tax expense for the three and six months ended June 30, 2019 is primarily the result of state income taxes from states where we do not have net operating loss carryforwards or state minimum taxes, offset by a benefit resulting from the intraperiod allocation rules that are applied when there is a pre-tax loss from continuing operations and pre-tax income from other comprehensive income.  For the three and six months ended June 30, 2018, we recorded income tax expense of $3.7 million and $4.3 million, respectively, primarily the result of an increase in the valuation allowance eliminating the net deferred tax asset, state income taxes from states where the Company does not have net operating loss carryforwards or state minimum taxes, including AMT.

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

Results of Operations by Business Segment

We have three primary operating segments: Mortgage Lending, Long-Term Mortgage Portfolio and Real Estate Services. Unallocated corporate and other administrative costs, including the cost associated with being a public company, are presented in Corporate. Segment operating results are as follows:

Mortgage Lending

	For the Three Months Ended June 30,
			Increase	%
	2019	2018	(Decrease)	Change
Gain on sale of loans, net	$29,472	$18,741	$10,731	57%
Servicing fees, net	3,536	9,861	(6,325)	(64)
(Loss) gain on mortgage servicing rights, net	(9,887)	167	(10,054)	6020
Total revenues	23,121	28,769	(5,648)	(20)

Other income	1,941	305	1,636	536

Personnel expense	(12,777)	(15,036)	2,259	15
Business promotion	(2,013)	(8,984)	6,971	78
General, administrative and other	(2,666)	(4,965)	2,299	46
Intangible asset impairment	—	(13,450)	13,450	n/a
Goodwill impairment	—	(74,662)	74,662	n/a
Earnings (loss) before income taxes	$7,606	$(88,023)	$95,629	109%

For the three months ended June 30, 2019, gain on sale of loans, net totaled $29.5 million compared to $18.7 million in the comparable 2018 period. The $10.7 million increase for the three months ended June 30, 2019 is primarily due to a $10.8 million decrease in direct loan origination expenses, a $5.3 million increase in mark-to-market gains on LHFS and a $1.7 million increase in realized and unrealized net gains on derivative financial instruments.   Partially offsetting the increase in gain on sale of loans, net was a $5.9 million reduction of premiums from servicing retained loan sales, an $819 thousand reduction from the sale of mortgage loans and a $314 thousand increase in provision for repurchases.

The overall increase in gain on sale of loans, net was primarily due to an increase in margins despite the decrease in mortgage loans originated and sold during the second quarter of 2019.  For the three months ended June 30, 2019, we originated and sold $821.4 million and $861.2 million of loans, respectively, as compared to $1.0 billion and $1.2 billion of loans originated and sold, respectively, during the same period in 2018.  During the second quarter of 2019, margins increased to approximately 359 bps as compared to 181 bps for the same period in 2018.  The increase in margins was a result of the significant drop in mortgage interest rates during the second quarter of 2019 which led to wider gain on sale margins, which more than offset our 21% decrease in originations compared to 2018.  The primary driver of margin expansion was a combination of NonQM originations, which increased to 38% of total originations during the three months ended June 30, 2019 as compared 30% of total originations during the same period in 2018, as well as an increase in the percentage of our consumer direct originations.

For the three months ended June 30, 2019, servicing fees, net were $3.5 million compared to $9.9 million in the comparable 2018 period.  The decrease in servicing fees, net was the result of $10.5 billion in UPB of servicing sales during the fourth quarter of 2018 which decreased the servicing portfolio average balance 64% to $6.1 billion for the three months ended June 30, 2019 as compared to an average balance of $16.8 billion for the three months ended June 30, 2018.  During the three months ended June 30, 2019, we had $51.8 million in servicing retained loan sales.

For the three months ended June 30, 2019, (loss) gain on MSRs, net was a loss of $9.9 million compared to a gain of $167 thousand in the comparable 2018 period.  For the three months ended June 30, 2019, we recorded a $9.9 million loss from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market rates, inputs and assumptions as well as voluntary and scheduled prepayments.  As a result of the aforementioned significant decrease in interest rates during the second quarter of 2019, $6.9 million of the $9.9 million change in fair value of MSRs was primarily due to an increase in prepayment speed assumptions.  Additionally, during the third quarter of 2018, we stopped hedging our mortgage servicing portfolio resulting in a $226 thousand reduction in realized and unrealized losses from hedging instruments related to MSRs during the three months ended June 30, 2019.

For the three months ended June 30, 2019, other income increased to $1.9 million as compared to $305 thousand in the comparable 2018 period. The $1.6 million increase in other income was primarily due to a $776 thousand decrease in interest expense related to a decrease in the utilization of the MSR financing facilities during the second quarter of 2019.  Additionally, net interest spread between loans held-for-sale and their related warehouse borrowing expense increased $678 thousand during the first quarter of 2019 as compared to the comparable period in 2018.

Personnel expense decreased $2.3 million to $12.8 million for the three months ended June 30, 2019 as compared to the same period in 2018.  The decrease is primarily related to staff reductions we did throughout 2018 and into 2019 as well as a reduction in commission expense due to a decrease in loan originations.  As a result of the reduction in loan origination volumes, we reduced overhead throughout 2018 and into 2019 to more closely align staffing levels to origination volumes in the current economic environment. As a result of the staff reductions made in 2018 and 2019, average headcount in the mortgage lending segment decreased 24% for the first quarter of 2019 as compared to the same period in 2018.

Business promotion decreased $7.0 million to $2.0 million for the three months ended June 30, 2019 as compared to the same period in the prior year.  Business promotion decreased as a result of the shift in consumer direct marketing strategy we made in the latter half of 2018 away from radio and television advertisements to a digital campaign.  The shift in strategy allows for a more cost effective approach, increasing the ability to be more price and product competitive to more specific target geographies.

General, administrative and other expenses decreased to $2.7 million for the three months ended June 30, 2019, compared to $5.0 million for the same period in 2018.  The decrease was primarily related to a $1.0 million decrease in intangible asset amortization which was fully written-off or amortized in 2018,  a $546 thousand decrease in occupancy expense as a result of the relocation of the retail direct division into our corporate office in the fourth quarter of 2018,  a  $443 thousand decrease in legal and professional fees and a $261 thousand decrease in other general and administrative expenses.

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

	For the Six Months Ended June 30,
			Increase	%
	2019	2018	(Decrease)	Change
Gain on sale of loans, net	$41,686	$40,223	$1,463	4%
Servicing fees, net	6,505	19,324	(12,819)	(66)
(Loss) gain on mortgage servicing rights, net	(15,510)	7,872	(23,382)	(297)
Total revenues	32,681	67,419	(34,738)	(52)

Other income	3,355	638	2,717	426

Personnel expense	(24,836)	(32,242)	7,406	23
Business promotion	(4,909)	(18,695)	13,786	74
General, administrative and other	(5,210)	(9,596)	4,386	46
Intangible asset impairment	—	(13,450)	13,450	n/a
Goodwill impairment	—	(74,662)	74,662	n/a
Earnings (loss) before income taxes	$1,081	$(80,588)	$81,669	101%

For the six months ended June 30, 2019, gain on sale of loans, net totaled $41.7 million compared to $40.2 million in the comparable 2018 period. The $1.5 million increase for the six months ended June 30, 2019 is primarily due to a $30.7 million decrease in direct loan origination expenses and a $13.6 million increase in mark-to-market gains on LHFS.  Partially offsetting the increase in gain on sale of loans, net was a $16.5 million reduction from the sale of mortgage loans a $14.8 million reduction of premiums from servicing retained loan sales, a $9.9 million decrease in realized and unrealized net losses on derivative financial instruments and a $1.6 million increase in provision for repurchases.

The overall increase in gain on sale of loans, net was primarily due to an increase in margins despite the decrease in mortgage loans originated and sold during the first six months of 2019.  For the six months ended June 30, 2019, we originated and sold $1.4 billion and $1.3 billion of loans, respectively, as compared to $2.4 billion and $2.4 billion of loans originated and sold, respectively, during the same period in 2018.  During the six months ended June 30 2019, margins increased to approximately 297 bps as compared to 171 bps for the same period in 2018.  The increase in margins was a result of the significant drop in mortgage interest rates which began in the first quarter of 2019, which led to wider gain on sale margins and more than offset our 40% decrease in originations compared to 2018.    The primary driver of margin expansion was a combination of NonQM originations, which increased to 47% of total originations during the six months ended June 30, 2019 as compared 24% of total originations during the same period in 2018, as well as an increase in the percentage of our consumer direct originations.

For the six months ended June 30, 2019, servicing fees, net were $6.5 million compared to $19.3 million in the comparable 2018 period.  The decrease in servicing fees, net was the result of $10.5 billion in UPB of servicing sales during the fourth quarter of 2018 which decreased the servicing portfolio average balance 63% to $6.2 billion for the six months ended June 30, 2019 as compared to an average balance of $16.7 billion for the six months ended June 30, 2018.  During the six months ended June 30, 2019, we had $241.8 million in servicing retained loan sales.

For the six months ended June 30, 2019, (loss) gain on MSRs, net was a loss of $15.5 million compared to a gain of $7.9 million in the comparable 2018 period.  For the six months ended June 30, 2019, we recorded a $16.4 million loss from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market rates, inputs and assumptions as well as voluntary and scheduled prepayments.  As a result of the aforementioned significant decrease in interest rates during the six months ended June 30, 2019, $11.5 million of the $16.4 million change in fair value of MSRs was primarily due to an increase in prepayment speed assumptions.  Additionally, during the third quarter of 2018, we stopped hedging our mortgage servicing portfolio resulting in a $1.7 million reduction in realized and unrealized losses from hedging instruments related to MSRs during the six months ended June 30, 2019.

For the six months ended June 30, 2019, other income increased to $3.4 million as compared to $638 thousand in the comparable 2018 period. The $2.7 million increase in other income was primarily due to a $1.3 million decrease in interest expense related to a decrease in the utilization of the MSR financing facilities in the first six months of 2019.  Additionally, net interest spread between loans held-for-sale and their related warehouse borrowing expense increased $1.1 million in the first six months of 2019 as compared to the comparable period in 2018.

Personnel expense decreased $7.4 million to $24.8 million for the six months ended June 30, 2019 as compared to the same period in 2018.  The decrease is primarily related to staff reductions we did throughout 2018 and into 2019 as well as a reduction in commission expense due to a decrease in loan originations.  As a result of the reduction in loan origination volumes, we reduced overhead throughout 2018 and into 2019 to more closely align staffing levels to origination volumes in the current economic environment. As a result of the staff reductions made in 2018 and 2019, average headcount in the mortgage lending segment decreased 27% for the six months of 2019 as compared to the same period in 2018.

Business promotion decreased $13.8 million to $4.9 million for the six months ended June 30, 2019 as compared to the same period in the prior year.  Business promotion decreased as a result of the shift in consumer direct marketing strategy we made in the latter half of 2018 away from radio and television advertisements to a digital campaign.  The shift in strategy allows for a more cost effective approach, increasing the ability to be more price and product competitive to more specific target geographies.

General, administrative and other expenses decreased to $5.2 million for the six months ended June 30, 2019, compared to $9.6 million for the same period in 2018.  The decrease was primarily related to a $2.1 million decrease in intangible asset amortization which was fully written-off or amortized in 2018,  an  $875 thousand decrease in occupancy expense as a result of the relocation of the retail direct division into our corporate office in the fourth quarter of 2018, a $899 thousand decrease in other general and administrative expenses and a  $514 thousand decrease in legal and professional fees.

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

Long-Term Mortgage Portfolio

	For the Three Months Ended June 30,
			Increase	%
	2019	2018	(Decrease)	Change
Other revenue	$131	$101	$30	30%

Personnel expense	(30)	(20)	(10)	(50)%
General, administrative and other	(79)	(91)	12	13
Total expenses	(109)	(111)	2	2

Net interest income	1,089	702	387	55
Change in fair value of long-term debt	388	258	130	50
Change in fair value of net trust assets, including trust REO (losses) gains	(1,459)	217	(1,676)	772
Total other income	18	1,177	(1,159)	(98)
Earnings before income taxes	$40	$1,167	$(1,127)	(97)%

For the three months ended June 30, 2019, net interest income totaled $1.1 million as compared to $702 thousand for the comparable 2018 period. Net interest income increased $387 thousand for the three months ended June 30, 2019 primarily attributable to a $360 thousand increase in net interest spread on the long-term mortgage portfolio as well as a $27 thousand decrease in interest expense on the long-term debt associated with an decrease in three-month LIBOR as compared to the same period in 2018.

In the first quarter of 2018, we adopted ASU 2016-01, which effectively bifurcates the market and instrument specific credit risk components of changes in long-term debt. The market portion will continue to be a component of net earnings (loss) as the change in fair value of long-term debt, but the instrument specific credit risk portion will be a component of accumulated other comprehensive earnings (loss). During the three months ended June 30, 2019, the fair value of the long-term debt decreased $651 thousand.  The decrease in estimated fair value was the result of a $388 thousand change in the market specific credit risk during the quarter as well as a $267 thousand change in the instrument specific credit risk partially offset by an increase due to accretion.

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $1.5 million for the three months ended June 30, 2019.  The change in fair value of net trust assets, excluding REO was due to $3.1 million in gains from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral as a result of a decrease in forward LIBOR during the quarter partially offset by an increase in loss assumptions for certain trusts. Additionally, the NRV of REO decreased $4.6 million during the period attributed to higher expected loss severities on properties within certain states held in the long-term mortgage portfolio during the period.

	For the Six Months Ended June 30,
			Increase	%
	2019	2018	(Decrease)	Change
Other revenue	$98	$186	$(88)	(47)%

Personnel expense	(67)	(22)	(45)	(205)%
General, administrative and other	(183)	(154)	(29)	(19)
Total expenses	(250)	(176)	(74)	(42)

Net interest income	1,928	1,813	115	6
Change in fair value of long-term debt	654	1,481	(827)	(56)
Change in fair value of net trust assets, including trust REO (losses) gains	(4,142)	(1,921)	(2,221)	(116)
Total other (expense) income	(1,560)	1,373	(2,933)	(214)
(Loss) earnings before income taxes	$(1,712)	$1,383	$(3,095)	(224)%

For the six months ended June 30, 2019, net interest income totaled $1.9 million as compared to $1.8 million for the comparable 2018 period. Net interest income increased $115 thousand for the six months ended June 30, 2019 primarily attributable to a $151 thousand increase in net interest spread on the long-term mortgage portfolio partially offset by a  $35 thousand increase in interest expense on the long-term debt associated with an increase in three-month LIBOR as compared to the same period in 2018.

In the first quarter of 2018, we adopted ASU 2016-01, which effectively bifurcates the market and instrument specific credit risk components of changes in long-term debt. The market portion will continue to be a component of net earnings (loss) as the change in fair value of long-term debt, but the instrument specific credit risk portion will be a component of accumulated other comprehensive earnings (loss).  During the six months ended June 30, 2019, the fair value of the long-term debt decreased $946 thousand.  The decrease in estimated fair value was the result of a $654 thousand change in the market specific credit risk during the quarter as well as a $363 thousand change in the instrument specific credit risk partially offset by an increase due to accretion.

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $4.1 million for the six months ended June 30, 2019.  The change in fair value of net trust assets, excluding REO was due to $3.0 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral primarily associated with increased loss assumptions partially offset by the recent decrease in forward LIBOR.

Additionally, the NRV of REO decreased $1.1 million during the period attributed to higher expected loss severities on properties within certain states held in the long-term mortgage portfolio during the period.

Real Estate Services

	For the Three Months Ended June 30,
			Increase	%
	2019	2018	(Decrease)	Change
Real estate services fees, net	$807	$1,038	$(231)	(22)%
Personnel expense	(280)	(473)	193	41
General, administrative and other	(65)	(118)	53	45
Earnings before income taxes	$462	$447	$15	3%

For the three months ended June 30, 2019, real estate services fees, net were $807 thousand compared to $1.0 million in the comparable 2018 period. The $231 thousand decrease in real estate services fees, net was the result of a $261 thousand decrease in real estate and recovery fees partially offset by a $23 thousand increase in loss mitigation fees and a $7 thousand increase in real estate service fees.  The decrease is primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2018.

For the three months ended June 30, 2019, the $193 thousand reduction in personnel expense was due to a reduction in personnel and personnel related costs as a result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to the comparable period in 2018.

	For the Six Months Ended June 30,
			Increase	%
	2019	2018	(Decrease)	Change
Real estate services fees, net	$1,613	$2,423	$(810)	(33)%
Personnel expense	(601)	(1,044)	443	42
General, administrative and other	(131)	(185)	54	29
Earnings before income taxes	$881	$1,194	$(313)	(26)%

For the six months ended June 30, 2019, real estate services fees, net were $1.6 million compared to $2.4 million in the comparable 2018 period. The $810 thousand decrease in real estate services fees, net was the result of a $537 thousand decrease in real estate and recovery fees, a $143 thousand decrease in loss mitigation fees and a $130 thousand decrease in real estate service fees.  The decrease is primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2018.

For the six months ended June 30, 2019, the $443 thousand reduction in personnel expense was due to a reduction in personnel and personnel related costs as a result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2018.

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

	For the Three Months Ended June 30,
			Increase	%
	2019	2018	(Decrease)	Change
Interest expense	$(452)	$(461)	$9	2%
Other expenses	(3,702)	(6,822)	3,120	46
Net loss before income taxes	$(4,154)	$(7,283)	$3,129	43%

For the three months ended June 30, 2019, other expenses decreased to $3.7 million as compared to $6.8 million for the comparable 2018 period. The decrease was primarily due to a $3.4 million reduction in legal fees associated with the Company successfully resolving, through dismissal or settlement, three long standing litigation matters in 2018, which dated back to origination and securitization activities related to the mortgage crisis of 2008.  Partially offsetting the decrease in other expense was a $105 thousand increase in data processing expense and a $91 thousand increase in occupancy expense.

	For the Six Months Ended June 30,
			Increase	%
	2019	2018	(Decrease)	Change
Interest expense	$(909)	$(884)	$(25)	(3)%
Other expenses	(7,913)	(10,314)	2,401	23
Net loss before income taxes	$(8,822)	$(11,198)	$2,376	21%

For the six months ended June 30, 2019, other expenses decreased to $7.9 million as compared to $10.3 million for the comparable 2018 period. The decrease was primarily due to a $4.6 million reduction in legal fees associated with the Company successfully resolving, through dismissal or settlement, three long standing litigation matters in 2018, which dated back to origination and securitization activities related to the mortgage crisis of 2008.  Partially offsetting the decrease other expenses was a $488 thousand increase in personnel costs related to benefits and payroll taxes, a $252 thousand increase in data processing expense and a $231 thousand increase in occupancy expense.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of June 30, 2019, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

Legal Proceedings

   Information with respect to this item may be found in Note 12 – Commitments and Contingencies of the “Notes to Unaudited Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A:  RISK FACTORS

None.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:  MINE SAFETY DISCLOSURES

None.

ITEM 5:  OTHER INFORMATION

On August 7, 2019, the Company’s Board of Directors appointed Paul D. Licon to serve as the Company’s Principal Accounting Officer.

Paul Licon, 39, was appointed as the Company’s Principal Accounting Officer on August 7, 2019 and has been serving as Chief Accounting Officer since May 2019.  Since April 2016, he served as the Company’s Senior Vice President, Controller.  Prior to joining the Company, since January 2015, Mr. Licon was a Senior Manager with KPMG in the Financial Services practice.  From May 2007 until December 2014, he was as auditor at Squar Milner LLP, and prior to that, an auditor at Ernst & Young.  Mr. Licon holds a Bachelor’s degree in Business Administration from the University of Southern California.

There are no arrangements or understandings between Mr. Licon and any other persons pursuant to which he was selected as Principal Accounting Officer, nor are there any family relationships between Mr. Licon and any of the Company's directors or executive officers. Additionally, there are no transactions involving Mr. Licon that are required to be disclosed pursuant to Item 404(a) of Regulation S-K. In connection with this appointment, the Company expects to enter into its standard form of indemnification agreement for officers and directors with Mr. Licon.

ITEM 6: EXHIBITS

(a)	Exhibits:
10.1	2010 Omnibus Incentive Plan, as amended, (incorporated by reference to exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on June 26, 2019)
10.2	Amendment date April 18, 2019 to Line of Credit Promissory Note withMerchants Bank of Indiana.
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from Impac Mortgage Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss), (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

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

/s/ BRIAN KUELBS
Brian Kuelbs
Chief Financial Officer
(authorized officer of registrant and Principal Financial Officer)

August 9, 2019

/s/ PAUL LICON
Paul Licon
Chief Accounting Officer
(authorized officer of registrant and Principal Accounting Officer)

August 9, 2019