Form 10-Q
period 2019-09-30
IMPAC MORTGAGE HOLDINGS INC
filed 2019-11-08
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

There were 21,220,357 shares of common stock outstanding as of November 6, 2019.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2019	2018
ASSETS	(Unaudited)
Cash and cash equivalents	$24,115	$23,200
Restricted cash	13,057	6,989
Mortgage loans held-for-sale	1,038,942	353,601
Mortgage servicing rights	40,827	64,728
Securitized mortgage trust assets	2,795,117	3,165,590
Other assets	63,954	33,835
Total assets	$3,976,012	$3,647,943
LIABILITIES
Warehouse borrowings	$971,595	$284,137
Convertible notes, net	24,993	24,985
Long-term debt	43,577	44,856
Securitized mortgage trust liabilities	2,777,872	3,148,215
Other liabilities	53,680	35,575
Total liabilities	3,871,717	3,537,768

Commitments and contingencies (See Note 12)

STOCKHOLDERS’ EQUITY
Series A-1 junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $32,240; 2,000,000 shares authorized, 665,592 noncumulative shares issued and outstanding as of September 30, 2019 and December 31, 2018 (See Note 13)	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,127; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of September 30, 2019 and December 31, 2018 (See Note 13)	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 21,220,357 and 21,117,006 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	212	211
Additional paid-in capital	1,235,971	1,235,108
Accumulated other comprehensive earnings	24,433	23,877
Net accumulated deficit:
Cumulative dividends declared	(822,520)	(822,520)
Retained deficit	(333,822)	(326,522)
Net accumulated deficit	(1,156,342)	(1,149,042)
Total stockholders’ equity	104,295	110,175
Total liabilities and stockholders’ equity	$3,976,012	$3,647,943

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS (LOSS)

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Gain on sale of loans, net	$31,073	$13,673	$72,759	$53,896
Servicing fees, net	3,465	10,124	9,970	29,445
(Loss) gain on mortgage servicing rights, net	(9,755)	(5,192)	(25,264)	2,682
Real estate services fees, net	921	711	2,534	3,134
Other	71	71	258	278
Total revenues	25,775	19,387	60,257	89,435
Expenses:
Personnel expense	18,725	16,061	47,186	50,481
Business promotion	1,292	4,351	6,228	23,082
General, administrative and other	5,619	7,897	16,126	27,018
Intangible asset impairment	—	4,897	—	18,347
Goodwill impairment	—	29,925	—	104,587
Total expenses	25,636	63,131	69,540	223,515
Operating income (loss)	139	(43,744)	(9,283)	(134,080)

Other income (expense):
Interest income	39,492	45,888	127,807	145,103
Interest expense	(37,002)	(45,477)	(120,978)	(143,126)
Change in fair value of long-term debt	304	(785)	958	697
Change in fair value of net trust assets, including trust REO losses	(1,724)	(1,315)	(5,866)	(3,236)
Total other income (loss), net	1,070	(1,689)	1,921	(562)
Earnings (loss) before income taxes	1,209	(45,433)	(7,362)	(134,642)
Income tax (benefit) expense	(230)	12	(62)	4,328
Net earnings (loss)	$1,439	$(45,445)	$(7,300)	$(138,970)

Other comprehensive earnings (loss):
Change in fair value of mortgage-backed securities	107	—	120	—
Change in fair value of instrument specific credit risk of long-term debt	72	25	436	(1,940)
Total comprehensive earnings (loss)	$1,618	$(45,420)	$(6,744)	$(140,910)

Net earnings (loss) per common share:
Basic	$0.07	$(2.16)	$(0.34)	$(6.62)
Diluted	0.07	(2.16)	(0.34)	(6.62)

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Preferred		Common		Additional	Cumulative		Accumulated Other	Total
	Shares	Preferred	Shares	Common	Paid-In	Dividends	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Declared	Deficit	Earnings, net of tax	Equity
Balance, January 1, 2019	2,070,678	$21	21,117,006	$211	$1,235,108	$(822,520)	$(326,522)	$23,877	$110,175

Proceeds from exercise of stock options	—	—	64,351	1	162	—	—	—	163
Stock based compensation	—	—	—	—	107	—	—	—	107
Other comprehensive earnings	—	—	—	—	—	—	—	117	117
Net loss	—	—	—	—	—	—	(12,612)	—	(12,612)
Balance, March 31, 2019	2,070,678	$21	21,181,357	$212	$1,235,377	$(822,520)	$(339,134)	$23,994	$97,950

Stock based compensation	—	—	—	—	206	—	—	—	206
Other comprehensive earnings	—	—	—	—	—	—	—	260	260
Net earnings	—	—	—	—	—	—	3,873	—	3,873
Balance, June 30, 2019	2,070,678	$21	21,181,357	$212	$1,235,583	$(822,520)	$(335,261)	$24,254	$102,289

Proceeds from exercise of stock options	—	—	39,000	—	182	—	—	—	182
Stock based compensation	—	—	—	—	206	—	—	—	206
Other comprehensive earnings	—	—	—	—	—	—	—	179	179
Net earnings	—	—	—	—	—	—	1,439	—	1,439
Balance, September 30, 2019	2,070,678	$21	21,220,357	$212	$1,235,971	$(822,520)	$(333,822)	$24,433	$104,295

	Preferred		Common		Additional	Cumulative		Accumulated Other	Total
	Shares	Preferred	Shares	Common	Paid-In	Dividends	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Declared	Deficit	Earnings (Loss), net of tax	Equity
Balance, January 1, 2018	2,070,678	$21	20,949,679	$209	$1,233,704	$(822,520)	$(146,267)	$—	$265,147

Reclassification related to adoption of ASU 2016-01	—	—	—	—	—	—	(27,018)	27,018	—
Adjustment related to adoption of ASU 2016-16	—	—	—	—	—	—	(7,827)	—	(7,827)
Proceeds from exercise of stock options	—	—	3,000	1	15	—	—	—	16
Stock based compensation	—	—	—	—	430	—	—	—	430
Other comprehensive loss	—	—	—	—	—	—	—	(1,440)	(1,440)
Net earnings	—	—	—	—	—	—	3,873	—	3,873
Balance, March 31, 2018	2,070,678	$21	20,952,679	$210	$1,234,149	$(822,520)	$(177,239)	$25,578	$260,199

Proceeds from exercise of stock options	—	—	73,713	—	303	—	—	—	303
Stock based compensation	—	—	—	—	170	—	—	—	170
Other comprehensive loss	—	—	—	—	—	—	—	(525)	(525)
Net loss	—	—	—	—	—	—	(97,398)	—	(97,398)
Balance, June 30, 2018	2,070,678	$21	21,026,392	$210	$1,234,622	$(822,520)	$(274,637)	$25,053	$162,749

Proceeds from exercise of stock options	—	—	21,197	—	113	—	—	—	113
Issuance of Deferred Stock Units	—	—	62,917	1	—	—	—	—	1
Stock based compensation	—	—	—	—	211	—	—	—	211
Other comprehensive earnings	—	—	—	—	—	—	—	25	25
Net loss	—	—	—	—	—	—	(45,445)	—	(45,445)
Balance, September 30, 2018	2,070,678	$21	21,110,506	$211	$1,234,946	$(822,520)	$(320,082)	$25,078	$117,654

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,300)	$(138,970)
Gain on sale of mortgage servicing rights	(864)	—
Change in fair value of mortgage servicing rights	26,128	(4,127)
Gain on sale of mortgage loans	(52,000)	(71,854)
Change in fair value of mortgage loans held-for-sale	(17,609)	12,182
Change in fair value of derivatives lending, net	(6,768)	425
Provision for repurchases	3,618	5,435
Origination of mortgage loans held-for-sale	(3,039,185)	(3,207,525)
Sale and principal reduction on mortgage loans held-for-sale	2,421,231	3,468,824
Loss from trust REO	3,848	46
Change in fair value of net trust assets, excluding trust REO	2,018	3,190
Change in fair value of long-term debt	(958)	(697)
Accretion of interest income and expense	18,880	27,126
Amortization of intangible and other assets	429	3,284
Amortization of debt issuance costs and discount on note payable	14	62
Stock-based compensation	519	810
Impairment of goodwill	—	104,587
Impairment of intangible assets	—	18,347
Change in deferred tax assets, net	—	4,315
Net change in other assets	6,256	(5,558)
Net change in other liabilities	(5,776)	(3,352)
Net cash (used in) provided by operating activities	(647,519)	216,550

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	432,969	406,456
Finance receivable advances to customers	—	(401,357)
Repayments of finance receivables	—	442,403
Purchase of premises and equipment	(654)	(670)
Purchase of investment securities available-for-sale	—	(500)
Purchase of mortgage-backed securities	(10,346)	—
Proceeds from the sale of mortgage-backed securities	1,021	—
Proceeds from the sale of trust REO	15,285	15,992
Net cash provided by investing activities	438,275	462,324

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of MSR financing	(3,000)	(50,133)
Borrowings under MSR financing	3,000	77,000
Repayment of warehouse borrowings	(2,192,940)	(3,296,280)
Borrowings under warehouse agreements	2,880,398	3,036,069
Payment of acquisition related contingent consideration	—	(554)
Repayment of securitized mortgage borrowings	(471,436)	(450,555)
Principal payments on capital lease	(81)	(154)
Tax payments on stock based compensation awards	(59)	(143)
Issuance of deferred stock units	—	1
Proceeds from exercise of stock options	345	433
Net cash provided by (used in) financing activities	216,227	(684,316)
Net change in cash, cash equivalents and restricted cash	6,983	(5,442)
Cash, cash equivalents and restricted cash at beginning of period	30,189	39,099
Cash, cash equivalents and restricted cash at end of period	$37,172	$33,657

NON-CASH TRANSACTIONS:
Transfer of securitized mortgage collateral to trust REO	$21,379	$17,089
Mortgage servicing rights retained from issuance of mortgage backed securities and loan sales	2,222	22,473
Initial recognition of operating lease right of use assets (net of $3.8 million of deferred rent)	19,694	—
Initial recognition of operating lease liabilities	23,447	—
Common stock issued upon issuance of deferred stock units	—	606

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

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the United States Securities and Exchange Commission (SEC).

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (ASU 2019-04), which provided certain improvements to ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01) and ASU 2016-13. As the Company adopted ASU 2016-01 on January 1, 2018, the improvements in ASU 2019-04 are effective in the first quarter of 2020. Early adoption is permitted. The Company expects to adopt ASU 2016-13 in the first quarter of 2023, as described above, and the improvements in ASU 2019-04 will be adopted concurrently. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Note 2.—Mortgage Loans Held-for-Sale

A summary of the unpaid principal balance (UPB) of mortgage loans held-for-sale by type is presented below:

	September 30,	December 31,
	2019	2018
Government (1)	$50,157	$39,522
Conventional (2)	779,174	53,148
Non-qualified mortgages (NonQM)	187,562	256,491
Fair value adjustment (3)	22,049	4,440
Total mortgage loans held-for-sale	$1,038,942	$353,601

(1)	Includes all government-insured loans including Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).

(2)	Includes loans eligible for sale to Federal National Mortgage Association (Fannie Mae or FNMA) and Federal Home Loan Mortgage Corporation (Freddie Mac or FHLMC).
(3)	Changes in fair value are included in gain on sale of loans, net in the accompanying consolidated statements of operations and comprehensive earnings (loss).

At September 30, 2019 and December 31, 2018, the Company had $3.4 million and $2.3 million, respectively, in UPB of mortgage loans held-for-sale that were in nonaccrual status as the loans were 90 days or more delinquent.  The carrying value of these nonaccrual loans at September 30, 2019 and December 31, 2018 were $3.1 million and $1.8 million, respectively.

Gain on mortgage loans held-for-sale (LHFS), included in gain on sale of loans, net in the consolidated statements of operations and comprehensive earnings (loss), is comprised of the following for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Gain on sale of mortgage loans	$32,003	$27,949	$73,433	$85,928
Premium from servicing retained loan sales	223	5,717	2,222	22,473
Unrealized gains (losses) from derivative financial instruments	2,202	324	6,768	(341)
Realized (losses) gains from derivative financial instruments	(4,225)	(537)	(7,579)	11,281
Mark to market gain (loss) on LHFS	9,275	(6,901)	17,609	(12,182)
Direct origination expenses, net	(7,947)	(9,038)	(16,076)	(47,828)
Provision for repurchases	(458)	(3,841)	(3,618)	(5,435)
Total gain on sale of loans, net	$31,073	$13,673	$72,759	$53,896

Note 3.—Mortgage Servicing Rights

The Company retains mortgage servicing rights (MSRs) from its sales and securitization of certain mortgage loans or as a result of purchase transactions. MSRs are reported at fair value based on the expected income derived from the net projected cash flows associated with the servicing contracts. The Company receives servicing fees, less subservicing costs, on the UPB of the underlying mortgage loans. The servicing fees are collected from the monthly payments made by the mortgagors, or if delinquent, when the underlying real estate is foreclosed upon and liquidated. The Company may receive other remuneration from rights to various mortgagor-contracted fees, such as late charges, collateral reconveyance charges and nonsufficient fund fees, and the Company is generally entitled to retain the interest earned on funds held pending remittance (or float) related to its collection of mortgagor principal, interest, tax and insurance payments.

The following table summarizes the activity of MSRs for the nine months ended September 30, 2019 and year ended December 31, 2018:

	September 30,	December 31,
	2019	2018
Balance at beginning of period	$64,728	$154,405
Additions from servicing retained loan sales	2,222	24,879
Reductions from bulk sales	—	(118,313)
Other	5	—
Changes in fair value (1)	(26,128)	3,757
Fair value of MSRs at end of period	$40,827	$64,728

(1)	Changes in fair value are included within (loss) gain on mortgage servicing rights, net in the accompanying consolidated statements of operations and comprehensive earnings (loss).

At September 30, 2019 and December 31, 2018, the outstanding principal balance of the mortgage servicing portfolio was comprised of the following:

	September 30,	December 31,
	2019	2018
Government insured	$106,120	$51,157
Conventional	5,267,939	6,165,129
NonQM	—	1,848
Total loans serviced (1)	$5,374,059	$6,218,134

(1)	No collateral was pledged as part of the MSR Financing at September 30, 2019 or December 31, 2018. (See Note 6.)

The table below illustrates hypothetical changes in fair values of MSRs caused by assumed immediate changes to key assumptions that are used to determine fair value. See Note 8.—Fair Value of Financial Instruments for a description of the key assumptions used to determine the fair value of MSRs.

	September 30,	December 31,
Mortgage Servicing Rights Sensitivity Analysis	2019	2018
Fair value of MSRs	$40,827	$64,728
Prepayment Speed:
Decrease in fair value from 10% adverse change	(2,170)	(1,419)
Decrease in fair value from 20% adverse change	(4,190)	(2,918)
Decrease in fair value from 30% adverse change	(6,067)	(4,475)
Discount Rate:
Decrease in fair value from 10% adverse change	(1,216)	(2,345)
Decrease in fair value from 20% adverse change	(2,362)	(4,532)
Decrease in fair value from 30% adverse change	(3,443)	(6,575)

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

(Loss) gain on mortgage servicing rights, net is comprised of the following for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Change in fair value of mortgage servicing rights	$(9,755)	$(5,445)	$(26,128)	$4,127
Gain on sale of mortgage servicing rights	—	—	864	—
Realized and unrealized gains (losses) from hedging instruments	—	253	—	(1,445)
(Loss) gain on mortgage servicing rights, net	$(9,755)	$(5,192)	$(25,264)	$2,682

Servicing fees, net is comprised of the following for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Contractual servicing fees	$3,723	$11,458	$11,803	$34,322
Late and ancillary fees	45	182	137	500
Subservicing and other costs	(303)	(1,516)	(1,970)	(5,377)
Servicing fees, net	$3,465	$10,124	$9,970	$29,445

Note 4.—Leases

On January 1, 2019, the Company adopted Topic 842 using the modified retrospective transition approach and elected the practical expedients transition option to recognize the adjustment in the period of adoption rather than in the earliest period presented. On January 1, 2019, the Company recognized right of use (ROU) assets of $19.7 million (net of the reversal of $3.8 million deferred rent liability) and lease liabilities of $23.4 million and are included in other assets and other liabilities, respectively, in the accompanying consolidated balance sheets.

The Company has four operating leases for office space and certain office equipment under long‑term leases expiring at various dates through 2024.  The Company determines if a contract is a lease at the inception of the arrangement and reviews all options to extend, terminate, or purchase its right of use assets at the inception of the lease and accounts for these options when they are reasonably certain of being exercised.  Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. When the Company cannot readily determine the rate implicit in the lease,  the Company determines its incremental borrowing rate by using the rate of interest that it would have to pay to borrow on a collateralized basis over a similar term. As a practical expedient permitted under Topic 842, the Company has elected to account for the lease and non-lease components as a single lease component for all leases of which it is the lessee.  Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets and lease expense for these leases is recognized on a straight-line basis over the lease term.  For operating leases existing prior to January 1, 2019, the rate used for the remaining lease term was determined as of the date of adoption. The Company had no financing leases at September 30, 2019.

During the three and nine months ended September 30, 2019, cash paid for operating leases was $1.2 million and $3.4 million, respectively, while total operating lease expense was $1.1 million and $3.0 million,  respectively.  Operating lease expense includes short-term leases and sublease income, both of which are immaterial.

The following table presents the operating lease balances within the consolidated balance sheets, weighted average remaining lease term, and weighted average discount rates related to the Company’s operating leases as of September 30, 2019:

		September 30,
Lease Assets and Liabilities	Classification	2019
Assets
Operating lease ROU assets	Other assets	$ 18,131

Liabilities
Operating lease liabilities	Other liabilities	$ 21,653

Weighted average remaining lease term		4.85
Weighted average discount rate		4.8%

The following table presents the maturity of the Company’s operating lease liabilities as of September 30, 2019:

Remainder of 2019	$1,325
Year 2020	5,138
Year 2021	4,593
Year 2022	4,721
Year 2023	4,867
Year 2024	3,729
Total lease commitments	24,373
Less: imputed interest	(2,720)
Total operating lease liability	$21,653

As of September 30, 2019, the Company had no additional operating or finance leases that had not yet commenced.

Note 5.—Goodwill and Intangible Assets

In the first quarter of 2015, the Company acquired CCM and recorded $104.6 million of goodwill and intangible assets of $33.1 million.  The Company reviewed its goodwill and intangible assets for impairment at least annually as of December 31 or more frequently if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit that has goodwill is less than its carrying value.  As previously disclosed in our quarterly and annual reports, in the second and third quarters of 2018, the Company performed impairment tests and determined that the goodwill and intangible assets were impaired.  As a result, an impairment charge of $74.7 million related to goodwill and $13.5 million related to intangible assets was recorded during the quarter ended June 30, 2018, and an additional $29.9 million and $4.9 million, respectively, was recorded during the quarter ended September 30, 2018.    At December 31, 2018 and September 30, 2019, the Company had no goodwill or intangible assets remaining related to the CCM acquisition.     Refer to Note 5.-Goodwill and Intangible Assets of the “Notes to Consolidated Financial Statements” on IMH’s report on Form 10-K for the year ended December 31, 2018 for a full description of the prior impairment.

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

The following table presents certain information on warehouse borrowings and related accrued interest for the periods indicated:

	Maximum	Balance Outstanding at
	Borrowing	September 30,	December 31,
	Capacity	2019	2018	Maturity Date
Short-term borrowings:
Repurchase agreement 1	$75,000	$10,406	$84,897	April 1, 2020
Repurchase agreement 2	50,000	48,643	47,108	May 28, 2020
Repurchase agreement 3	425,000	209,955	35,920	January 17, 2020
Repurchase agreement 4	200,000	136,912	80,141	July 30, 2020
Repurchase agreement 5 (1)	175,000	133,238	23,370	March 31, 2020
Repurchase agreement 6	600,000	432,441	12,701	June 25, 2020
Total warehouse borrowings	$1,525,000	$971,595	$284,137

(1)	In October 2019, the maximum borrowing capacity was increased to $300.0 million.

MSR Financings

In February 2018, IMC (Borrower) amended the Line of Credit Promissory Note (FHLMC and GNMA Financing) originally entered into in August 2017, increasing the maximum borrowing capacity of the revolving line of credit to $50.0 million and extending the term to January 31, 2019.  In May 2018, the agreement was amended increasing the maximum borrowing capacity of the revolving line of credit to $60.0 million, increasing the borrowing capacity up to 60% of the fair market value of the pledged mortgage servicing rights and reducing the interest rate per annum to one-month LIBOR plus 3.0%.  As part of the May 2018 amendment, the obligations under the Line of Credit are secured by FHLMC and GNMA pledged mortgage servicing rights (subject to an acknowledgement agreement) and is guaranteed by IRES.  In April 2019, the maturity of the line was extended until January 31, 2020. At September 30, 2019, there were no outstanding borrowings under the FHLMC and GNMA Financing and approximately $24.0 million was available for borrowing.

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

Long-term Debt

Junior Subordinated Notes

The Company carries its Junior Subordinated Notes at estimated fair value as more fully described in Note 8.—Fair Value of Financial Instruments. The following table shows the remaining principal balance and fair value of Junior Subordinated Notes issued as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Junior Subordinated Notes (1)	$62,000	$62,000
Fair value adjustment	(18,423)	(17,144)
Total Junior Subordinated Notes	$43,577	$44,856

(1)	Stated maturity of March 2034; requires quarterly interest payments at a variable rate of 3‑month LIBOR plus 3.75% per annum.

Note 7.—Securitized Mortgage Trusts

Securitized Mortgage Trust Assets

Securitized mortgage trust assets, which are recorded at their estimated fair value, are comprised of the following at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Securitized mortgage collateral	$2,783,256	$3,157,071
Real estate owned (REO), at net realizable value (NRV)	11,861	8,519
Total securitized mortgage trust assets	$2,795,117	$3,165,590

Securitized Mortgage Trust Liabilities

Securitized mortgage trust liabilities, which are recorded at their estimated fair value, are comprised of the following at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Securitized mortgage borrowings	$2,777,872	$3,148,215

Changes in fair value of net trust assets, including trust REO losses, are comprised of the following for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Change in fair value of net trust assets, excluding REO	$1,025	$(666)	$(2,018)	$(3,190)
Losses from REO	(2,749)	(649)	(3,848)	(46)
Change in fair value of net trust assets, including trust REO losses	$(1,724)	$(1,315)	$(5,866)	$(3,236)

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

The following table presents the estimated fair value of financial instruments included in the consolidated financial statements as of the dates indicated:

	September 30, 2019				December 31, 2018
	Carrying	Estimated Fair Value			Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$24,115	$24,115	$—	$—	$23,200	$23,200	$—	$—
Restricted cash	13,057	13,057	—	—	6,989	6,989	—	—
Mortgage loans held-for-sale	1,038,942	—	1,038,942	—	353,601	—	353,601	—
Mortgage servicing rights	40,827	—	—	40,827	64,728	—	—	64,728
Derivative assets, lending, net (1)	9,435	—	512	8,923	3,351	—	—	3,351
Mortgage-backed securities (1)	10,482	—	10,482	—	1,000	—	1,000	—
Securitized mortgage collateral	2,783,256	—	—	2,783,256	3,157,071	—	—	3,157,071

Liabilities
Warehouse borrowings	$971,595	$—	$971,595	$—	$284,137	$—	$284,137	$—
Convertible notes	24,993	—	—	24,993	24,985	—	—	24,985
Long-term debt	43,577	—	—	43,577	44,856	—	—	44,856
Securitized mortgage borrowings	2,777,872	—	—	2,777,872	3,148,215	—	—	3,148,215
Derivative liabilities, lending, net (2)	—	—	—	—	683	—	683	—

(1)	Included in other assets in the accompanying consolidated balance sheets.
(2)	Included in other liabilities in the accompanying consolidated balance sheets.

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

Convertible notes are recorded at amortized cost, which approximates fair value due to the short duration to maturity.

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

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its mortgage servicing rights, securitized mortgage collateral and borrowings, derivative assets and liabilities (IRLCs), and long-term debt as Level 3 fair value measurements. Level 3 assets and liabilities measured at fair value on a recurring basis were approximately 73% and 99% and 90% and 99%, respectively, of total assets and total liabilities measured at estimated fair value at September 30, 2019 and December 31, 2018.

Recurring Fair Value Measurements

The Company assesses its financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers between Level 1, Level 2 or Level 3 classified instruments during the nine months ended September 30, 2019.

The following tables present the Company’s assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at September 30, 2019 and December 31, 2018, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	September 30, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Mortgage loans held-for-sale	$—	$1,038,942	$—	$—	$353,601	$—
Mortgage-backed securities	—	10,482	—	—	1,000	—
Derivative assets, lending, net (1)	—	512	8,923	—	—	3,351
Mortgage servicing rights	—	—	40,827	—	—	64,728
Securitized mortgage collateral	—	—	2,783,256	—	—	3,157,071
Total assets at fair value	$—	$1,049,936	$2,833,006	$—	$354,601	$3,225,150
Liabilities
Securitized mortgage borrowings	$—	$—	$2,777,872	$—	$—	$3,148,215
Long-term debt	—	—	43,577	—	—	44,856
Derivative liabilities, lending, net (2)	—	—	—	—	683	—
Total liabilities at fair value	$—	$—	$2,821,449	$—	$683	$3,193,071

(1)

At September 30, 2019, derivative assets, lending, net included $8.9 million in IRLCs and $512 thousand in hedging instruments, respectively, and is included in other assets in the accompanying consolidated balance sheets. At December 31, 2018, derivative assets, lending, net included $3.4 million in IRLCs and is included in other assets in the accompanying consolidated balance sheets.

(2)	At December 31, 2018, derivative liabilities, lending, net are included in other liabilities in the accompanying consolidated balance sheets.

The following tables present reconciliations for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2019 and 2018:

	Level 3 Recurring Fair Value Measurements
	For the Three Months Ended September 30, 2019

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, June 30, 2019	$2,920,849	$(2,915,156)	$50,346	$8,449	$(43,910)
Total gains (losses) included in earnings:
Interest income (1)	1,751	—	—	—	—
Interest expense (1)	—	(6,748)	—	—	(115)
Change in fair value	6,934	(5,909)	(9,755)	474	304
Change in instrument specific credit risk	—	—	—	—	144	(2)
Total gains (losses) included in earnings	8,685	(12,657)	(9,755)	474	333
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	223	—	—
Settlements	(146,278)	149,941	13	—	—
Fair value, September 30, 2019	$2,783,256	$(2,777,872)	$40,827	$8,923	$(43,577)
Unrealized (losses) gains still held (3)	$(235,050)	$264,168	$40,827	$8,923	$18,423

(1)

Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $2.6 million for three months ended September 30, 2019. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)	Amount represents the change in instrument specific credit risk in other comprehensive earnings in the consolidated statements of operations and comprehensive earnings (loss).

(3)	Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at September 30, 2019.

	Level 3 Recurring Fair Value Measurements
	For the Three Months Ended September 30, 2018

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, June 30, 2018	$3,401,037	$(3,393,721)	$180,733	$4,538	$(45,787)
Total gains (losses) included in earnings:
Interest income (1)	7,097	—	—	—	—
Interest expense (1)	—	(13,487)	—	—	(191)
Change in fair value	59,727	(60,393)	(5,445)	(720)	(785)
Change in instrument specific credit risk	—	—	—	—	25	(2)
Total gains (losses) included in earnings	66,824	(73,880)	(5,445)	(720)	(951)
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	5,717	—	—
Settlements	(165,669)	171,359	—	—	—
Fair value, September 30, 2018	$3,302,192	$(3,296,242)	$181,005	$3,818	$(46,738)
Unrealized (losses) gains still held (3)	$(403,516)	$402,084	$181,005	$3,818	$15,262

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

The following tables present reconciliations for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended  September 30, 2019:

	Level 3 Recurring Fair Value Measurements
	For the Nine Months Ended September 30, 2019

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, December 31, 2018	$3,157,071	$(3,148,215)	$64,728	$3,351	$(44,856)
Total gains (losses) included in earnings:
Interest income (1)	11,957	—	—	—	—
Interest expense (1)	—	(30,499)	—	—	(338)
Change in fair value	68,576	(70,594)	(26,128)	5,572	958
Change in instrument specific credit risk	—	—	—	—	659	(2)
Total gains (losses) included in earnings	80,533	(101,093)	(26,128)	5,572	1,279
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	2,222	—	—
Settlements	(454,348)	471,436	5	—	—
Fair value, September 30, 2019	$2,783,256	$(2,777,872)	$40,827	$8,923	$(43,577)

(1)

Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $6.7 million for the nine months ended September 30, 2019. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive earnings (loss) is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)

Amount represents the change in instrument specific credit risk in other comprehensive earnings in the consolidated statements of operations and comprehensive earnings (loss) as required by the adoption of ASU 2016-01 on January 1, 2018.

	Level 3 Recurring Fair Value Measurements
	For the Nine Months Ended September 30, 2018

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term		Contingent
	collateral	borrowings	rights	net	debt		consideration
Fair value, December 31, 2017	$3,662,008	$(3,653,265)	$154,405	$4,357	$(44,982)		$(554)
Total gains (losses) included in earnings:
Interest income (1)	24,071	—	—	—	—		—
Interest expense (1)	—	(50,684)	—	—	(513)		—
Change in fair value	39,658	(42,848)	4,127	(539)	697		—
Change in instrument specific credit risk	—	—	—	—	(1,940)	(2)	—
Total gains (losses) included in earnings	63,729	(93,532)	4,127	(539)	(1,756)		—
Transfers in and/or out of Level 3	—	—	—	—	—		—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—		—
Issuances	—	—	22,473	—	—		—
Settlements	(423,545)	450,555	—	—	—		554
Fair value, September 30, 2018	$3,302,192	$(3,296,242)	$181,005	$3,818	$(46,738)		$—

(1)

Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $5.9 million for the nine months ended September 30, 2018.  The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive earnings (loss) is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)

Amount represents the change in instrument specific credit risk in other comprehensive earnings in the consolidated statements of operations and comprehensive earnings (loss) as required by the adoption of ASU 2016-01 on January 1, 2018.

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and nonrecurring basis at September 30, 2019:

	Estimated	Valuation	Unobservable	Range of	Weighted
Financial Instrument	Fair Value	Technique	Input	Inputs	Average
Assets and liabilities backed by real estate
Securitized mortgage collateral, and	$2,783,256	DCF	Prepayment rates	3.4 - 29.5%	7.0%
Securitized mortgage borrowings	(2,777,872)		Default rates	0.01 - 4.1%	1.6%
			Loss severities	4.4 - 99.9%	47.3%
			Discount rates	2.5 - 25.0%	3.6%
Other assets and liabilities
Mortgage servicing rights	$40,827	DCF	Discount rate	9.0 - 13.0%	9.2%
			Prepayment rates	8.0 - 86.6%	18.2%
Derivative assets - IRLCs, net	8,923	Market pricing	Pull-through rate	9.0 - 99.9%	79.5%
Long-term debt	(43,577)	DCF	Discount rate	9.0%	9.0%

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

The following tables present the changes in recurring fair value measurements included in net earnings (loss) for the three months ended September 30, 2019 and 2018:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings (Loss)
	For the Three Months Ended September 30, 2019
			Change in Fair Value of
	Interest	Interest	Net Trust	Long-term	Other Revenue	Gain on Sale
	Income (1)	Expense (1)	Assets	Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$1,751	$—	$6,934	$—	$—	$—	$8,685
Securitized mortgage borrowings	—	(6,748)	(5,909)	—	—	—	(12,657)
Long-term debt	—	(115)	—	304	—	—	189
Mortgage servicing rights (2)	—	—	—	—	(9,755)	—	(9,755)
Mortgage loans held-for-sale	—	—	—	—	—	9,275	9,275
Derivative assets — IRLCs	—	—	—	—	—	474	474
Derivative liabilities — Hedging Instruments	—	—	—	—	—	1,728	1,728
Total	$1,751	$(6,863)	$1,025	$304	$(9,755)	$11,477	$(2,061)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in (loss) gain on MSRs, net in the consolidated statements of operations and comprehensive earnings (loss).

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

The following tables present the changes in recurring fair value measurements included in net (loss) earnings for the nine months ended September 30, 2019 and 2018:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net (Loss) Earnings
	For the Nine Months Ended September 30, 2019
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Revenue	Gain on Sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$11,957	$—	$68,576		$—	$—	$—	$80,533
Securitized mortgage borrowings	—	(30,499)	(70,594)		—	—	—	(101,093)
Long-term debt	—	(338)	—		958	—	—	620
Mortgage servicing rights (2)	—	—	—		—	(26,128)	—	(26,128)
Mortgage loans held-for-sale	—	—	—		—	—	17,609	17,609
Derivative assets — IRLCs	—	—	—		—	—	5,572	5,572
Derivative liabilities — Hedging Instruments	—	—	—		—	—	1,196	1,196
Total	$11,957	$(30,837)	$(2,018)	(3)	$958	$(26,128)	$24,377	$(21,691)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in (loss) gain on MSRs, net in the consolidated statements of operations and comprehensive earnings (loss).
(3)	For the nine months ended September 30, 2019, change in the fair value of net trust assets, excluding REO was $2.0 million.

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

Mortgage servicing rights—The Company elected to carry its MSRs arising from its mortgage loan origination operation at estimated fair value. The fair value of MSRs is based upon market prices for similar instruments and a discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at September 30, 2019.

Mortgage loans held-for-sale—The Company elected to carry its mortgage loans held-for-sale originated or acquired at estimated fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage loans held-for-sale as a Level 2 measurement at September 30, 2019.

Mortgage-backed securities—The Company invested in mortgage-backed securities collateralized by NonQM loans originated by the Company and sold to third party investors.  Fair value is based on prices for other traded mortgage-backed securities with similar characteristics and bid information received from market participants. Given the market pricing for other traded mortgage-backed securities, active pricing is available for similar assets and accordingly, the Company classifies its mortgage-backed securities as a Level 2 measurement at September 30, 2019.

Securitized mortgage collateral—The Company elected to carry its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows with observable market participant assumptions, where available. The Company’s assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of September 30, 2019, securitized mortgage collateral had UPB of $3.0 billion, compared to an estimated fair value on the Company’s balance sheet of $2.8 billion. The aggregate UPB exceeded the fair value by $0.2 billion at September 30, 2019. As of September 30, 2019, the UPB of loans 90 days or more past due was $0.4 billion compared to an estimated fair value of $0.1 billion. The aggregate UPB of loans 90 days or more past due exceeded the fair value by $0.3 billion at September 30, 2019. Securitized mortgage collateral is considered a Level 3 measurement at September 30, 2019.

Securitized mortgage borrowings—The Company elected to carry its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include the Company’s judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of September 30, 2019, securitized mortgage borrowings had an outstanding principal balance of $3.0 billion, net of $2.2 billion in bond losses, compared to an estimated fair value of $2.8 billion. The aggregate outstanding principal balance exceeded the fair value by $0.2 billion at September 30, 2019. Securitized mortgage borrowings are considered a Level 3 measurement at September 30, 2019.

Long-term debt—The Company elected to carry its remaining long-term debt (consisting of junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company’s own credit risk, including previous settlements with trust preferred debt holders and discounted cash flow analysis. As of September 30, 2019, long-term debt had UPB of $62.0. million compared to an estimated fair value of $43.6 million. The aggregate UPB exceeded the fair value by $18.4 million at September 30, 2019. The long-term debt is considered a Level 3 measurement at September 30, 2019.

Derivative assets and liabilities, lending—The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. The derivatives include IRLCs with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. The derivatives also include hedging instruments (typically TBA MBS) used to hedge the fair value changes associated with changes in interest rates relating to its mortgage lending originations. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated Pull-through Rate. The anticipated Pull-through Rate is an unobservable input based on historical experience, which results in classification of IRLCs as a Level 3 measurement at September 30, 2019.

The fair value of the Hedging Instruments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, the Hedging Instruments are classified as a Level 2 measurement at September 30, 2019.

The following table includes information for the derivative assets and liabilities related to lending for the periods presented:

			Total Gains (Losses)		Total Gains (Losses)
	Notional Amount		For the Three Months Ended		For the Nine Months Ended
	September 30,	December 31,	September 30,		September 30,
	2019	2018	2019	2018	2019	2018
Derivative – IRLC's (1)	$502,522	$183,595	$474	$(720)	$5,572	$(539)
Derivative – TBA MBS (2)	616,893	88,018	(2,497)	759	(6,383)	10,034
Derivative – Forward delivery loan commitment	46,486	150,000	—	—	—	—

(1)	Amounts included in gain on sale of loans, net within the accompanying consolidated statements of operations and comprehensive earnings (loss).
(2)	Amounts included in gain on sale of loans, net and (loss) gain on mortgage servicing rights, net within the accompanying consolidated statements of operations and comprehensive earnings (loss).

Nonrecurring Fair Value Measurements

The Company is required to measure certain assets and liabilities at estimated fair value from time to time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10.

The following tables present financial and non-financial assets measured using nonrecurring fair value measurements at September 30, 2019 and 2018, respectively:

	Nonrecurring Fair Value Measurements			Total Losses (1)	Total Losses (1)
	September 30, 2019			For the Three Months Ended	For the Nine Months Ended
	Level 1	Level 2	Level 3	September 30, 2019	September 30, 2019
REO (2)	$—	$12,131	$—	$(2,749)	$(3,848)

(1)	Total losses reflect losses from all nonrecurring measurements during the period.
(2)

At September 30, 2019, $11.9 million of REO was within the securitized mortgage trust assets. Balance represents REO at September 30, 2019, which have been impaired subsequent to foreclosure. For the three and nine months ended September 30, 2019, the Company recorded $2.7 million and $3.8 million, respectively, losses related to changes in NRV of properties.  Losses represent impairment of the NRV attributable to an increase in state specific loss severities on properties held during the period which resulted in a decrease to NRV.

	Nonrecurring Fair Value Measurements			Total Losses (1)	Total Losses (1)
	September 30, 2018			For the Three Months Ended	For the Nine Months Ended
	Level 1	Level 2	Level 3	September 30, 2018	September 30, 2018
REO (2)	$—	$9,593	$—	$(649)	$(46)
Intangible assets	—	—	380	(4,897)	(18,347)
Goodwill	—	—	—	(29,925)	(104,587)

(1)	Total losses reflect losses from all nonrecurring measurements during the period.
(2)

Balance represents REO at September 30, 2018, which has been impaired subsequent to foreclosure. For the three and nine months ended September 30, 2018, the Company recorded $649 thousand and $46 thousand, respectively, in losses related to changes in NRV of properties.  Losses represent impairment of the NRV attributable to an increase in state specific loss severities on properties held during the period which resulted in a decrease to NRV.

Real estate owned—REO consists of residential real estate (within securitized mortgage trust assets) acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. REO balance representing REOs which have been impaired subsequent to foreclosure are subject to nonrecurring fair value measurement and are included in the nonrecurring fair value measurements tables. Fair values of REO are generally based on observable market inputs, and are considered Level 2 measurements at September 30, 2019.

Intangible assets— The methodology used to determine the fair value as well as measure potential impairment of trademarks includes assumptions with inherent uncertainty, including projected sales volumes and related projected revenues, long-term growth rates, royalty rates that a market participant might assume and judgments regarding the factors to develop an applied discount rate. The carrying value of intangible assets is at risk of impairment if future projected usage, revenues or long-term growth rates are lower than those currently projected, or if factors used in the development of a discount rate result in the application of a higher discount rate.  As the results of our testing indicated that the carrying values of certain of these assets would not be recoverable, we recorded intangible asset impairment of approximately $13.5 million during the quarter ended June 30, 2018. The intangible assets were considered Level 3 nonrecurring fair value measurements at June 30, 2018.    Subsequent to June 30, 2018, an additional $4.9 million of intangible asset impairment was recorded and as of December 31, 2018 and September 30, 2019, the Company had no intangible assets remaining.

Goodwill— For goodwill, the determination of fair value of a reporting unit involves, among other things, application of various approaches, which include developing forecasts of future cash flows with a number of assumptions including but not limited to, origination and margin projections, growth and terminal value projections, and judgements regarding the factors to develop discount rates and cost of capital. The Company reviews its goodwill for impairment at least annually as of December 31 or more frequently if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit that has goodwill is less than its carrying value. The Company compared the fair value of its net assets using three methodologies (two income approaches and one market approach), to the carrying value and determined that its goodwill was impaired.  As a result, the Company recorded an impairment charge of $74.7 million related to goodwill during the quarter ended June 30, 2018.  Goodwill was considered a Level 3 nonrecurring fair value measurement at September 30, 2018.   During the quarter ended September 30, 2018, an additional $29.9 million of goodwill impairment was recorded and as of December 31, 2018 and September 30, 2019, the Company had no goodwill remaining.

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

The Company recorded income tax benefit of $230 thousand and $62 thousand for the three and nine months ended September 30, 2019, respectively.  Tax benefit for the three and nine months ended September 30, 2019 is primarily the result of a benefit resulting from the intraperiod allocation rules that are applied when there is a pre-tax loss from continuing operations and pre-tax income from other comprehensive income partially offset by state taxes from states where the Company does not have net operating loss carryforwards or state minimum taxes.

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

At September 30, 2019, the Company had accumulated other comprehensive earnings of $24.4 million, which was net of tax of $11.2 million.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator for basic earnings (loss) per share:
Net earnings (loss)	$1,439	$(45,445)	$(7,300)	$(138,970)

Numerator for diluted earnings (loss) per share:
Net earnings (loss)	$1,439	$(45,445)	$(7,300)	$(138,970)
Interest expense attributable to convertible notes (1)	—	—	—	—
Net earnings (loss) plus interest expense attributable to convertible notes	$1,439	$(45,445)	$(7,300)	$(138,970)

Denominator for basic earnings (loss) per share (2):
Basic weighted average common shares outstanding during the period	21,195	21,071	21,179	20,996

Denominator for diluted earnings (loss) per share (2):
Basic weighted average common shares outstanding during the period	21,195	21,071	21,179	20,996
Net effect of dilutive convertible notes (1)	—	—	—	—
Net effect of dilutive stock options and DSU’s	64	—	—	—
Diluted weighted average common shares	21,259	21,071	21,179	20,996
Net earnings (loss) per common share:
Basic	$0.07	$(2.16)	$(0.34)	$(6.62)
Diluted	$0.07	$(2.16)	$(0.34)	$(6.62)

(1)

Adjustments to diluted earnings (loss) per share for the convertible notes for the three and nine months ended September 30, 2019 and 2018 were excluded from the calculation, as they were anti-dilutive.

(2)	Number of shares presented in thousands.

For the three months ended September 30, 2019, there were 1.2 million shares underlying Convertible Notes and 477 thousand stock options outstanding which were anti-dilutive.  For the nine months ended September 30, 2019, there were 1.2 million shares underlying Convertible Notes and 1.0 million stock options outstanding which were anti-dilutive. For the three and nine months ended September 30, 2018, there were 1.2 million shares underlying Convertible Notes and 1.2 million stock options outstanding which were anti-dilutive.

Note 11.—Segment Reporting

The Company has three primary reporting segments which include mortgage lending, real estate services and long-term mortgage portfolio. Unallocated corporate and other administrative costs are presented in Corporate and other.

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Three Months Ended September 30, 2019:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$31,073	$—	$—	$—	$31,073
Servicing fees, net	3,465	—	—	—	3,465
Loss on mortgage servicing rights, net	(9,755)	—	—	—	(9,755)
Real estate services fees, net	—	921	—	—	921
Other revenue	—	—	68	3	71
Other operating expense	(21,782)	(341)	(131)	(3,382)	(25,636)
Other income (expense)	1,445	—	73	(448)	1,070
Net earnings (loss) before income tax expense	$4,446	$580	$10	$(3,827)	1,209
Income tax benefit					(230)
Net earnings					$1,439

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Three Months Ended September 30, 2018:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$13,673	$—	$—	$—	$13,673
Servicing fees, net	10,124	—	—	—	10,124
Loss on mortgage servicing rights, net	(5,192)	—	—	—	(5,192)
Real estate services fees, net	—	711	—	—	711
Other revenue	—	—	195	(124)	71
Intangible asset impairment	(4,897)	—	—	—	(4,897)
Goodwill impairment	(29,925)	—	—	—	(29,925)
Other operating expense	(21,452)	(372)	(146)	(6,339)	(28,309)
Other income (expense)	133	—	(1,363)	(459)	(1,689)
Net (loss) earnings before income tax expense	$(37,536)	$339	$(1,314)	$(6,922)	$(45,433)
Income tax expense					12
Net loss					$(45,445)

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Nine Months Ended September 30, 2019:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$72,759	$—	$—	$—	$72,759
Servicing fees, net	9,970	—	—	—	9,970
Loss on mortgage servicing rights, net	(25,264)	—	—	—	(25,264)
Real estate services fees, net	—	2,534	—	—	2,534
Other revenue	36	—	166	56	258
Other operating expense	(56,738)	(1,073)	(381)	(11,348)	(69,540)
Other income (expense)	4,765	—	(1,487)	(1,357)	1,921
Net earnings (loss) before income tax expense	$5,528	$1,461	$(1,702)	$(12,649)	(7,362)
Income tax benefit					(62)
Net loss					$(7,300)

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Nine Months Ended September 30, 2018:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$53,896	$—	$—	$—	$53,896
Servicing fees, net	29,445	—	—	—	29,445
Gain on mortgage servicing rights, net	2,682	—	—	—	2,682
Real estate services fees, net	—	3,134	—	—	3,134
Other revenue	—	—	381	(103)	278
Intangible asset impairment	(18,347)	—	—	—	(18,347)
Goodwill impairment	(104,587)	—	—	—	(104,587)
Other operating expense	(81,985)	(1,601)	(322)	(16,673)	(100,581)
Other income (expense)	771	—	10	(1,343)	(562)
Net (loss) earnings before income tax expense	$(118,125)	$1,533	$69	$(18,119)	$(134,642)
Income tax expense					4,328
Net loss					$(138,970)

	Mortgage	Real Estate	Long-term	Corporate
Balance Sheet Items as of:	Lending	Services	Portfolio	and other	Consolidated
Total Assets at September 30, 2019 (1)	$1,156,897	$4	$2,795,182	$23,929	$3,976,012
Total Assets at December 31, 2018 (1)	$475,734	$126	$3,165,669	$6,414	$3,647,943

(1)	All segment asset balances exclude intercompany balances.

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

The legal matter updates summarized below are ongoing and may have an effect on the Company’s business and future financial condition and results of operations:

On December 7, 2011, a purported class action was filed in the Circuit Court of Baltimore City entitled Timm, v. Impac Mortgage Holdings, Inc., et al. alleging on behalf of holders of the Company’s 9.375% Series B Cumulative Redeemable Preferred Stock (Preferred B) and 9.125% Series C Cumulative Redeemable Preferred Stock (Preferred C) who did not tender their stock in connection with the Company’s 2009 completion of its Offer to Purchase and Consent Solicitation that the Company failed to achieve the required consent of the Preferred B and C holders, the consents to amend the Preferred stock were not effective because they were given on unissued stock (after redemption), the Company tied the tender offer with a consent requirement that constituted an improper “vote buying” scheme, and that the tender offer was a breach of a fiduciary duty. The action seeks the payment of two quarterly dividends for the Preferred B and C holders, the unwinding of the consents and reinstatement of the cumulative dividend on the Preferred B and C stock, and the election of two directors by the Preferred B and C holders. The action also seeks punitive damages and legal expenses. On July 16, 2018, the Court entered a Judgement Order whereby it (1) declared and entered judgment in favor of all defendants on all claims related to the Preferred C holders and all claims against all individual defendants thereby affirming the validity of the 2009 amendments to the Series B Articles Supplementary; (2) declared its interpretation of the voting provision language in the Preferred B Articles Supplementary to mean that consent of two-thirds of the Preferred B stockholders was required to approve the 2009 amendments to the Preferred B Articles Supplementary, which consent was not obtained, thus rendering the amendments invalid and leaving the 2004 Preferred B Articles Supplementary in effect; (3) ordered the Company to hold a special election within sixty days for the Preferred B stockholders to elect two directors to the Board of Directors pursuant to the 2004 Preferred B Articles Supplementary (which Directors will remain on the Company’s Board of Directors until such time as all accumulated dividends on the Preferred B have been paid or set aside for payment) and, (4) declared that the Company is required to pay three quarters of dividends on the Preferred B stock under the 2004 Articles Supplementary (approximately, $1.2 million, but did not order the Company to make any payment at this time). The Court declined to certify any class pending the outcome of appeals and certified its Judgment Order for immediate appeal.  On October 2, 2019, the appellate court held oral argument for all appeals in the matter.

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

Repurchase Reserve

When the Company sells mortgage loans, it makes customary representations and warranties to the purchasers about various characteristics of each loan such as the origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law. The Company’s whole loan sale agreements generally require it to repurchase loans if the Company breached a representation or warranty given to the loan purchaser as well as refunds of premiums to investors for early payoffs on loans sold.

The following table summarizes the repurchase reserve activity, within other liabilities on the consolidated balance sheets, related to previously sold loans for the nine months ended September 30, 2019 and year ended December 31, 2018:

	September 30,	December 31,
	2019	2018
Beginning balance	$7,657	$6,020
Provision for repurchases	3,618	5,074
Settlements	(2,276)	(3,437)
Total repurchase reserve	$8,999	$7,657

Commitments to Extend Credit

The Company enters into IRLCs with prospective borrowers whereby the Company commits to lend a certain loan amount under specific terms and interest rates to the borrower. These loan commitments are treated as derivatives and are carried at fair value. See Note 8. — Fair Value of Financial Instruments for more information.

Note 13.—Equity and Share Based Payments

Redeemable Preferred Stock

At September 30, 2019, the Company had outstanding $67.4 million liquidation preference of Series B and Series C Preferred Stock. The holders of each series of Preferred Stock, which are non‑voting and redeemable at the option of the Company, retain the right to a $25.00 per share liquidation preference in the event of a liquidation of the Company and the right to receive dividends on the Preferred Stock if any such dividends are declared.

As previously disclosed within Note 11.—Redeemable Preferred Stock, of the 2018 Form 10-K, all rights of the Preferred B holders under the 2004 Articles were deemed reinstated. Subject to an appeal, the Company has cumulative undeclared dividends in arrears of approximately $15.6 million, or approximately $23.44 per outstanding share of Preferred B, increasing the liquidation value to approximately $48.44 per share. Additionally, every quarter the cumulative undeclared dividends in arrears will increase by $0.5859 per share, or approximately $390 thousand.  The liquidation preference, inclusive of the cumulative undeclared dividends in arrears, is only payable upon voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs.

Share Based Payments

The following table summarizes activity, pricing and other information for the Company’s stock options for the nine months ended September 30, 2019:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at December 31, 2018	1,001,469	$13.16
Options granted	592,500	3.66
Options exercised	(103,351)	3.34
Options forfeited/cancelled	(457,448)	12.99
Options outstanding at September 30, 2019	1,033,170	8.78
Options exercisable at September 30, 2019	435,967	$14.52

As of September 30, 2019, there was approximately $1.0 million of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 2.1 years.

The following table summarizes activity, pricing and other information for the Company’s restricted stock units (RSU’s) for the nine months ended September 30, 2019:

Weighted-
Average
	Number of	Grant Date
	Shares	Fair Value
RSU's outstanding at December 31, 2018	—	$—
RSU’s granted	75,000	3.75
RSU’s issued	—	—
RSU’s forfeited/cancelled	—	—
RSU’s outstanding at September 30, 2019	75,000	$3.75

As of September 30, 2019, there was approximately $226 thousand of total unrecognized compensation cost related to the RSU compensation arrangements granted under the plan. That cost is expected to be recognized over the remaining weighted average period of 2.4 years.

The following table summarizes activity, pricing and other information for the Company’s deferred stock units (DSU’s) for the nine months ended September 30, 2019:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
DSU's outstanding at December 31, 2018	24,500	$10.11
DSU’s granted	30,000	3.75
DSU’s issued	—	—
DSU’s forfeited/cancelled	—	—
DSU’s outstanding at September 30, 2019	54,500	$6.61

As of September 30, 2019, there was approximately $111 thousand of total unrecognized compensation cost related to the DSU compensation arrangements granted under the plan. That cost is expected to be recognized over the remaining weighted average period of 2.1 years.

The following table summarizes activity, pricing and other information for the Company’s restricted stock awards (RSA’s) for the nine months ended September 30, 2019:

Weighted-
Average
	Number of	Grant Date
	Shares	Fair Value
RSA's outstanding at December 31, 2018	—	$—
RSA’s granted	35,069	3.57
RSA’s issued	—	—
RSA’s forfeited/cancelled	—	—
RSA’s outstanding at September 30, 2019	35,069	$3.57

As of September 30, 2019, there was no unrecognized compensation cost related to the RSA compensation arrangements granted under the plan as the amounts were accrued as part of an executive stay bonus in accordance with the executive’s employment agreement.

Note 14.—Subsequent Events

On October 23, 2019, the Company adopted a Tax Benefits Preservation Rights Agreement (Rights Plan) to help preserve the value of certain deferred tax benefits, including those generated by net operating losses (collectively, Tax Benefits). In general, the Company may “carry forward” net operating losses in certain circumstances to offset current and future taxable income, which will reduce federal and state income tax liability, subject to certain requirements and restrictions. The Company’s ability to use these Tax Benefits would be substantially limited and impaired if it were to experience an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended (the Code) and the Treasury Regulations promulgated thereunder. Generally, the Company will experience an “ownership change” if the percentage of the shares of Common Stock owned by one or more “five-percent shareholders” increases by more than 50 percentage points over the lowest percentage of shares of Common Stock owned by such stockholder at any time during the prior three year on a rolling basis. As such, the Rights Plan has a 4.99% “trigger” threshold that is intended to act as a deterrent to any person or entity seeking to acquire 4.99% or more of the outstanding Common Stock without the prior approval of the Board. The Rights Plan also has certain ancillary anti takeover effects. The rights accompany each share of common stock of the Company and are evidenced by ownership of common stock. The rights are not exercisable except upon the occurrence of certain change of control events. Once triggered, the rights would entitle the stockholders, other than a person qualifying as an “Acquiring Person” pursuant to the rights plan, to certain “flip in”, “flip over” and exchange rights. The rights issued under the Rights Plan may be redeemed by the board of directors at a nominal redemption price of $0.001 per right, and the board of directors may amend the rights in any respect until the rights are triggered.   The Rights Plan will expire at the Company’s 2020 annual meeting of stockholders if the stockholders do not approve the Rights Plan.  Otherwise, the Rights Plan will generally expire on the three-year anniversary of its adoption.

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

Discussion and Analysis of Financial Condition and Results of Operations that is the most relevant to our financial information.

Selected Financial Results

	For the Three Months Ended			For the Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
Revenues:
Gain on sale of loans, net	$31,073	$29,472	$13,673	$72,759	$53,896
Servicing fees, net	3,465	3,536	10,124	9,970	29,445
(Loss) gain on mortgage servicing rights, net	(9,755)	(9,887)	(5,192)	(25,264)	2,682
Real estate services fees, net	921	807	711	2,534	3,134
Other	71	187	71	258	278
Total revenues	25,775	24,115	19,387	60,257	89,435
Expenses:
Personnel expense	18,725	14,339	16,061	47,186	50,481
Business promotion	1,292	2,013	4,351	6,228	23,082
General, administrative and other	5,619	5,281	7,897	16,126	27,018
Intangible asset impairment	—	—	4,897	—	18,347
Goodwill impairment	—	—	29,925	—	104,587
Total expenses	25,636	21,633	63,131	69,540	223,515
Operating income (loss):	139	2,482	(43,744)	(9,283)	(134,080)
Other income (expense):
Net interest income	2,490	2,543	411	6,829	1,977
Change in fair value of long-term debt	304	388	(785)	958	697
Change in fair value of net trust assets	(1,724)	(1,459)	(1,315)	(5,866)	(3,236)
Total other income (expense)	1,070	1,472	(1,689)	1,921	(562)
Earnings (loss) before income taxes	1,209	3,954	(45,433)	(7,362)	(134,642)
Income tax (benefit) expense	(230)	81	12	(62)	4,328
Net earnings (loss)	$1,439	$3,873	$(45,445)	$(7,300)	$(138,970)
Other comprehensive earnings (loss):
Change in fair value of mortgage-backed securities	107	(7)	—	120	—
Change in fair value of instrument specific credit risk	72	267	25	436	(1,940)
Total comprehensive earnings (loss)	$1,618	$4,133	$(45,420)	$(6,744)	$(140,910)

Diluted weighted average common shares	21,259	21,189	21,071	21,179	20,996
Diluted earnings (loss) per share	$0.07	$0.18	$(2.16)	$(0.34)	$(6.62)

Status of Operations

Summary Highlights

•

During the third quarter of 2019, total originations increased 99% to $1.6 billion as compared to $821.4 million in the second quarter of 2019 and increased 92% as compared to $853.2 million in the third quarter of 2018.

•	NonQM mortgage origination volumes were $257.4 million in the third quarter of 2019 compared to $315.1 million in the second quarter of 2019 and $349.2 million in the third quarter of 2018.
•	Mortgage servicing portfolio decreased to $5.4 billion at September 30, 2019 as compared to $6.2 billion at December 31, 2018 and $16.8 billion at September 30, 2018.
•	Mortgage servicing rights (MSRs) decreased to $40.8 million at September 30, 2019 as compared to $50.4 million at June 30, 2019 and $64.7 million at December 31, 2018.

•

Net earnings were $1.4 million for the three months ended September 30, 2019 as compared to net earnings of $3.9 million for the three months ended June 30, 2019 and net losses of $45.4 million for the three months ended September 30, 2018.

•

Gain on sale of loans increased to $31.1 million for the three months ended September 30, 2019 as compared to $29.5 million for the three months ended June 30, 2019 and $13.7 million for the three months ended September 30, 2018.

•

Servicing fees, net were flat at  $3.5 million for the three months ended September 30, 2019 as compared to $3.5 million for the three months ended June 30, 2019 and decreased from $10.1 million for the three months ended September 30, 2018.

•

Operating expenses (personnel, business promotion and general, administrative and other) for the three months ended September 30, 2019 increased to $25.6 million from $21.6 million for the quarter ended June 30, 2019 but decreased from $28.3 million for the quarter ended September 30, 2018.

For the third quarter of 2019, we reported net earnings of $1.4 million, or $0.07 per diluted common share, as compared to net loss of $45.4 million, or $2.16 per diluted common share, for the third quarter of 2018.  For the third quarter of 2019, core earnings before tax (as defined below) were $7.9 million, or $0.37 per diluted common share, as compared to core loss before tax of $6.8 million, or $0.32 per diluted common share, for the third quarter of 2018.

For the nine months ended September 30, 2019, we reported net loss of $7.3 million, or $0.34 per diluted common share, as compared to net loss of $139 million, or $6.62 per diluted common share, for the nine months ended September 30, 2018.  For the nine months ended September 30, 2019, core earnings before tax (as defined below) were $14.0 million, or $0.66 per diluted common share, as compared to core loss before tax of $28.2 million, or $1.34 per diluted common share, for the nine months ended September 30, 2018.

Net earnings (loss) for the third quarter of 2019 increased from the three months ended September 30, 2018 as a result of an increase in gain on sale of loans, net as well as a decrease in operating expenses and intangible asset and goodwill impairment charges partially offset by a mark-to-market decrease in fair value of our MSRs.  The increase in gain on sale of loans during the third quarter of 2019 was due to origination volumes increasing to $1.6 billion, with margins of approximately 190 bps as compared to $0.9 billion in originations in the third quarter of 2018, with margins of approximately 160 bps.  The increase in margins was a result of the significant drop in mortgage interest rates during the third quarter of 2019 which led to wider gain on sale margins.  The primary driver of margin expansion was an increase in our consumer direct originations, which increased to 85% of total originations during the three months ended September 30, 2019 as compared 51% of total originations during the same period in 2018. During the third quarter of 2019, operating expenses (personnel, business promotion and general, administrative and other) decreased to $25.6 million from $28.3 million (excluding impairment) for the quarter ended September 30, 2018.  Additionally, the Company recorded intangible asset and goodwill impairment charges of $4.9 million and $29.9 million in the third quarter of 2018 while no impairment charges were recorded in the third quarter of 2019.

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

	For the Three Months Ended			For the Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(in thousands, except per share data)	2019	2019	2018	2019	2018
Net earnings (loss) before tax:	$1,209	$3,954	$(45,433)	$(7,362)	$(134,642)

Change in fair value of mortgage servicing rights	5,264	6,920	(841)	15,853	(24,621)
Change in fair value of long-term debt	(304)	(388)	785	(958)	(697)
Change in fair value of net trust assets, including trust REO gains	1,724	1,459	1,315	5,866	3,236
Legal settlements and professional fees, for legacy matters	—	—	1,420	50	3,775
Severance	—	—	1,091	539	1,832
Intangible asset impairment	—	—	4,897	—	18,347
Goodwill impairment	—	—	29,925	—	104,587
Core earnings (loss) before tax	$7,893	$11,945	$(6,841)	$13,988	$(28,183)

Diluted weighted average common shares	21,259	21,189	21,071	21,179	20,996
Diluted core earnings (loss) per share before tax	$0.37	$0.56	$(0.32)	$0.66	$(1.34)

Diluted earnings (loss) per share	$0.07	$0.18	$(2.16)	$(0.34)	$(6.62)
Adjustments:
Income tax (benefit) expense	(0.01)	—	—	—	0.21
Change in fair value of mortgage servicing rights	0.24	0.33	(0.03)	0.75	(1.17)
Change in fair value of long-term debt	(0.01)	(0.02)	0.04	(0.05)	(0.03)
Change in fair value of net trust assets, including trust REO gains	0.08	0.07	0.06	0.27	0.15
Legal settlements and professional fees, for legacy matters	—	—	0.07	—	0.18
Severance	—	—	0.05	0.03	0.09
Intangible asset impairment	—	—	0.23	—	0.87
Goodwill impairment	—	—	1.42	—	4.98
Diluted core earnings (loss) per share before tax	$0.37	$0.56	$(0.32)	$0.66	$(1.34)

Originations by Channel:

	For the Three Months Ended
	September 30,	June 30,	%	September 30,	%
(in millions)	2019	2019	Change	2018	Change
Retail	$1,386.1	$566.5	145%	$432.7	220%
Correspondent	57.9	52.9	9	200.6	(71)
Wholesale	192.3	202.0	(5)	219.9	(13)
Total originations	$1,636.3	$821.4	99%	$853.2	92%

During the third quarter of 2019, total originations increased 99% to $1.6 billion as compared to $821.4 million in the second quarter of 2019 and increased 92% as compared to $853.2 million in the third quarter of 2018.  The increase in originations from the second quarter of 2019 and third quarter of 2018 was the result of the continued drop in mortgage interest rates during the third quarter of 2019.

Our loan products primarily include NonQM mortgages, conventional loans eligible for sale to Fannie Mae and Freddie Mac, loans eligible for government insurance (government loans) by the Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).

Originations by Loan Type:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2019	2018	% Change	2019	2018	% Change
NonQM	$257.4	$349.2	(26)%	$915.8	903.5	1%
Conventional	1,328.0	267.5	396	1,990.1	1,090.0	83
Government (1)	50.9	236.5	(78)	133.3	1,214.0	(89)
Total originations	$1,636.3	$853.2	92%	$3,039.2	$3,207.5	(5)%

(1)	Includes all government-insured loans including FHA, VA and USDA.

We continue to direct our efforts on repositioning the Company by focusing on our core NonQM lending business. With the recent decline in interest rates in the second and third quarters of 2019, our NonQM production has slipped to just 16% of production for the three months ended September 30, 2019, as compared to 38% and 41% for the three months ended June 30, 2019 and September 30, 2018.  Despite this recent dip in NonQM production, we continue to build upon the momentum we have established in the higher margin alternative credit product segment of the market and have recently dedicated more resources to focus on the growth of this product in a low rate environment.

During the third quarter of 2019, the origination volume of NonQM loans decreased to $257.4 million as compared to $315.1 million in the second quarter of 2019 and decreased from $349.2 million in the third quarter of 2018.   In the third quarter of 2019, the retail channel accounted for 15% of NonQM originations while the wholesale and correspondent channels accounted for 85% of NonQM production. In the second quarter of 2019, the retail channel accounted for 24% of NonQM originations while the wholesale and correspondent channels accounted for 76% of NonQM production as compared 29% and 71%, respectively, in the third quarter of 2018. The NonQM loans originated since 2016 have all been sold on a servicing released basis.

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

We invested in the capital structure of two securitizations in 2018 and an additional two during the first nine months of 2019, which were 100% backed by Impac NonQM collateral and the senior tranches received AAA ratings. During the fourth quarter of 2018 and through the first nine months of 2019, we expanded our investor relationships for NonQM which provides us with additional exit strategies for these nonconforming loans.  We view these developments as the next step in the evolution and maturity of the NonQM market, and further evidence of the acceptance of the Company’s NonQM product within both the primary and secondary markets, reflective of the quality, consistency and performance of our loans.

In the third quarter of 2019, our NonQM origination volume was $257.4 million with an average FICO of 728 and a weighted average LTV of 71% as compared to NonQM origination volume of $315.1 million with an average FICO of 732 and a weighted average LTV of 70% for the quarter ended June 30, 2019 and NonQM origination volume of $349.2 million with an average FICO of 724 and a weighted average LTV of 68% for the quarter ended September 30, 2018.

Originations by Purpose:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(in millions)	2019	%	2018	%	2019	%	2018	%
Refinance	$1,452.9	89%	$548.6	64%	$2,488.6	82%	$2,087.0	65%
Purchase	183.4	11	304.6	36	550.6	18	1,120.5	35
Total originations	$1,636.3	100%	$853.2	100%	$3,039.2	100%	$3,207.5	100%

During the third quarter of 2019, refinance volume increased approximately 165% to $1.5 billion as compared to $548.6 million in the third quarter of 2018 as a result of the continued drop in mortgage interest rates during the third quarter of 2019.  Our purchase money transactions declined 40% to $183.4 million during the third quarter of 2019, as compared to $304.6 million in the third quarter of 2018.  The reduction in purchase money transactions stems from the combination of the aforementioned drop in interest rates during 2019 as well as increasing home prices in California which have contributed to a decline in home sales.

Mortgage Servicing Portfolio:

	September 30,	December 31,	%
(Unpaid principal balance (UPB), in millions)	2019	2018	Change
Mortgage servicing portfolio	$5,374.0	$6,218.1	(13.6)%

The mortgage servicing portfolio decreased slightly to $5.4 billion at September 30, 2019 as compared to $6.2 billion at December 31, 2018 and $16.8 billion at September 30, 2018.  The decrease was due to a shift in strategy during the second half of 2018 to direct our efforts on repositioning the Company by focusing on our core NonQM lending business and strengthen our liquidity position. During the fourth quarter of 2018, we sold approximately $10.5 billion UPB of MSRs.  During the three and nine months ended September 30, 2019, we continued to selectively retain mortgage servicing as well as increase whole loan sales on a servicing released basis to investors.  The servicing portfolio generated net servicing fees of $3.5 million in the third quarter of 2019, a 65% decrease over the net servicing fees of $10.1 million in the third quarter of 2018 as a result of the aforementioned mortgage servicing sales in 2018.  Delinquencies within the servicing portfolio have remained low at 0.38% for 60+ days delinquent as of September 30, 2019 as compared to 0.25% at December 31, 2018.

The following table includes information about our mortgage servicing portfolio:

	At September 30,	% 60+ days	At December 31,	% 60+ days
(in millions)	2019	delinquent (1)	2018	delinquent (1)
Fannie Mae	$2.5	0.00%	$—	0.00%
Freddie Mac	5,265.4	0.36	6,165.1	0.25
Ginnie Mae	106.1	1.57	51.2	0.53
Other	—	0.00	1.8	0.00
Total servicing portfolio	$5,374.0	0.38%	$6,218.1	0.25%

(1)	Based on loan count.

For the third quarter of 2019, real estate services fees were $921 million as compared to $807 thousand in the second quarter of 2019 and $711 thousand in the third quarter of 2018.  Most of our real estate services business is generated from our long-term mortgage portfolio, and as the long‑term mortgage portfolio continues to decline, we expect real estate services and the related revenues to decline.

In our long-term mortgage portfolio, the residual interests generated cash flows of $247 thousand in the third quarter of 2019 as compared to $274 thousand in the second quarter of 2019 and $786 thousand in the third quarter of 2018.  The estimated fair value of the net residual interests increased $608 thousand in the third quarter of 2019 to $17.2 million at September 30, 2019, as a result of a decrease in forward LIBOR partially offset by an increase in loss assumptions for certain trusts as well as residual cash flows received.

For additional information regarding the long-term mortgage portfolio refer to Financial Condition and Results of Operations below.

Liquidity and Capital Resources

During the nine months ended  September 30, 2019, we funded our operations primarily from mortgage lending revenues and, to a lesser extent, real estate services fees and cash flows from our residual interests in securitizations.  Mortgage lending revenues include gains on sale of loans, net, servicing fees, net, proceeds from the sale of mortgage servicing rights and other mortgage related income.  We funded mortgage loan originations using warehouse facilities, which are repaid once the loan is sold.  We may continue to manage our capital through the financing or sale of mortgage servicing rights.  We may also seek to raise capital by issuing debt or equity.

In February 2018, IMC (Borrower), amended the Line of Credit Promissory Note (FHLMC and GNMA Financing) originally entered into in August 2017, increasing the maximum borrowing capacity of the revolving line of credit to $50.0 million and extending the term to January 31, 2019.  In May 2018, the Line of Credit was further amended increasing the maximum borrowing capacity of the revolving line of credit to $60.0 million, increasing the borrowing capacity up to 60% of the fair market value of the pledged mortgage servicing rights and reducing the interest rate per annum to one-month LIBOR plus 3.0%.  As part of the May 2018 amendment, the obligations under the Line of Credit are secured by FHLMC and GNMA pledged mortgage servicing rights (subject to an acknowledge agreement) and is guaranteed by Integrated Real Estate Services, Corp.  In April 2019, the maturity of the line was extended until January 31, 2020.  At September 30, 2019, there were no outstanding borrowings under the FHLMC and GNMA Financing and we had approximately $24.0 million of available financing based on the fair market value of the mortgage servicing rights that we own.

In May 2015, we issued $25.0 million Convertible Promissory Notes (Convertible Notes). The Convertible Notes mature on or before May 9, 2020 and accrue interest at a rate of 7.5% per annum, paid quarterly. We are currently evaluating various options as to the appropriate settlement of the Convertible Notes.

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

It is important for us to sell or securitize the loans we originate and, when doing so, maintain the option to also sell the related MSRs associated with these loans.  Some investors have raised concerns about the high prepayment speeds of our loans generated through our retail direct channel and this has resulted and could further result in adverse pricing or delays in our ability to sell or securitize loans and related MSRs on a timely and profitable basis.  During the fourth quarter of 2017, Fannie Mae sufficiently limited the manner and volume for our deliveries of eligible loans such that we elected to cease deliveries to them and we expanded our whole loan investor base for these loans.  During 2018 and through the first nine months of 2019, we completed servicing released loan sales to whole loan investors and expect to continue to utilize these alternative exit strategies for Fannie Mae eligible loans.  We continue to take steps to manage our prepayment speeds to be more consistent with our industry comparables and to reestablish the full confidence and delivery mechanisms to our investor base. We remain an approved Seller and Servicer with Fannie Mae and Freddie Mac.

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

Financial Condition and Results of Operations

Financial Condition

As of September 30, 2019 compared to December 31, 2018

The following table shows the condensed consolidated balance sheets for the following periods:

	September 30,	December 31,	Increase	%
	2019	2018	(Decrease)	Change
ASSETS
Cash	$24,115	$23,200	$915	4%
Restricted cash	13,057	6,989	6,068	87
Mortgage loans held-for-sale	1,038,942	353,601	685,341	194
Mortgage servicing rights	40,827	64,728	(23,901)	(37)
Securitized mortgage trust assets	2,795,117	3,165,590	(370,473)	(12)
Other assets	63,954	33,835	30,119	89
Total assets	$3,976,012	$3,647,943	$328,069	9%
LIABILITIES & EQUITY
Warehouse borrowings	$971,595	$284,137	$687,458	242%
Convertible notes	24,993	24,985	8	0
Long-term debt (Par value; $62,000)	43,577	44,856	(1,279)	(3)
Securitized mortgage trust liabilities	2,777,872	3,148,215	(370,343)	(12)
Repurchase reserve	8,999	7,657	1,342	18
Other liabilities	44,681	27,918	16,763	60
Total liabilities	3,871,717	3,537,768	333,949	9
Total equity	104,295	110,175	(5,880)	(5)
Total liabilities and stockholders’ equity	$3,976,012	$3,647,943	$328,069	9%

Book value per share	$4.91	$5.22	$(0.31)	(6)%
Tangible Book value per share	$4.91	$5.22	$(0.31)	(6)%

At September 30, 2019, cash increased $0.9 million to $24.1 million from $23.2 million at December 31, 2018.  Cash balances increased primarily due an $2.1 million decrease in warehouse haircuts (difference between loan balance funded and amount advanced by warehouse lender). Offsetting the increase in cash was the payment of operating expenses and pay down of higher cost warehouse borrowings.

LHFS increased $685.3 million to $1.0 billion at September 30, 2019 as compared to $353.6 million at December 31, 2018.  The increase was due to $3.0 billion in originations during the nine months ended  September 30, 2019 partially offset by $2.4 billion in loan sales. As a normal course of our origination and sales cycle, loans held-for-sale at the end of any period are generally sold within one or two subsequent months.

MSRs decreased $23.9 million to $40.8 million at September 30, 2019 as compared to $64.7 million at December 31, 2018. The decrease was due to mark-to-market decreases in fair value of $26.1 million partially offset by additions of $2.2 million from servicing retained loan sales of $264.3 million in UPB.  At September 30, 2019 and December 31, 2018, we serviced $5.4 billion and $6.2 billion, respectively in UPB for others.

In January 2019, we adopted ASU No. 2016-02, Leases, which requires the majority of leases to be recognized on the balance sheet. We adopted ASU No. 2016-02 using the modified retrospective transition approach and elected the practical expedients transition option to recognize the adjustment in the period of adoption rather than in the earliest period presented.  As a result, adoption of the new guidance resulted in the initial recognition of right of use (ROU) assets of $19.7 million (net of the reversal of $3.8 million deferred rent liability) and lease liabilities of $23.4 million in the consolidated balance sheet within other assets and liabilities, respectively.

Warehouse borrowings increased $687.5 million to $971.6 million at September 30, 2019 as compared to $284.1 million at December 31, 2018. The increase was due to a $685.3 million increase in LHFS at September 30, 2019. Our total borrowing capacity increased to $1.5 billion at September 30, 2019 as compared to $900 million at December 31, 2018.

We have separate agreements with two lenders providing for MSR financing facilities of up to $60.0 million and $40.0 million.  The $40.0 million facility converted into a term loan with no balance in February 2019.  At September 30, 2019, there were no outstanding borrowings under this facility and is not available for borrowing against.  The $60.0 million facility allows us to borrow up to 60% of the fair market value of Freddie Mac and Ginnie Mae (subject to an acknowledgment agreement) pledged mortgage servicing rights. At September 30, 2019, there were no outstanding borrowings under this facility and we had approximately $24.0 million of available financing based on the fair market value of the mortgage servicing rights that we own.

Repurchase reserve increased $1.3 million to $9.0 million at September 30, 2019 as compared to $7.7 million at December 31, 2018.  The increase was due to a $3.6 million provision for repurchases as a result of an increase in expected future losses, partially offset by $2.3 million in settlements primarily related to repurchased loans as well as refunds of premiums to investors for early payoffs on loans sold.

The changes in total assets and liabilities, at fair market value, are primarily attributable to decreases in our trust assets and trust liabilities as summarized below.

	September 30,	December 31,	Increase	%
	2019	2018	(Decrease)	Change
Securitized mortgage collateral	$2,783,256	$3,157,071	$(373,815)	(12)%
Other trust assets	11,861	8,519	3,342	39
Total trust assets	2,795,117	3,165,590	(370,473)	(12)

Securitized mortgage borrowings	$2,777,872	$3,148,215	$(370,343)	(12)%
Total trust liabilities	2,777,872	3,148,215	(370,343)	(12)
Residual interests in securitizations	$17,245	$17,375	$(130)	(1)%

We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining specified overcollateralization levels and other specified parameters (such as maximum delinquency and cumulative default) within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of total trust assets and total trust liabilities, was $17.2 million at September 30, 2019 as compared to $17.4 million at December 31, 2018.

We update our collateral assumptions quarterly based on recent delinquency, default, prepayment and loss experience. Additionally, we update the forward interest rates and investor yield (discount rate) assumptions based on information derived from market participants. During the nine months ended September 30, 2019, actual losses were slightly elevated as compared to forecasted losses for the majority of trusts, including those with residual value.  Principal payments and liquidations of securitized mortgage collateral and securitized mortgage borrowings also contributed to the reduction in trust assets and liabilities.  The decrease in residual fair value at September 30, 2019 was the result of an increase in loss assumptions for certain trusts as well as residual cash flows received during the nine months ended September 30 2019, partially offset by the decrease in forward LIBOR during the second and third quarters of 2019.

•

The estimated fair value of securitized mortgage collateral decreased $373.8 million during the nine months ended September 30, 2019, primarily due to reductions in principal from borrower payments and transfers of loans to Real Estate Owned (REO) for single-family and multi-family collateral. Additionally, other trust assets increased $3.3 million during the nine months ended September 30, 2019, primarily due to an increase in REO from foreclosures of $21.4 million.  Partially offsetting the increase was a decrease of $14.2 million in REO from liquidations for the nine months ended September 30, 2019 and a $3.8 million decrease in the net realizable value (NRV) of REO.

•

The estimated fair value of securitized mortgage borrowings decreased $370.3 million during the nine months ended September 30, 2019, primarily due to reductions in principal balances from principal payments during the period for single-family and multi-family collateral partially offset by an increase in loss assumptions.

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

The following table presents changes in the trust assets and trust liabilities for the nine months ended September 30, 2019:

				TRUST LIABILITIES
	Level 3 Recurring Fair
	Value Measurement			Level 3 Recurring Fair
		NRV (1)		Value Measurement
	Securitized	Real		Securitized	Net
	mortgage	estate	Total trust	mortgage	trust
	collateral	owned	assets	borrowings	assets
Recorded fair value at December 31, 2018	$3,157,071	$8,519	$3,165,590	$(3,148,215)	$17,375
Total gains/(losses) included in earnings:
Interest income	11,957	—	11,957	—	11,957
Interest expense	—	—	—	(30,499)	(30,499)
Change in FV of net trust assets, excluding REO (1)	68,576	—	68,576	(70,594)	(2,018)
Losses from REO – not at FV but at NRV (2)	—	(3,848)	(3,848)	—	(3,848)
Total gains (losses) included in earnings	80,533	(3,848)	76,685	(101,093)	(24,408)
Transfers in and/or out of level 3	—	—	—	—	—
Purchases, issuances and settlements	(454,348)	7,190	(447,158)	471,436	24,278
Recorded fair value at September 30, 2019	$2,783,256	$11,861	$2,795,117	$(2,777,872)	$17,245

(1)

Represents change in fair value of net trust assets, including trust REO gains in the consolidated statements of operations and comprehensive earnings (loss) for the nine months ended September 30, 2019.

(2)	Accounted for at net realizable value.

Inclusive of losses from REO, total trust assets above reflect a net gain of $64.7 million as a result of an increase in fair value from securitized mortgage collateral of $68.5 million offset by losses from REO of $3.8 million. Net losses on trust liabilities were $70.6 million as a result of the increase in fair value of securitized mortgage borrowings. As a result, non-interest income—net trust assets decreased by $5.9 million for the nine months ended September 30, 2019.

The table below reflects the net trust assets as a percentage of total trust assets (residual interests in securitizations):

	September 30,	December 31,
	2019	2018
Net trust assets	$17,245	$17,375
Total trust assets	2,795,117	3,165,590
Net trust assets as a percentage of total trust assets	0.62%	0.55%

For the nine months ended September 30, 2019, the estimated fair value of the net trust assets increased slightly as a percentage of total trust assets due to a decrease in forward LIBOR slightly offset by an increase in loss assumptions.

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

The following tables present the estimated fair value of our residual interests, by securitization vintage year, and other related assumptions used to derive these values at September 30, 2019 and December 31, 2018:

	Estimated Fair Value of Residual			Estimated Fair Value of Residual
	Interests by Vintage Year at			Interests by Vintage Year at
	September 30, 2019			December 31, 2018
Origination Year	SF	MF	Total	SF	MF	Total
2002-2003 (1)	$8,525	$637	$9,162	$10,097	$617	$10,714
2004	3,071	895	3,966	1,554	668	2,222
2005	80	135	215	2	2	4
2006	—	3,902	3,902	—	4,435	4,435
2007 (2)	—	—	—	—	—	—
Total	$11,676	$5,569	$17,245	$11,653	$5,722	$17,375
Weighted avg. prepayment rate	9.8%	6.0%	9.4%	8.2%	6.2%	8.0%
Weighted avg. discount rate	17.7	17.6	17.7	16.3	18.2	16.9

(1)	2002-2003 vintage year includes CMO 2007-A, since the majority of the mortgages collateralized in this securitization were originated during this period.

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

The table below reflects the estimated future credit losses and investor yield requirements for trust assets by product (SF and MF) and securitization vintage at September 30, 2019:

	Estimated Future			Investor Yield
	Losses (1)			Requirement (2)
	SF	MF		SF	MF
2002-2003	7%	*	(3)	5%	8%
2004	6	*	(3)	5	5
2005	7	*	(3)	4	3
2006	11	*	(3)	4	4
2007	15	*	(3)	5	2

(1)	Estimated future losses derived by dividing future projected losses by UPB at September 30, 2019.
(2)

Investor yield requirements represent our estimate of the yield third-party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.

(3)	Represents less than 1%.

Despite the increase in housing prices through September 30, 2019, housing prices in many parts of the country are still at levels which have significantly reduced or eliminated equity for loans originated after 2003. Future loss estimates are significantly higher for mortgage loans included in securitization vintages after 2005 which reflect severe home price deterioration and defaults experienced with mortgages originated during these periods.

Long-Term Mortgage Portfolio Credit Quality

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days delinquent or greater, foreclosures and delinquent bankruptcies were $517.6 million, or 16.5% of the long-term mortgage portfolio, as of September 30, 2019 as compared to $595.5 million or 16.4% at December 31, 2018.

The following table summarizes the gross UPB of loans in our mortgage portfolio, included in securitized mortgage collateral, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

	September 30,	Total	December 31,	Total
Securitized mortgage collateral	2019	Collateral	2018	Collateral
60 - 89 days delinquent	$85,905	2.7%	$101,546	2.8%
90 or more days delinquent	194,685	6.2	212,668	5.8
Foreclosures (1)	159,001	5.1	177,099	4.9
Delinquent bankruptcies (2)	78,044	2.5	104,232	2.9
Total 60 or more days delinquent	$517,635	16.5%	$595,545	16.4%
Total collateral	$3,130,814	100.0%	$3,640,902	100.0%

(1)	Represents properties in the process of foreclosure.
(2)	Represents bankruptcies that are 30 days or more delinquent.

The following table summarizes the gross securitized mortgage collateral and REO at NRV, that were non-performing as of the dates indicated (excludes 60-89 days delinquent):

		Total		Total
	September 30,	Collateral	December 31,	Collateral
	2019	%	2018	%
90 or more days delinquent, foreclosures and delinquent bankruptcies	$431,730	13.8%	$493,999	13.6%
Real estate owned inside and outside trusts	12,131	0.4	9,885	0.3
Total non-performing assets	$443,861	14.2%	$503,884	13.9%

Non-performing assets consist of non-performing loans (mortgages that are 90 or more days delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is our policy to place a mortgage on nonaccrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. IFC, a subsidiary of IMH and master servicer, may be required to advance funds, or in most cases cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages. As of September 30, 2019, non-performing assets (UPB of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total collateral was 14.2%.  At December 31, 2018, non-performing assets to total collateral was 13.9%.  Non-performing assets decreased by approximately $60.0 million at September 30, 2019 as compared to December 31, 2018. At September 30, 2019, the estimated fair value of non-performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) was $153.4 million or 3.9% of total assets. At December 31, 2018, the estimated fair value of non-performing assets was $197.2 million or 5.4% of total assets.

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

For the three and nine months ended September 30, 2019, we recorded a decrease of $2.7 million and $3.8 million in net realizable value of REO, respectively, compared to a decrease of $649 thousand and $46 thousand for the comparable

2018 periods.  Increases and write-downs of the net realizable value reflect increases or declines in value of the REO subsequent to foreclosure date, but prior to the date of sale.

The following table presents the balances of REO:

	September 30,	December 31,
	2019	2018
REO	$23,907	$17,813
Impairment (1)	(11,776)	(7,928)
Ending balance	$12,131	$9,885
REO inside trusts	$11,861	$8,519
REO outside trusts	270	1,366
Total	$12,131	$9,885

(1)	Impairment represents the cumulative write-downs of net realizable value subsequent to foreclosure.

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

Results of Operations

For the Three Months Ended September 30, 2019 compared to the Three Months Ended September 30, 2018

	For the Three Months Ended September 30,
			Increase	%
	2019	2018	(Decrease)	Change
Revenues	$25,775	$19,387	$6,388	33%
Expenses	(25,636)	(63,131)	37,495	59
Net interest income	2,490	411	2,079	506
Change in fair value of long-term debt	304	(785)	1,089	139
Change in fair value of net trust assets, including trust REO gains (losses)	(1,724)	(1,315)	(409)	(31)
Income tax benefit (expense)	230	(12)	242	2017
Net earnings (loss)	$1,439	$(45,445)	$46,884	103%
Earnings (loss) per share available to common stockholders—basic	$0.07	$(2.16)	$2.22	103%
Earnings (loss) per share available to common stockholders—diluted	$0.07	$(2.16)	$2.22	103%

For the Nine Months Ended September 30, 2019 compared to the Nine Months Ended September 30, 2018

	For the Nine Months Ended September 30,
			Increase	%
	2019	2018	(Decrease)	Change
Revenues	$60,257	$89,435	$(29,178)	(33)%
Expenses	(69,540)	(223,515)	153,975	69
Net interest income	6,829	1,977	4,852	245
Change in fair value of long-term debt	958	697	261	37
Change in fair value of net trust assets, including trust REO gains (losses)	(5,866)	(3,236)	(2,630)	(81)
Income tax benefit (expense)	62	(4,328)	4,390	101
Net loss	$(7,300)	$(138,970)	$131,670	95%
Loss per share available to common stockholders—basic	$(0.34)	$(6.62)	$6.27	95%
Loss per share available to common stockholders—diluted	$(0.34)	$(6.62)	$6.27	95%

For the Three Months Ended September 30, 2019 compared to the Three Months Ended September 30, 2018

Revenues

	For the Three Months Ended September 30,
			Increase	%
	2019	2018	(Decrease)	Change
Gain on sale of loans, net	$31,073	$13,673	$17,400	127%
Servicing fees, net	3,465	10,124	(6,659)	(66)
(Loss) gain on mortgage servicing rights, net	(9,755)	(5,192)	(4,563)	(88)
Real estate services fees, net	921	711	210	30
Other revenues	71	71	—	0
Total revenues	$25,775	$19,387	$6,388	33%

Gain on sale of loans, net.    For the three months ended September 30, 2019, gain on sale of loans, net totaled $31.1 million compared to $13.7 million in the comparable 2018 period. The $17.4 million increase for the three months ended September 30, 2019 is primarily due to a $16.2 million increase in mark-to-market gains on LHFS, a $4.1 million increase from the sale of mortgage loans, a $3.4 million decrease in provision for repurchases and a $1.1 million decrease in direct loan origination expenses.   Partially offsetting the increase in gain on sale of loans, net was a $5.5 million reduction of premiums from servicing retained loan sales and a $1.8 million increase in realized and unrealized net losses on derivative financial instruments.

The increase in gain on sale of loans, net was primarily due to an increase in mortgage loans originated and sold during the third quarter of 2019 as well as an increase in margins.  For the three months ended September 30, 2019, we originated and sold $1.6 billion and $1.0 billion of loans, respectively, as compared to $0.9 billion and $1.0 billion of loans originated and sold, respectively, during the same period in 2018.  During the third quarter of 2019, margins increased to approximately 190 bps as compared to 160 bps for the same period in 2018.  The increase in margins was a result of the significant drop in mortgage interest rates during the third quarter of 2019 which led to wider gain on sale margins as compared to 2018.  The primary driver of margin expansion was an increase in our consumer direct originations, which increased to 85% of total originations during the three months ended September 30, 2019 as compared 51% of total originations during the same period in 2018.

Servicing fees, net.  For the three months ended September 30, 2019, servicing fees, net were $3.5 million compared to $10.1 million in the comparable 2018 period.  The decrease in servicing fees, net was the result of $10.5 billion in UPB of servicing sales during the fourth quarter of 2018 which decreased the servicing portfolio average balance 67% to $5.6 billion for the three months ended September 30, 2019 as compared to an average balance of $16.8 billion for the three months ended September 30, 2018.  During the three months ended September 30, 2019, we had $22.5 million in servicing retained loan sales.

(Loss) gain on mortgage servicing rights, net.

	For the Three Months Ended September 30,
			Increase	%
	2019	2018	(Decrease)	Change
Realized and unrealized losses from hedging instruments	$—	$253	$(253)	(100)%
Changes in fair value:
Due to changes in valuation market rates, inputs or assumptions	(5,264)	841	(6,105)	(726)
Other changes in fair value:
Scheduled principal prepayments	(471)	(2,293)	1,822	79
Voluntary prepayments	(4,020)	(3,993)	(27)	(1)
Total changes in fair value	$(9,755)	$(5,445)	$(4,310)	(79)%

(Loss) gain on mortgage servicing rights, net	$(9,755)	$(5,192)	$(4,563)	(88)%

For the three months ended September 30, 2019, (loss) gain on MSRs, net was a loss of $9.8 million compared to a loss of $5.2 million in the comparable 2018 period.  For the three months ended September 30, 2019, we recorded a $9.8 million loss from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market rates, inputs and assumptions as well as voluntary and scheduled prepayments.  As a result of the aforementioned decrease in interest rates during the third quarter of 2019, $9.3 million of the $9.8 million change in fair value of MSRs was due to prepayments, with $5.3 million due to an increase in prepayment speed assumptions and $4.0 million due to voluntary prepayments.

Real estate services fees, net.  For the three months ended September 30, 2019, real estate services fees, net were $921 thousand as compared to $711 million in the comparable 2018 period. The $210 thousand increase was primarily the result of multifamily loss mitigation fees during the third quarter of 2019 as compared to the comparable period in 2018.

For the Nine Months Ended September 30, 2019 compared to the Nine Months Ended September 30, 2018

	For the Nine Months Ended September 30,
			Increase	%
	2019	2018	(Decrease)	Change
Gain on sale of loans, net	$72,759	$53,896	$18,863	35%
Servicing fees, net	9,970	29,445	(19,475)	(66)
(Loss) gain on mortgage servicing rights, net	(25,264)	2,682	(27,946)	(1042)
Real estate services fees, net	2,534	3,134	(600)	(19)
Other revenues	258	278	(20)	(7)
Total revenues	$60,257	$89,435	$(29,178)	(33)%

Gain on sale of loans, net.    For the nine months ended September 30, 2019, gain on sale of loans, net totaled $72.8 million compared to $53.9 million in the comparable 2018 period. The $18.9 million increase for the nine months ended September 30, 2019 is primarily due to a $31.8 million decrease in direct origination expenses, a $29.8 million increase in mark-to-market gains on LHFS, a $1.8 million decrease in provision for repurchases.  Partially offsetting the increase in gain on sale of loans, net was a $20.3 million reduction of premiums from servicing retained loan sales, a $12.5 million decrease in gain on sale of loans and a $11.8 million decrease in realized and unrealized net gains on derivative financial instruments.

The overall increase in gain on sale of loans, net was primarily due to an increase in margins despite the slight decrease in mortgage loans originated and sold during the first nine months of 2019.  For the nine months ended September 30, 2019, we originated and sold $3.0 billion and $2.4 billion of loans, respectively, as compared to $3.2 billion and $3.4 billion of loans originated and sold, respectively, during the same period in 2018.  During the nine months ended September 30, 2019, margins increased to approximately 239 bps as compared to 168 bps for the same period in 2018.  The increase in margins was a result of the significant drop in mortgage interest rates which began in the first quarter of 2019, which led to wider gain on sale margins and more than offset our 5% decrease in originations compared to 2018.  The primary driver of margin expansion was an increase in our consumer direct originations, which increased to 75% of total originations during the nine months ended September 30, 2019 as compared 48% of total originations during the same period in 2018.  Additionally, for the nine months ended September 30, 2019, NonQM originations increased to 30% of total originations as compared 28% of total originations during the same period in 2018.

Servicing fees, net.  For the nine months ended September 30, 2019, servicing fees, net were $10.0 million compared to $29.4 million in the comparable 2018 period.  The decrease in servicing fees, net was the result of $10.5 billion in UPB of servicing sales during the fourth quarter of 2018 which decreased the servicing portfolio average balance 64% to $6.0 billion for the nine months ended September 30, 2019 as compared to an average balance of $16.7 billion for the nine months ended September 30, 2018.  During the nine months ended September 30, 2019, we had $264.3 million in servicing retained loan sales.

(Loss) gain on mortgage servicing rights, net

	For the Nine Months Ended September 30,
			Increase	%
	2019	2018	(Decrease)	Change
Realized and unrealized losses from hedging instruments	$—	$(1,445)	$1,445	100%
Gain on sale of mortgage servicing rights	864	—	864	n/a
Changes in fair value:
Due to changes in valuation market rates, inputs or assumptions	(16,717)	24,621	(41,338)	(168)
Other changes in fair value:
Scheduled principal prepayments	(1,974)	(8,251)	6,277	76
Voluntary prepayments	(7,437)	(12,243)	4,806	39
Total changes in fair value	$(26,128)	$4,127	$(30,255)	(733)%

(Loss) gain on mortgage servicing rights, net	$(25,264)	$2,682	$(27,946)	(1042)%

For the nine months ended September 30, 2019, (loss) gain on MSRs, net was a loss of $25.3 million compared to a gain of $2.7 million in the comparable 2018 period.  For the nine months ended September 30, 2019, we recorded a $26.1 million loss from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market rates, inputs and assumptions as well as voluntary and scheduled prepayments.  As a result of the aforementioned significant decrease in interest rates during the nine months ended September 30, 2019, $24.2 million of the $26.1 million change in fair value of MSRs was due to prepayments, with $16.7 million due to an increase in prepayment speed assumptions and $7.5 million due to voluntary prepayments.  Additionally, during the third quarter of 2018, we stopped hedging our mortgage servicing portfolio resulting in a $1.4 million reduction in realized and unrealized losses from hedging instruments related to MSRs during the nine months ended September 30, 2019.

Real estate services fees, net.  For the nine months ended September 30, 2019, real estate services fees, net were $2.5 million as compared to $3.1 million in the comparable 2018 period. The $600 thousand decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to the comparable period in 2018.

For the Three Months Ended September 30, 2019 compared to the Three Months Ended September 30, 2018

Expenses

	For the Three Months Ended September 30,
			Increase	%
	2019	2018	(Decrease)	Change
Personnel expense	$18,725	$16,061	$2,664	17%
Business promotion	1,292	4,351	(3,059)	(70)
General, administrative and other	5,619	7,897	(2,278)	(29)
Intangible asset impairment	—	4,897	(4,897)	n/a
Goodwill impairment	—	29,925	(29,925)	n/a
Total expenses	$25,636	$63,131	$(37,495)	(59)%

Total expenses decreased by $37.5 million, or 59%, to $25.6 million for the third quarter of 2019, compared to $63.1 million for the comparable period in 2018.  Excluding goodwill and intangible asset impairment, total expenses decreased by $2.7 million, or 9% for the third quarter of 2019 as compared to the comparable quarter in the prior period.  Personnel expense increased $2.7 million to $18.7 million for the three months ended September 30, 2019 as compared to the same period in 2018.  The increase is primarily related to an increase in staffing levels and commission expense as a result of the aforementioned increase in origination volumes, which increased 92% during the third quarter of 2019 as compared to the same period in 2018.  Despite the increase in personnel expense as a result of the increase in origination volume during the quarter, personnel expense decreased to 114 bps of funding’s as compared to 188 bps of funding’s for the same period in 2018.  As a result of the decrease in mortgage interest rates in 2019, we have increased overhead to align capacity levels with our increased origination projections. As a result, average headcount increased 8% for the third quarter of 2019 as compared to the same period in 2018.

Business promotion decreased $3.1 million to $1.3 million for the three months ended September 30, 2019 as compared to $4.4 million for the same period in the prior year.  Business promotion decreased as a result of the shift in consumer direct marketing strategy we made in the latter half of 2018 away from radio and television advertisements to a digital campaign.  The shift in strategy allows for a more cost effective approach, increasing the ability to be more price and product competitive to more specific target geographies.

General, administrative and other expenses decreased to $5.6 million for the three months ended September 30, 2019, compared to $7.9 million for the same period in 2018.  The decrease was partially related to a $1.3 million reduction in legal fees as a result of the Company successfully resolving, through dismissal or settlement, three long standing litigation matters in 2018, which dated back to origination and securitization activities related to the mortgage crisis of 2008.  The decrease in general, administrative and other expense was also attributable to a $757 thousand decrease in intangible asset amortization which was fully written-off or amortized in 2018, a $330 thousand decrease in occupancy expense as a result of the relocation of the retail direct division into our corporate office in the fourth quarter of 2018.  Partially offsetting the decrease was a $142 thousand increase in other general and administrative expenses.

We recorded an impairment charge of $29.9 million related to goodwill and $4.9 million related to intangible assets during the three months ended September 30, 2018.  As previously disclosed in our quarterly and annual reports, in the second and third quarters of 2018, we performed impairment tests and determined that the goodwill and intangible assets were impaired.  At December 31, 2018 and September 30, 2019, we had no goodwill or intangible assets remaining related to the CCM acquisition.    See Note 5.-Goodwill and Intangible Assets of the “Notes to Consolidated Financial Statements” on Form 10-K for the year ended December 31, 2018 for a full description.

For the Nine Months Ended September 30, 2019 compared to the Nine Months Ended September 30, 2018

	For the Nine Months Ended September 30,
			Increase	%
	2019	2018	(Decrease)	Change
Personnel expense	$47,186	$50,481	$(3,295)	(7)%
Business promotion	6,228	23,082	(16,854)	(73)
General, administrative and other	16,126	27,018	(10,892)	(40)
Intangible asset impairment	—	18,347	(18,347)	n/a
Goodwill impairment	—	104,587	(104,587)	n/a
Total expenses	$69,540	$223,515	$(153,975)	(69)%

Total expenses decreased by $154.0 million, or 69%, to $69.5 million for the nine months ended September 30, 2019, compared to $223.5 million for the comparable period in 2018.  Excluding goodwill and intangible asset impairment, total expenses decreased by $31.0 million, or 31% for the nine months ended September 2019.  Personnel expense decreased $3.3 million to $47.2 million for the nine months ended September 30, 2019 as compared to the same period in 2018.  The decrease is primarily related to staff reductions during 2018 and early 2019 partially offset by an increase in staffing levels and commission expense during the third quarter of 2019 as a result of the aforementioned increase in origination volumes.  As a result of the decrease in mortgage interest rates in 2019, we have increased overhead during the third quarter to align capacity levels with our increased origination projections. Despite this recent increase in headcount, average headcount decreased 13% for the nine months ended September 30, 2019 as compared to the same period in 2018.

Business promotion decreased $16.9 million to $6.2 million for the nine months ended September 30, 2019 as compared to $23.1 million for the same period in the prior year.  Business promotion decreased as a result of the shift in consumer direct marketing strategy we made in the latter half of 2018 away from radio and television advertisements to a digital campaign.  The shift in strategy allows for a more cost effective approach, increasing the ability to be more price and product competitive to more specific target geographies.

General, administrative and other expenses decreased to $16.1 million for the nine months ended September 30, 2019, compared to $27.0 million for the same period in 2018.  The decrease was partially related to a $6.5 million reduction in legal fees as a result of the Company successfully resolving, through dismissal or settlement, three long standing litigation matters in 2018, which dated back to origination and securitization activities related to the mortgage crisis of 2008.  The decrease in general, administrative and other expense was also attributable to a $2.9 million decrease in intangible asset amortization which was fully written-off or amortized in 2018, a $1.1 million decrease in occupancy expense as a result of the relocation of the retail direct division into our corporate office in the fourth quarter of 2018 and a $433 thousand decrease in other general and administrative expenses.

We recorded an impairment charge of $104.6 million related to goodwill and $18.3 million related to intangible assets during the nine months ended September 30, 2018. As previously disclosed in our quarterly and annual reports, in the second and third quarters of 2018, we performed impairment tests and determined that the goodwill and intangible assets were impaired.  At December 31, 2018 and September 30, 2019, we had no goodwill or intangible assets remaining related to the CCM acquisition.    See Note 5.-Goodwill and Intangible Assets of the “Notes to Consolidated Financial Statements” on Form 10-K for the year ended December 31, 2018 for a full description.

Net Interest Income

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

	For the Three Months Ended September 30,
	2019			2018
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$2,852,052	$30,814	4.32%	$3,352,365	$39,741	4.74%
Mortgage loans held-for-sale	715,217	8,506	4.76	429,530	5,900	5.49
Finance receivables	—	—	—	14,385	219	6.09
Other	32,221	172	2.14	30,254	28	0.37
Total interest-earning assets	$3,599,490	$39,492	4.39%	$3,826,534	$45,888	4.80%
LIABILITIES
Securitized mortgage borrowings	$2,846,514	$28,235	3.97	$3,345,711	$37,854	4.53%
Warehouse borrowings (1)	671,625	7,205	4.29	419,494	5,078	4.84
MSR financing facilities	359	4	4.46	63,739	919	5.77
Long-term debt	43,743	1,086	9.93	46,262	1,151	9.95
Convertible notes	24,991	472	7.55	24,971	471	7.54
Other	—	—	—	147	4	10.88
Total interest-bearing liabilities	$3,587,232	$37,002	4.13%	$3,900,324	$45,477	4.66%
Net interest spread (2)		$2,490	0.26%		$411	0.14%
Net interest margin (3)			0.28%			0.04%

(1)	Warehouse borrowings include the borrowings from mortgage loans held-for-sale and finance receivables in 2018.

(2)	Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.
(3)	Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest spread increased $2.1 million for the three months ended September 30, 2019 primarily attributable to an increase in the net interest spread on the securitized mortgage collateral and securitized mortgage borrowings, an increase in the net interest spread between loans held-for-sale and their related warehouse borrowings, an increase in interest income on mortgage-backed securities (included in “Other”) and a decrease in interest expense as a result of the reduction in utilization of the MSR financing facility during the period.  As a result, the net interest margin increased to 0.28% for the three months ended September 30, 2019 from 0.04% for the three months ended September 30, 2018.

During the quarter ended September 30, 2019, the yield on interest-earning assets decreased to 4.39% from 4.80% in the comparable 2018 period. The yield on interest-bearing liabilities decreased to 4.13% for the three months ended September 30, 2019 from 4.66% for the comparable 2018 period.  In connection with the fair value accounting for securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense are recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to a decrease in forward LIBOR which resulted in a decrease in yield as compared to the previous period.

	For the Nine Months Ended September 30,
	2019			2018
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$2,978,974	$107,466	4.81%	$3,470,160	$125,366	4.82%
Mortgage loans held-for-sale	502,403	19,882	5.28	485,681	18,653	5.12
Finance receivables	—	—	—	21,220	1,019	6.40
Other	30,890	459	1.98	32,002	65	0.27
Total interest-earning assets	$3,512,267	$127,807	4.85%	$4,009,063	$145,103	4.83%
LIABILITIES
Securitized mortgage borrowings	$2,973,245	$100,722	4.52%	$3,463,291	$119,463	4.60%
Warehouse borrowings (1)	453,228	15,507	4.56	488,858	16,681	4.55
MSR financing facilities	121	10	11.02	50,230	2,192	5.82
Long-term debt	44,226	3,323	10.02	45,711	3,354	9.78
Convertible notes	24,988	1,415	7.55	24,969	1,414	7.55
Other	23	1	5.80	196	22	14.97
Total interest-bearing liabilities	$3,495,831	$120,978	4.61%	$4,073,255	$143,126	4.69%
Net interest spread (2)		$6,829	0.24%		$1,977	0.14%
Net interest margin (3)			0.26%			0.07%

(1)	Warehouse borrowings include the borrowings from mortgage loans held-for-sale and finance receivables in 2018.
(2)	Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.
(3)	Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest spread increased $4.9 million for the nine months ended September 30, 2019 primarily attributable to an increase in the net interest spread between loans held-for-sale and their related warehouse borrowings,  an increase in the net interest spread on the securitized mortgage collateral and securitized mortgage borrowings, an increase in interest income on mortgage-backed securities (included in “Other”) and a decrease in interest expense as a result of the reduction in utilization of the MSR financing facility during the period.  As a result, the net interest margin increased to 0.26% for the nine  months ended September 30, 2019 from 0.07% for the nine months ended September 30, 2018.

During the nine months ended September 30, 2019, the yield on interest-earning assets increased to 4.85% from 4.83% in the comparable 2018 period. The yield on interest-bearing liabilities decreased to 4.61% for the nine months ended September 30, 2019 from 4.69% for the comparable 2018 period.  In connection with the fair value accounting for securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense are recognized using effective yields based on estimated fair values for these instruments. The increase in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to decreased prices on mortgage-backed bonds partially offset by a decrease in forward LIBOR as compared to the previous period.

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

During the three months ended September 30, 2019, the fair value of the long-term debt decreased $333 thousand.  The decrease in estimated fair value was the result of a $304 thousand change in the market specific credit risk during the quarter as well as a $144 thousand change in the instrument specific credit risk  ($72 thousand net of tax) partially offset by an increase due to accretion.  During the nine months ended September 30, 2019, the fair value of the long-term debt decreased $1.3 million.  The decrease in estimated fair value was the result of a $958 thousand change in the market specific credit risk during the quarter as well as a $659 thousand change in the instrument specific credit risk  ($436 thousand net of tax) partially offset by an increase due to accretion.

During the three months ended September 30, 2018, the fair value of the long-term debt increased by $760 thousand.  The $760 thousand change was the result of a $785 thousand change in the instrument specific credit risk partially offset by a $25 thousand change in the market risk during the quarter.  During the nine months ended September 30, 2018, the fair value of the long-term debt increased by $1.8 million.  The $1.8 million change was the result of a $1.9 million change in the instrument specific credit risk partially offset by a $697 thousand change in the market risk during the nine months ended September 30, 2018.

Change in fair value of net trust assets, including trust REO losses

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Change in fair value of net trust assets, excluding REO	$1,025	$(666)	$(2,018)	$(3,190)
Loss from REO	(2,749)	(649)	(3,848)	(46)
Change in fair value of net trust assets, including trust REO loss	$(1,724)	$(1,315)	$(5,866)	$(3,236)

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $1.7 million for the three months ended September 30, 2019.  The change in fair value of net trust assets, excluding REO was due to $1.0 million in gains from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral as a result of a decrease in forward LIBOR during the quarter partially offset by an increase in loss assumptions for certain trusts. Additionally, the NRV of REO decreased $2.7 million during the period attributed to higher expected loss severities on properties within certain states held in the long-term mortgage portfolio during the period.

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $1.3 million for the three months ended September 30, 2018.  The change in fair value of net trust assets, excluding REO was due to $0.7 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral primarily associated with an increase in LIBOR, as well as loss assumptions. Additionally, the NRV of REO decreased $0.6 million during the period attributed to higher expected loss severities on properties within certain states held in the long-term mortgage portfolio during the period.

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $5.9 million for the nine months ended September 30, 2019.  The change in fair value of net trust assets, excluding REO was due to $2.0 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral primarily associated with increased loss assumptions partially offset by the decrease in forward LIBOR. Additionally, the NRV of REO decreased $3.8 million during the period attributed to higher expected loss severities on properties within certain states held in the long-term mortgage portfolio during the period.

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $3.2 million for the nine months ended September 30, 2018.  The change in fair value of net trust assets, excluding REO was due to $3.2 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral primarily associated with an increase in LIBOR as well as loss assumptions, partially offset by updated assumptions on certain later vintage trusts with improved performance. Additionally, the NRV of REO decreased $46 thousand during the period attributed to higher expected loss severities on properties held in the long-term mortgage portfolio during the period.

Income Taxes

We recorded an income tax benefit of $230 thousand and $62 thousand for the three and nine months ended September 30, 2019, respectively.  Tax benefit for the three and nine months ended September 30, 2019 is primarily the result of a benefit resulting from the intraperiod allocation rules that are applied when there is a pre-tax loss from continuing operations and pre-tax income from other comprehensive income partially offset by state taxes from states where the Company does not have net operating loss carryforwards or state minimum taxes.  For the three and nine months ended September 30, 2018, we recorded income tax expense of $12 thousand and $4.3 million, respectively, primarily the result of an increase in the valuation allowance eliminating the net deferred tax asset, state income taxes from states where the Company does not have net operating loss carryforwards or state minimum taxes, including AMT.

 As of December 31, 2018, we had estimated federal net operating loss (NOL) carryforwards of approximately $564.2 million. Federal NOL carryforwards begin to expire in 2027.  As of December 31, 2018, we had estimated California NOL carryforwards of approximately $383.2 million, which begin to expire in 2028.  We may not be able to realize the maximum benefit due to the nature and tax entities that holds the NOL.

Results of Operations by Business Segment

We have three primary operating segments: Mortgage Lending, Long-Term Mortgage Portfolio and Real Estate Services. Unallocated corporate and other administrative costs, including the cost associated with being a public company, are presented in Corporate. Segment operating results are as follows:

Mortgage Lending

	For the Three Months Ended September 30,
			Increase	%
	2019	2018	(Decrease)	Change
Gain on sale of loans, net	$31,073	$13,673	$17,400	127%
Servicing fees, net	3,465	10,124	(6,659)	(66)
Loss on mortgage servicing rights, net	(9,755)	(5,192)	(4,563)	(88)
Total revenues	24,783	18,605	6,178	33

Other income	1,445	133	1,312	986

Personnel expense	(17,485)	(13,409)	(4,076)	(30)
Business promotion	(1,284)	(4,324)	3,040	70
General, administrative and other	(3,013)	(3,719)	706	19
Intangible asset impairment	—	(4,897)	4,897	n/a
Goodwill impairment	—	(29,925)	29,925	n/a
Earnings (loss) before income taxes	$4,446	$(37,536)	$41,982	112%

For the three months ended September 30, 2019, gain on sale of loans, net totaled $31.1 million compared to $13.7 million in the comparable 2018 period. The $17.4 million increase for the three months ended September 30, 2019 is primarily due to a $16.2 million increase in mark-to-market gains on LHFS, a $4.1 million increase in from the sale of mortgage loans, a $3.4 million decrease in provision for repurchases and a $1.1 million decrease in direct loan origination expenses.   Partially offsetting the increase in gain on sale of loans, net was a $5.5 million reduction of premiums from servicing retained loan sales and a $1.8 million increase in realized and unrealized net losses on derivative financial instruments.

The increase in gain on sale of loans, net was primarily due to an increase in mortgage loans originated and sold during the third quarter of 2019 as well as an increase in margins.  For the three months ended September 30, 2019, we originated and sold $1.6 billion and $1.0 billion of loans, respectively, as compared to $0.9 billion and $1.0 billion of loans originated and sold, respectively, during the same period in 2018.  During the third quarter of 2019, margins increased to approximately 190 bps as compared to 160 bps for the same period in 2018.  The increase in margins was a result of the significant drop in mortgage interest rates during the third quarter of 2019 which led to wider gain on sale margins as compared to 2018.  The primary driver of margin expansion was an increase in our consumer direct originations, which increased to 85% of total originations during the three months ended September 30, 2019 as compared 51% of total originations during the same period in 2018.

For the three months ended September 30, 2019, servicing fees, net were $3.5 million compared to $10.1 million in the comparable 2018 period.  The decrease in servicing fees, net was the result of $10.5 billion in UPB of servicing sales during the fourth quarter of 2018 which decreased the servicing portfolio average balance 67% to $5.6 billion for the three months ended September 30, 2019 as compared to an average balance of $16.8 billion for the three months ended September 30, 2018.  During the three months ended September 30, 2019, we had $22.5 million in servicing retained loan sales.

For the three months ended September 30, 2019, (loss) gain on MSRs, net was a loss of $9.8 million compared to a loss of $5.2 million in the comparable 2018 period.  For the three months ended September 30, 2019, we recorded a $9.8 million loss from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market rates, inputs and assumptions as well as voluntary and scheduled prepayments.  As a result of the aforementioned decrease in interest rates during the third quarter of 2019, $9.3 million of the $9.8 million change in fair value of MSRs was due to prepayments, with $5.3 million due to an increase in prepayment speed assumptions and $4.0 million due to voluntary prepayments.

For the three months ended September 30, 2019, other income increased to $1.4 million as compared to $133 thousand in the comparable 2018 period. The $1.3 million increase in other income was primarily due to a $914 thousand decrease in interest expense related to a decrease in the utilization of the MSR financing facilities during the third quarter of 2019.  Net interest spread between loans held-for-sale and their related warehouse borrowing expense increased $260 thousand during the third quarter of 2019 as compared to the comparable period in 2018. Additionally, interest income increased $65 thousand on invested cash balances and $69 thousand on interest received on mortgage-backed securities purchased during 2019.

Personnel expense increased $4.1 million to $17.5 million for the three months ended September 30, 2019 as compared to $13.4 million in the comparable 2018 period.  The increase is primarily related to an increase in staffing levels and commission expense as a result of the aforementioned increase in origination volumes, which increased 92% during the third quarter of 2019 as compared to the same period in 2018.  Despite the increase in personnel expense as a result of the increase in origination volume during the quarter, personnel expense decreased to 107 bps of funding’s as compared to 157 bps of funding’s for the same period in 2018.  As a result of the decrease in mortgage interest rates in 2019, we have increased overhead to align capacity levels with our increased origination projections. As a result, average headcount increased 6% for the third quarter as compared to the same period in 2018.

Business promotion decreased $3.0 million to $1.3 million for the three months ended September 30, 2019 as compared to $4.3 million for the same period in the prior year.  Business promotion decreased as a result of the shift in consumer direct marketing strategy we made in the latter half of 2018 away from radio and television advertisements to a digital campaign.  The shift in strategy allows for a more cost effective approach, increasing the ability to be more price and product competitive to more specific target geographies.

General, administrative and other expenses decreased to $3.0 million for the three months ended September 30, 2019, compared to $3.7 million for the same period in 2018.  The decrease was primarily related to a $757 million decrease in intangible asset amortization which was fully written-off or amortized in 2018 and a $321 thousand decrease in legal and professional fees.  The decrease in expense was partially offset by a $230 increase in other general and administrative expenses as well as a $142 thousand increase in occupancy expense as a result of leasing additional office space to accommodate the staffing increase during the third quarter of 2019.

We recorded an impairment charge of $29.9 million related to goodwill and $4.9 million related to intangible assets during the three months ended September 30, 2018.  As previously disclosed in our quarterly and annual reports, in the second and third quarters of 2018, we performed impairment tests and determined that the goodwill and intangible assets were impaired.  At December 31, 2018 and September 30, 2019, we had no goodwill or intangible assets remaining related to the CCM acquisition.    See Note 5.-Goodwill and Intangible Assets of the “Notes to Consolidated Financial Statements” on Form 10-K for the year ended December 31, 2018 for a full description.

	For the Nine Months Ended September 30,
			Increase	%
	2019	2018	(Decrease)	Change
Gain on sale of loans, net	$72,759	$53,896	$18,863	35%
Servicing fees, net	9,970	29,445	(19,475)	(66)
(Loss) gain on mortgage servicing rights, net	(25,264)	2,682	(27,946)	(1042)
Total revenues	57,465	86,023	(28,558)	(33)

Other income	4,801	771	4,030	523

Personnel expense	(42,321)	(45,651)	3,330	7
Business promotion	(6,193)	(23,019)	16,826	73
General, administrative and other	(8,224)	(13,315)	5,091	38
Intangible asset impairment	—	(18,347)	18,347	n/a
Goodwill impairment	—	(104,587)	104,587	n/a
Earnings (loss) before income taxes	$5,528	$(118,125)	$123,653	105%

For the nine months ended September 30, 2019, gain on sale of loans, net totaled $72.8 million compared to $53.9 million in the comparable 2018 period. The $18.9 million increase for the nine months ended September 30, 2019 is primarily due to a $31.8 million decrease in direct origination expenses, a $29.8 million increase in mark-to-market gains on LHFS, a $1.8 million decrease in provision for repurchases.  Partially offsetting the increase in gain on sale of loans, net was a $20.3 million reduction of premiums from servicing retained loan sales, a $12.5 million decrease in gain on sale of loans and an  $11.8 million decrease in realized and unrealized net gains on derivative financial instruments.

The overall increase in gain on sale of loans, net was primarily due to an increase in margins despite the slight decrease in mortgage loans originated and sold during the first nine months of 2019.  For the nine months ended September 30, 2019, we originated and sold $3.0 billion and $2.4 billion of loans, respectively, as compared to $3.2 billion and $3.4 billion of loans originated and sold, respectively, during the same period in 2018.  During the nine months ended September 30, 2019, margins increased to approximately 239 bps as compared to 168 bps for the same period in 2018.  The increase in margins was a result of the significant drop in mortgage interest rates which began in the first quarter of 2019, which led to wider gain on sale margins and more than offset our 5% decrease in originations compared to 2018.  The primary driver of margin expansion was an increase in our consumer direct originations, which increased to 75% of total originations during the nine months ended September 30, 2019 as compared 48% of total originations during the same period in 2018.  Additionally, for the nine months ended September 30, 2019, NonQM originations increased to 30% of total originations as compared 28% of total originations during the same period in 2018.

For the nine months ended September 30, 2019, servicing fees, net were $10.0 million compared to $29.4 million in the comparable 2018 period.  The decrease in servicing fees, net was the result of $10.5 billion in UPB of servicing sales during the fourth quarter of 2018 which decreased the servicing portfolio average balance 64% to $6.0 billion for the nine months ended September 30, 2019 as compared to an average balance of $16.7 billion for the nine months ended September 30, 2018.  During the nine months ended September 30, 2019, we had $264.3 million in servicing retained loan sales.

For the nine months ended September 30, 2019, (loss) gain on MSRs, net was a loss of $25.3 million compared to a gain of $2.7 million in the comparable 2018 period.  For the nine months ended September 30, 2019, we recorded a $26.1 million loss from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market rates, inputs and assumptions as well as voluntary and scheduled prepayments.  As a result of the aforementioned significant decrease in interest rates during the nine months ended September 30, 2019, $24.2 million of the $26.1 million change in fair value of MSRs was due to prepayments, with $16.7 million due to an increase in prepayment speed assumptions and $7.5 million due to voluntary prepayments.  Additionally, during the third quarter of 2018, we stopped hedging our mortgage servicing portfolio resulting in a $1.4 million reduction in realized and unrealized losses from hedging instruments related to MSRs during the nine months ended September 30, 2019.

For the nine months ended September 30, 2019, other income increased to $4.8 million as compared to $771 thousand in the comparable 2018 period. The $4.0 million increase in other income was primarily due to a $2.2 million decrease in interest expense related to a decrease in the utilization of the MSR financing facilities in the first nine months of 2019.  Net interest spread between loans held-for-sale and their related warehouse borrowing expense increased $1.4 million during the nine months of 2019 as compared to the comparable period in 2018.  Additionally, interest income increased $220 thousand on invested cash balances and $161 thousand on interest received on mortgage-backed securities purchased during 2019.

Personnel expense decreased $3.3 million to $42.3 million for the nine months ended September 30, 2019 as compared to the same period in 2018.  The decrease is primarily related to staff reductions during 2018 and early 2019 partially offset by an increase in staffing levels and commission expense during the third quarter of 2019 as a result of the aforementioned increase in origination volumes.  As a result of the decrease in mortgage interest rates in 2019, we have increased overhead during the third quarter to align capacity levels with our increased origination projections. Despite this recent increase in headcount, average headcount decreased 17% for the nine months ended September 30, 2019 as compared to the same period in 2018.

Business promotion decreased $16.8 million to $6.2 million for the nine months ended September 30, 2019 as compared to $23.0 million for the same period in the prior year.  Business promotion decreased as a result of the shift in consumer direct marketing strategy we made in the latter half of 2018 away from radio and television advertisements to a digital campaign.  The shift in strategy allows for a more cost effective approach, increasing the ability to be more price and product competitive to more specific target geographies.

General, administrative and other expenses decreased to $8.2 million for the nine months ended September 30, 2019, compared to $13.3 million for the same period in 2018.  The decrease was primarily related to a $2.9 million decrease in intangible asset amortization which was fully written-off or amortized in 2018, an $835 thousand decrease in legal and professional fees, a $733 thousand decrease in occupancy expense as a result of the relocation of the retail direct division into our corporate office in the fourth quarter of 2018 and a $668 thousand decrease in other general and administrative expenses.

We recorded an impairment charge of $104.6 million related to goodwill and $18.3 million related to intangible assets during the nine months ended September 30, 2018. As previously disclosed in our quarterly and annual reports, in the second and third quarters of 2018, we performed impairment tests and determined that the goodwill and intangible assets were impaired.  At December 31, 2018 and September 30, 2019, we had no goodwill or intangible assets remaining related to the CCM acquisition.  See Note 5.-Goodwill and Intangible Assets of the “Notes to Consolidated Financial Statements” on Form 10-K for the year ended December 31, 2018 for a full description

As part of the acquisition of CCM, we recorded accretion and change in fair value of the contingent consideration liability from the close of the transaction in March 2015 through the end of the earn-out period in December 2017. With the end of the earn-out period in December 2017 and the final contingent consideration payment in the first quarter of 2018, we have no contingent consideration liability.

Long-Term Mortgage Portfolio

	For the Three Months Ended September 30,
			Increase	%
	2019	2018	(Decrease)	Change
Other revenue	$68	$195	$(127)	(65)%

Personnel expense	(28)	(14)	(14)	(100)%
General, administrative and other	(103)	(132)	29	22
Total expenses	(131)	(146)	15	10

Net interest income	1,493	737	756	103
Change in fair value of long-term debt	304	(785)	1,089	(139)
Change in fair value of net trust assets, including trust REO losses	(1,724)	(1,315)	(409)	31
Total other income (loss)	73	(1,363)	1,436	(105)
Earnings (loss) before income taxes	$10	$(1,314)	$1,324	(101)%

For the three months ended September 30, 2019, net interest income totaled $1.5 million as compared to $737 thousand for the comparable 2018 period. Net interest income increased $756 thousand for the three months ended September 30, 2019 primarily attributable to a $692 thousand increase in net interest spread on the long-term mortgage portfolio as well as a $65 thousand decrease in interest expense on the long-term debt associated with an decrease in three-month LIBOR as compared to the same period in 2018.

In the first quarter of 2018, we adopted ASU 2016-01, which effectively bifurcates the market and instrument specific credit risk components of changes in long-term debt. The market portion will continue to be a component of net earnings (loss) as the change in fair value of long-term debt, but the instrument specific credit risk portion will be a component of accumulated other comprehensive earnings (loss). During the three months ended September 30, 2019, the fair value of the long-term debt decreased $333 thousand.  The decrease in estimated fair value was the result of a $304 thousand change in the market specific credit risk during the quarter as well as a $144 thousand change in the instrument specific credit risk  ($72 thousand net of tax) partially offset by an increase due to accretion.

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $1.7 million for the three months ended September 30, 2019.  The change in fair value of net trust assets, excluding REO was due to $1.0 million in gains from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral as a result of a decrease in forward LIBOR during the quarter partially offset by an increase in loss assumptions for certain trusts. Additionally, the NRV of REO decreased $2.7 million during the period attributed to higher expected loss severities on properties within certain states held in the long-term mortgage portfolio during the period.

	For the Nine Months Ended September 30,
			Increase	%
	2019	2018	(Decrease)	Change
Other revenue	$166	$381	$(215)	(56)%

Personnel expense	(94)	(36)	(58)	(161)%
General, administrative and other	(287)	(286)	(1)	(0)
Total expenses	(381)	(322)	(59)	(18)

Net interest income	3,421	2,549	872	34
Change in fair value of long-term debt	958	697	261	37
Change in fair value of net trust assets, including trust REO losses	(5,866)	(3,236)	(2,630)	(81)
Total other (expense) income	(1,487)	10	(1,497)	(14970)
(Loss) earnings before income taxes	$(1,702)	$69	$(1,771)	(2567)%

For the nine months ended September 30, 2019, net interest income totaled $3.4 million as compared to $2.5 million for the comparable 2018 period. Net interest income increased $872 thousand for the nine months ended September 30, 2019 primarily attributable to a $841 thousand increase in net interest spread on the long-term mortgage portfolio as well as a $31 thousand decrease in interest expense on the long-term debt associated with a decrease in three-month LIBOR as compared to the same period in 2018.

In the first quarter of 2018, we adopted ASU 2016-01, which effectively bifurcates the market and instrument specific credit risk components of changes in long-term debt. The market portion will continue to be a component of net earnings (loss) as the change in fair value of long-term debt, but the instrument specific credit risk portion will be a component of accumulated other comprehensive earnings (loss).  During the nine months ended September 30, 2019, the fair value of the long-term debt decreased $1.3 million.  The decrease in estimated fair value was the result of a $958 thousand change in the market specific credit risk during the quarter as well as a $659 thousand change in the instrument specific credit risk ($436 thousand net of tax) partially offset by an increase due to accretion.

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $5.9 million for the nine months ended September 30, 2019.  The change in fair value of net trust assets, excluding REO was due to $2.0 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral primarily associated with increased loss assumptions partially offset by the decrease in forward LIBOR. Additionally, the NRV of REO decreased $3.8 million during the period attributed to higher expected loss severities on properties within certain states held in the long-term mortgage portfolio during the period.

Real Estate Services

	For the Three Months Ended September 30,
			Increase	%
	2019	2018	(Decrease)	Change
Real estate services fees, net	$921	$711	$210	30%
Personnel expense	(273)	(282)	9	3
General, administrative and other	(68)	(90)	22	24
Earnings before income taxes	$580	$339	$241	71%

For the three months ended September 30, 2019, real estate services fees, net were $921 thousand compared to $711 in the comparable 2018 period. The $210 thousand increase in real estate services fees, net was the result of a $244 thousand increase in loss mitigation fees and a $90 increase in real estate service fees partially offset by a $124 thousand reduction in real estate and recovery fees.  The increase in loss mitigation and real estate service fees was attributable to an increase in loss mitigation work associated with certain multifamily properties within the long term portfolio.  Partially offsetting the increase was a reduction in real estate and recovery fees as a result of the decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2018.

For the three months ended September 30, 2019, the $31 thousand reduction in personnel and general, administrative and other expense was due to a reduction in personnel and personnel related costs as a result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to the comparable period in 2018.

	For the Nine Months Ended September 30,
			Increase	%
	2019	2018	(Decrease)	Change
Real estate services fees, net	$2,534	$3,134	$(600)	(19)%
Personnel expense	(874)	(1,326)	452	34
General, administrative and other	(199)	(275)	76	28
Earnings before income taxes	$1,461	$1,533	$(72)	(5)%

For the nine months ended September 30, 2019, real estate services fees, net were $2.5 million compared to $3.1 million in the comparable 2018 period. The $600 thousand decrease in real estate services fees, net was the result of a $661 thousand decrease in real estate and recovery fees and a $40 thousand decrease in real estate service fees partially offset by a $101 thousand increase in loss mitigation fees.  The overall decrease is primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2018.

For the nine months ended September 30, 2019, the $528 thousand reduction in personnel and general, administrative and other expense was due to a reduction in personnel and personnel related costs as a result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2018.

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

	For the Three Months Ended September 30,
			Increase	%
	2019	2018	(Decrease)	Change
Interest expense	$(448)	$(459)	$11	2%
Other expenses	(3,379)	(6,463)	3,084	48
Net loss before income taxes	$(3,827)	$(6,922)	$3,095	45%

For the three months ended September 30, 2019, other expenses decreased to $3.4 million as compared to $6.5 million for the comparable 2018 period. The decrease was primarily due to a reduction in personnel costs and professional fees, legal fees and occupancy costs.  During the three months ended September 30, 2019, personnel costs and professional fees decreased $1.8 million associated with the repositioning of the executive management team as compared to 2018.  Legal fees decreased $757 thousand for the three months ended September 30, 2019, associated with the Company successfully resolving, through dismissal or settlement, three long standing litigation matters in 2018, which dated back to origination and securitization activities related to the mortgage crisis of 2008.  Additionally, occupancy expense decreased $466 thousand for the three months ended September 30, 2019, as compared to the same period in 2018.

	For the Nine Months Ended September 30,
			Increase	%
	2019	2018	(Decrease)	Change
Interest expense	$(1,357)	$(1,343)	$(14)	(1)%
Other expenses	(11,292)	(16,776)	5,484	33
Net loss before income taxes	$(12,649)	$(18,119)	$5,470	30%

For the nine months ended September 30, 2019, other expenses decreased to $11.3 million as compared to $16.8 million for the comparable 2018 period. The decrease was primarily due to a $5.6 million reduction in legal fees associated with the Company successfully resolving, through dismissal or settlement, three long standing litigation matters in 2018, which dated back to origination and securitization activities related to the mortgage crisis of 2008.     The decrease in expense was partially offset by a $265 increase in other general and administrative expenses during the year.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as September 30, 2019, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
10.1

Confidential Separation and Release Agreement executed August 14, 2019 between Rian Furey and Impac Mortgage Holdings, Inc. (incorporated by reference to exhibit 10.1 of the Company’s Current Report on From 8-K filed with the SEC on August 19, 2019)

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
101

The following materials from Impac Mortgage Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss), (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

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

November 8, 2019

/s/ PAUL LICON
Paul Licon
Chief Accounting Officer
(authorized officer of registrant and Principal Accounting Officer)

November 8, 2019