Form 10-Q
period 2020-03-31
IMPAC MORTGAGE HOLDINGS INC
filed 2020-06-26
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻

Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ◻

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)  Yes ◻ No ⌧

There were 21,229,857 shares of common stock outstanding as of June 18, 2020.

Explanatory Note:

Reliance on SEC Relief from Filing Requirements

As previously disclosed on a Form 8-K filed with the Securities and Exchange Commission on May 15, 2020, Impac Mortgage Holdings, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q for the period ended March 31, 2020 (the “Quarterly Report”) in reliance on the Securities and Exchange Commission’s (the “SEC”) Order pursuant to Section 36 (Release No. 34-88465) of the Securities Exchange Act of 1934, as amended, issued on March 25, 2020, as extended, permitting reporting companies to delay the filing of periodic reports due to circumstances related to the coronavirus (COVID-19) pandemic.

The Company is relying on the Order because, in light of the COVID-19 pandemic, the Company’s operations have experienced significant disruptions.  The Company’s management is devoting significant time and attention to assessing and responding to the impact of COVID-19 and related events on the Company’s operations and financial position, developing operational and financial plans focused on prioritizing liquidity, focusing on the safety and productivity of our employees, and continuing to work with our counterparties, customers and operating partners. This diverted management resources from completing all of the tasks necessary to file the Company’s Quarterly Report by the original May 15, 2020 due date.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$80,192	$24,666
Restricted cash	11,950	12,466
Mortgage loans held-for-sale	497,605	782,143
Mortgage servicing rights	24,328	41,470
Securitized mortgage trust assets	2,253,323	2,634,746
Other assets	54,700	50,788
Total assets	$2,922,098	$3,546,279
LIABILITIES
Warehouse borrowings	$501,086	$701,563
MSR financings	15,000	—
Convertible notes, net	24,999	24,996
Long-term debt	39,632	45,434
Securitized mortgage trust liabilities	2,238,208	2,619,210
Other liabilities	67,736	50,839
Total liabilities	2,886,661	3,442,042

Commitments and contingencies (See Note 11)

STOCKHOLDERS’ EQUITY
Series A-1 junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $33,020; 2,000,000 shares authorized, 665,592 noncumulative shares issued and outstanding as of March 31, 2020 and December 31, 2019 (See Note 12)	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,127; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of March 31, 2020 and December 31, 2019 (See Note 12)	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 21,264,926 and 21,255,426 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	213	212
Additional paid-in capital	1,236,521	1,236,237
Accumulated other comprehensive earnings, net of tax	21,713	24,786
Net accumulated deficit:
Cumulative dividends declared	(822,520)	(822,520)
Retained deficit	(400,511)	(334,499)
Net accumulated deficit	(1,223,031)	(1,157,019)
Total stockholders’ equity	35,437	104,237
Total liabilities and stockholders’ equity	$2,922,098	$3,546,279

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
Revenues:
(Loss) gain on sale of loans, net	$(28,162)	$12,214
Servicing fees, net	2,507	2,969
Real estate services fees, net	393	806
Loss on mortgage servicing rights, net	(18,310)	(5,623)
Other	63	—
Total revenues, net	(43,509)	10,366
Expenses:
Personnel expense	20,664	14,121
General, administrative and other	6,975	5,226
Business promotion	3,128	2,923
Total expenses	30,767	22,270
Operating loss	(74,276)	(11,904)

Other income (expense):
Interest income	36,095	45,254
Interest expense	(33,167)	(43,458)
Change in fair value of long-term debt	9,036	265
Change in fair value of net trust assets, including trust REO losses	(2,383)	(2,683)
Total other income (expense), net	9,581	(622)
Loss before income taxes	(64,695)	(12,526)
Income tax expense	36	86
Net loss	$(64,731)	$(12,612)

Other comprehensive loss:
Change in fair value of mortgage-backed securities	—	21
Change in fair value of instrument specific credit risk of long-term debt	(3,073)	96
Total comprehensive loss	$(67,804)	$(12,495)

Net loss per common share:
Basic	$(3.05)	$(0.60)
Diluted	(3.05)	(0.60)

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Preferred		Common		Additional	Cumulative		Accumulated Other	Total
	Shares	Preferred	Shares	Common	Paid-In	Dividends	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Declared	Deficit	Earnings, net of tax	Equity
Balance, January 1, 2020	2,070,678	$21	21,255,426	$212	$1,236,237	$(822,520)	$(334,499)	$24,786	$104,237

Proceeds from exercise of stock options	—	—	9,500	1	46	—	—	—	47
Stock based compensation	—	—	—	—	238	—	—	—	238
Other comprehensive loss	—	—	—	—	—	—	—	(3,073)	(3,073)
Consolidation of corporate-owned life insurance trusts	—	—	—	—	—	—	(1,281)	—	(1,281)
Net loss	—	—	—	—	—	—	(64,731)	—	(64,731)
Balance, March 31, 2020	2,070,678	$21	21,264,926	$213	$1,236,521	$(822,520)	$(400,511)	$21,713	$35,437

	Preferred		Common		Additional	Cumulative		Accumulated Other	Total
	Shares	Preferred	Shares	Common	Paid-In	Dividends	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Declared	Deficit	Earnings, net of tax	Equity
Balance, January 1, 2019	2,070,678	$21	21,117,006	$211	$1,235,108	$(822,520)	$(326,522)	$23,877	$110,175

Proceeds and tax benefit from exercise of stock options	—	—	64,351	1	162	—	—	—	163
Stock based compensation	—	—	—	—	107	—	—	—	107
Other comprehensive earnings	—	—	—	—	—	—	—	117	117
Net loss	—	—	—	—	—	—	(12,612)	—	(12,612)
Balance, March 31, 2019	2,070,678	$21	21,181,357	$212	$1,235,377	$(822,520)	$(339,134)	$23,994	$97,950

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(64,731)	$(12,612)
Gain on sale of mortgage servicing rights	(521)	(865)
Change in fair value of mortgage servicing rights	18,831	6,488
Gain on sale of mortgage loans	(29,003)	(10,984)
Change in fair value of mortgage loans held-for-sale	45,493	(3,469)
Change in fair value of derivatives lending, net	6,277	609
Provision for repurchases	5,395	1,630
Origination of mortgage loans held-for-sale	(1,516,315)	(581,509)
Sale and principal reduction on mortgage loans held-for-sale	1,782,674	487,207
Gains from trust REO	(1,713)	(3,473)
Change in fair value of net trust assets, excluding trust REO	4,096	6,156
Change in fair value of long-term debt	(9,036)	(265)
Accretion of interest income and expense	14,894	7,412
Amortization of intangible and other assets	—	143
Amortization of debt issuance costs and discount on note payable	3	8
Stock-based compensation	238	107
Net change in other assets	796	3,241
Net change in other liabilities	145	(7,553)
Net cash provided by (used in) operating activities	257,523	(107,729)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	121,173	123,865
Purchase of premises and equipment	(385)	(134)
Purchase of mortgage-backed securities	—	(5,347)
Proceeds from the sale of trust REO	7,775	5,587
Net cash provided by investing activities	128,563	123,971

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under MSR financing	15,000	—
Repayment of warehouse borrowings	(1,651,513)	(405,840)
Borrowings under warehouse agreements	1,451,036	526,466
Repayment of securitized mortgage borrowings	(145,644)	(137,272)
Principal payments on capital lease	—	(49)
Tax payments on stock based compensation awards	(2)	(39)
Proceeds from exercise of stock options	47	163
Net cash used in financing activities	(331,076)	(16,571)
Net change in cash, cash equivalents and restricted cash	55,010	(329)
Cash, cash equivalents and restricted cash at beginning of year	37,132	30,189
Cash, cash equivalents and restricted cash at end of period	$92,142	$29,860

NON-CASH TRANSACTIONS:
Transfer of securitized mortgage collateral to trust REO	$3,891	$5,825
Mortgage servicing rights retained from issuance of mortgage backed securities and loan sales	1,689	1,583
Recognition of corporate-owned life insurance cash surrender value (included in Other assets)	9,476	—
Recognition of corporate-owned life insurance trusts (included in Other liabilities)	10,757	—
Recognition of operating lease right of use assets (net of $3.8 million of deferred rent)	—	19,694
Recognition of operating lease liabilities	—	23,447

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data or as otherwise indicated)

Note 1.—Summary of Business and Financial Statement Presentation

Business Summary

Impac Mortgage Holdings, Inc. (the Company or IMH) is a financial services company incorporated in Maryland with the following direct and indirect wholly-owned subsidiaries: Integrated Real Estate Service Corporation (IRES), Impac Mortgage Corp. (IMC), IMH Assets Corp. (IMH Assets), Impac Funding Corporation (IFC) and Copperfield Capital Corporation, which was created in the second quarter of 2020 to, among other activities, assist with managing mortgage loans held-for-sale, provide origination and servicing solutions focusing on loss mitigation strategies, including loan modifications and restructurings to assist borrowers.  The Company’s operations include the mortgage lending operations and real estate services conducted by IRES and IMC and the long-term mortgage portfolio (residual interests in securitizations reflected as net trust assets and liabilities in the consolidated balance sheets) conducted by IMH.  IMC’s mortgage lending operations include the activities of its division, CashCall Mortgage (CCM).

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the United States Securities and Exchange Commission (SEC).

All significant intercompany balances and transactions have been eliminated in consolidation. In addition, certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

Management has made a number of material estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with GAAP.  Additionally, other items affected by such estimates and assumptions include the valuation of trust assets and trust liabilities, contingencies, the estimated obligation of repurchase liabilities related to sold loans, the valuation of long-term debt,  mortgage servicing rights (MSR), mortgage loans held-for-sale (LHFS) and derivative instruments, including interest rate lock commitments (IRLC). Actual results could differ from those estimates and assumptions.

Risks and Uncertainties

As the novel coronavirus (COVID-19) pandemic and its effects on the economy escalated in the United States in early March 2020, the financial markets destabilized resulting in economic disruption and substantial market volatility. The widening of nominal spreads resulted in a sudden and severe decline in the mark-to-market values of residential mortgage-backed securities (RMBS) assets. The crisis in the RMBS market was closely followed by a substantial widening of spreads on credit assets and a reduction in available liquidity to finance credit assets, including the sizable non-qualified mortgage (NonQM) position within the Company’s LHFS portfolio, causing a severe decline in the mark-to-market values assigned by counterparties.

In order to preserve liquidity, on March 30, 2020, the Company instituted a temporary suspension of all lending activities.  The Company satisfied all margin calls received, while also increasing unrestricted cash to $80.2 million at March 31, 2020.  Subsequent to March 31, 2020, the Company has continued to prioritize liquidity and de-risking the balance sheet by materially reducing its exposure on the consolidated balance sheet through asset sales and debt repayments.

The reduction in LHFS and locked pipeline, reduction in MSRs and greater retention of uninvested cash to address the volatility in the market, is likely to result in diminished earning capacity for the Company for at least the next few quarters as the Company re-engages in lending activities.

Accounting Pronouncements Adopted in 2020

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-13, “Fair Value Measurement (Topic 820).” The ASU eliminates disclosures such as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The ASU adds new disclosure requirements for Level 3 measurements. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. The Company adopted this guidance on January 1, 2020, and the adoption of this ASU had no impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40).” This ASU addresses customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted this guidance on January 1, 2020, and the adoption of this ASU had no impact on the Company’s consolidated financial statements.

In December 2019, FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, Income Taxes. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for public business entities for fiscal years and interim periods beginning after December 15, 2020, with early adoption permitted.  The Company early adopted ASU 2019-12 on a prospective basis on January 1, 2020 and the adoption of this ASU had no impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements Not Yet Effective

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the benefits of) reference rate reform on financial reporting. The amendments in ASU 2020-04 are elective and apply to all entities, subject to meeting certain criteria, that have contract, hedging relationships, and other transactions that reference London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact the adoption of this ASU would have on our consolidated financial statements.

Note 2.—Mortgage Loans Held-for-Sale

A summary of the unpaid principal balance (UPB) of mortgage loans held-for-sale by type is presented below:

	March 31,	December 31,
	2020	2019
Government (1)	$12,188	$51,019
Conventional (2)	245,878	436,040
Non-qualified mortgages (NonQM)	264,782	274,834
Fair value adjustment (3)	(25,243)	20,250
Total mortgage loans held-for-sale	$497,605	$782,143

(1)	Includes all government-insured loans including Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).
(2)	Includes loans eligible for sale to Federal National Mortgage Association (Fannie Mae or FNMA) and Federal Home Loan Mortgage Corporation (Freddie Mac or FHLMC).
(3)	Changes in fair value are included in (loss) gain on sale of loans, net in the accompanying consolidated statements of operations and comprehensive loss.

At March 31, 2020 and December 31, 2019, the Company had $2.9 million and $4.5 million, respectively, in UPB of mortgage loans held-for-sale that were in nonaccrual status as the loans were 90 days or more delinquent.  The carrying value of these nonaccrual loans at March 31, 2020 and December 31, 2019 were $2.3 million and $4.2 million, respectively.

(Loss) gain on sale of loans, net in the consolidated statements of operations and comprehensive loss, is comprised of the following for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended
	March 31,
	2020	2019
Gain on sale of mortgage loans	$47,491	$13,608
Premium from servicing retained loan sales	1,689	1,583
Unrealized losses from derivative financial instruments	(6,277)	(609)
Losses from derivative financial instruments	(10,922)	(1,054)
Mark to market (loss) gain on LHFS	(45,493)	3,469
Direct origination expenses, net	(9,255)	(3,153)
Provision for repurchases	(5,395)	(1,630)
(Loss) gain on sale of loans, net	$(28,162)	$12,214

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

The following table summarizes the activity of MSRs for the three months ended March 31, 2020 and year ended December 31, 2019:

	March 31,	December 31,
	2020	2019
Balance at beginning of year	$41,470	$64,728
Additions from servicing retained loan sales	1,689	2,491
Other	—	22
Changes in fair value (1)	(18,831)	(25,771)
Fair value of MSRs at end of period	$24,328	$41,470

(1)	Changes in fair value are included within loss on mortgage servicing rights, net in the accompanying consolidated statements of operations and comprehensive loss.

At March 31, 2020 and December 31, 2019, the UPB of the mortgage servicing portfolio was comprised of the following:

	March 31,	December 31,
	2020	2019
Government insured	$155,821	$105,442
Conventional (1)	4,541,150	4,826,407
Total loans serviced (2)	$4,696,971	$4,931,849

(1)	In May 2020, the Company sold all of the conventional mortgage servicing for approximately $20.1 million, receiving approximately 74% of the proceeds upon sale, 6% of the proceeds upon transfer of the servicing and the final 20% upon transfer of all trailing documents. The Company used the proceeds from the MSR sale to pay off the MSR financing. (See Note 5.—Debt– MSR Financings)
(2)	At March 31, 2020, $4.5 billion of Freddie Mac servicing was pledged as collateral as part of the MSR Financing. Pledged collateral was approximately 95% of the fair value of MSRs in the consolidated balance sheets at March 31, 2020. No collateral was pledged as part of the MSR Financing at December 31, 2019. (See Note 5.—Debt– MSR Financings)

The table below illustrates hypothetical changes in fair values of MSRs caused by assumed immediate changes to key assumptions that are used to determine fair value. See Note 7.—Fair Value of Financial Instruments for a description of the key assumptions used to determine the fair value of MSRs.

	March 31,	December 31,
Mortgage Servicing Rights Sensitivity Analysis	2020	2019
Fair value of MSRs	$24,328	$41,470
Prepayment Speed:
Decrease in fair value from 10% adverse change	(1,951)	(1,850)
Decrease in fair value from 20% adverse change	(3,709)	(3,631)
Decrease in fair value from 30% adverse change	(5,305)	(5,325)
Discount Rate:
Decrease in fair value from 10% adverse change	(649)	(1,330)
Decrease in fair value from 20% adverse change	(1,266)	(2,579)
Decrease in fair value from 30% adverse change	(1,853)	(3,753)

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

Loss on mortgage servicing rights, net is comprised of the following for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended
	March 31,
	2020	2019
Change in fair value of mortgage servicing rights	$(18,831)	$(6,488)
Gain on sale of mortgage servicing rights	521	865
Loss on mortgage servicing rights, net	$(18,310)	$(5,623)

Servicing fees, net is comprised of the following for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended
	March 31,
	2020	2019
Contractual servicing fees	$3,049	$4,189
Late and ancillary fees	39	55
Subservicing and other costs	(581)	(1,275)
Servicing fees, net	$2,507	$2,969

Note 4.—Leases

The Company has four operating leases for office space and certain office equipment under long-term leases expiring at various dates through 2024.  During the three months ended March 31, 2020, cash paid for operating leases was $1.3 million while total operating lease expense was $1.6 million.  Operating lease expense includes short-term leases and sublease income, both of which are immaterial.  Additionally, during the three months ended March 31, 2020, we recognized right of use (ROU) asset impairment of $393 thousand related to the consolidation of one floor of our corporate office, reducing the carrying value of the lease asset to its estimated fair value.  The impairment charge is included in general, administrative and other expense in the consolidated statements of operations and comprehensive loss.  As of March 31, 2020, the Company had no additional operating or finance leases that had not yet commenced.

The following table presents the operating lease balances within the consolidated balance sheets, weighted average remaining lease term, and weighted average discount rates related to the Company’s operating leases as of March 31, 2020:

		March 31,
Lease Assets and Liabilities	Classification	2020
Assets
Operating lease ROU assets	Other assets	$ 15,803

Liabilities
Operating lease liabilities	Other liabilities	$ 19,503

Weighted average remaining lease term (in years)		4.4
Weighted average discount rate		4.8%

The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2020:

Year remaining 2020	$3,812
Year 2021	4,592
Year 2022	4,721
Year 2023	4,867
Year 2024	3,729
Total lease commitments	21,721
Less: imputed interest	(2,218)
Total operating lease liability	$19,503

Note 5.—Debt

Warehouse Borrowings

The Company, through its subsidiaries, enters into Master Repurchase Agreements with lenders providing warehouse facilities. The warehouse facilities are uncommitted facilities used to fund, and are secured by, residential mortgage loans from the time of funding until the time of settlement when sold to the investor.  In accordance with the terms of the Master Repurchase Agreements, the Company’s subsidiaries are required to maintain cash balances with the lender as additional collateral for the borrowings, which are included in restricted cash in the accompanying consolidated balance sheets.  At March 31, 2020, the Company was not in compliance with certain financial covenants and received the necessary waivers.

The following table presents certain information on warehouse borrowings and related accrued interest for the periods indicated:

	Maximum	Balance Outstanding at
	Borrowing	March 31,	December 31,
	Capacity	2020	2019	Maturity Date
Short-term borrowings:
Repurchase agreement 1 (1)	$75,000	$18,979	$25,953	May 29, 2020
Repurchase agreement 2 (2)	100,000	87,408	72,971	May 28, 2020
Repurchase agreement 3 (1)	425,000	68,997	250,722	May 29, 2020
Repurchase agreement 4	200,000	142,423	119,838	July 30, 2020
Repurchase agreement 5 (3)	300,000	103,447	72,666	May 31, 2020
Repurchase agreement 6 (1)	600,000	79,832	159,413	June 25, 2020
Total warehouse borrowings	$1,700,000	$501,086	$701,563

(1)	In May 2020, we settled all of the loans on repurchase agreements 1, 3 and 6 and closed the lines.
(2)	In May 2020, the line was extended 60 days pending the renewal process.
(3)	In May 2020, the line was extended 30 days pending the renewal process.

MSR Financings

In February 2018, IMC (Borrower) amended the Line of Credit Promissory Note (FHLMC and GNMA Financing) originally entered into in August 2017, increasing the maximum borrowing capacity of the revolving line of credit to $50.0 million and extending the term to January 31, 2019. In May 2018, the agreement was amended increasing the maximum borrowing capacity of the revolving line of credit to $60.0 million, increasing the borrowing capacity up to 60% of the fair market value of the pledged mortgage servicing rights and reducing the interest rate per annum to one-month LIBOR plus 3.0%.  As part of the May 2018 amendment, the obligations under the Line of Credit were secured by FHLMC and GNMA pledged mortgage servicing rights (subject to an acknowledgement agreement) and was guaranteed by IRES.  In April 2019, the maturity of the line was extended until January 31, 2020. In January 2020, the maturity of the line was extended to March 31, 2020. At March 31, 2020, the Company $15.0 million under the FHLMC and GNMA Financing and had no additional available capacity for borrowing.  In April 2020, the maturity of the line was extended to May 31, 2020. In May 2020, the line was repaid with the proceeds from the MSR sale.

Convertible Notes

In May 2015, the Company issued $25.0 million Convertible Promissory Notes (2015 Convertible Notes) to purchasers, some of which are related parties. The 2015 Convertible Notes were originally due to mature on or before May 9, 2020 and accrued interest at a rate of 7.5% per annum, to be paid quarterly. Transaction costs of approximately $50 thousand are being deferred and amortized over the life of the 2015 Convertible Notes.

Noteholders could convert all or a portion of the outstanding principal amount of the 2015 Convertible Notes into shares of the Company’s common stock (Conversion Shares) at a rate of $21.50 per share, subject to adjustment for stock splits and dividends (Conversion Price). The Company has the right to convert the entire outstanding principal of the 2015 Convertible Notes into Conversion Shares at the Conversion Price if the market price per share of the common stock, as measured by the average volume-weighted closing stock price per share of the common stock on the NYSE AMERICAN (or any other U.S. national securities exchange then serving as the principal such exchange on which the shares of common stock are listed), reaches the level of $30.10 for any twenty (20) trading days in any period of thirty (30) consecutive trading days after the Closing Date. Upon conversion of the 2015 Convertible Notes by the Company, the entire amount of accrued and unpaid interest (and all other amounts owing) under the 2015 Convertible Notes are immediately due and payable. To the extent the Company pays any cash dividends on its shares of common stock prior to conversion of the 2015 Convertible Notes, upon conversion of the 2015 Convertible Notes, the Noteholders will also receive such dividends on an as-converted basis of the 2015 Convertible Notes less the amount of interest paid by the Company prior to such dividend.

On April 15, 2020, the Company amended and restated the outstanding 2015 Convertible Notes in the principal amount of $25 million originally issued on May 8, 2015 pursuant to the terms of the Note Purchase Agreement between the Company and the noteholders of the 2015 Convertible Notes. The 2015 Convertible Notes have been amended to extend the maturity date by six months (until November 9, 2020) and to reduce the interest rate on such notes to 7.0% per annum (Amended Notes).  In connection with the issuance of the Amended Notes, the Company issued to the noteholders of the Amended Notes, warrants to purchase up to an aggregate of 212,649 shares of the Company’s common stock at a cash exercise price of $2.97 per share. The warrants are exercisable commencing on October 16, 2020 and expire on April 15, 2025.

Long-term Debt

Junior Subordinated Notes

The Company carries its Junior Subordinated Notes at estimated fair value as more fully described in Note 7.—Fair Value of Financial Instruments. The following table shows the remaining principal balance and fair value of Junior Subordinated Notes issued as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Junior Subordinated Notes (1)	$62,000	$62,000
Fair value adjustment	(22,368)	(16,566)
Total Junior Subordinated Notes	$39,632	$45,434

(1)	Stated maturity of March 2034; requires quarterly interest payments at a variable rate of 3-month LIBOR plus 3.75% per annum.

During the three months ended March 31, 2020, the change in fair value of the long-term debt was the result of a decrease in the 3-month LIBOR forward curve, which reduced the undiscounted cash flows used in this calculation.

Note 6.—Securitized Mortgage Trusts

Securitized Mortgage Trust Assets

Securitized mortgage trust assets, which are recorded at their estimated fair value, are comprised of the following at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Securitized mortgage collateral, at fair value	$2,248,813	$2,628,064
REO, at net realizable value (NRV)	4,510	6,682
Total securitized mortgage trust assets	$2,253,323	$2,634,746

Securitized Mortgage Trust Liabilities

Securitized mortgage trust liabilities, which are recorded at their estimated fair value, are comprised of the following at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Securitized mortgage borrowings	$2,238,208	$2,619,210

Changes in fair value of net trust assets, including trust REO gains, are comprised of the following for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended
	March 31,
	2020	2019
Change in fair value of net trust assets, excluding REO	$(4,096)	$(6,156)
Gains from REO	1,713	3,473
Change in fair value of net trust assets, including trust REO gains	$(2,383)	$(2,683)

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

The following table presents the estimated fair value of financial instruments included in the consolidated financial statements as of the dates indicated:

	March 31, 2020				December 31, 2019
	Carrying	Estimated Fair Value			Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$80,192	$80,192	$—	$—	$24,666	$24,666	$—	$—
Restricted cash	11,950	11,950	—	—	12,466	12,466	—	—
Mortgage loans held-for-sale	497,605	—	497,605	—	782,143	—	782,143	—
Mortgage servicing rights	24,328	—	—	24,328	41,470	—	—	41,470
Derivative assets, lending, net (1)	863	—	—	863	7,791	—	—	7,791
Securitized mortgage collateral	2,248,813	—	—	2,248,813	2,628,064	—	—	2,628,064

Liabilities
Warehouse borrowings	$501,086	$—	$501,086	$—	$701,563	$—	$701,563	$—
MSR financings	15,000	—	—	15,000	—	—	—	—
Convertible notes	24,999	—	—	24,999	24,996	—	—	24,996
Long-term debt	39,632	—	—	39,632	45,434	—	—	45,434
Securitized mortgage borrowings	2,238,208	—	—	2,238,208	2,619,210	—	—	2,619,210
Derivative liabilities, lending, net (2)	—	—	—	—	651	—	651	—

(1)	Represents IRLCs and are included in other assets in the accompanying consolidated balance sheets.
(2)	Represents Hedging Instruments and are included in other liabilities in the accompanying consolidated balance sheets.

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

Refer to Recurring Fair Value Measurements below for a description of the valuation methods used to determine the fair value of mortgage servicing rights, mortgage loans held-for-sale, securitized mortgage collateral and borrowings, long-term debt and derivative assets and liabilities.

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

●Level 1—Quoted prices (unadjusted) in active markets for identical instruments or liabilities that an entity has the ability to assess at measurement date.
●Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; inputs other than quoted prices that are observable for an asset or liability, including interest rates and yield curves observable at commonly quoted intervals, prepayment speeds, loss severities, credit risks and default rates; and market-corroborated inputs.
●Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers is unobservable.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when estimating fair value.

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its mortgage servicing rights, securitized mortgage collateral and borrowings, derivative assets and liabilities (IRLCs), and long-term debt as Level 3 fair value measurements. Level 3 assets and liabilities measured at fair value on a recurring basis were approximately 82% and 99% and 77% and 99%, respectively, of total assets and total liabilities measured at estimated fair value at March 31, 2020 and December 31, 2019.

Recurring Fair Value Measurements

The Company assesses its financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers between Level 1, Level 2 or Level 3 classified instruments during the three months ended March 31, 2020.

The following tables present the Company’s assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at March 31, 2020 and December 31, 2019, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	March 31, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Mortgage loans held-for-sale	$—	$497,605	$—	$—	$782,143	$—
Derivative assets, lending, net (1)	—	—	863	—	—	7,791
Mortgage servicing rights	—	—	24,328	—	—	41,470
Securitized mortgage collateral	—	—	2,248,813	—	—	2,628,064
Total assets at fair value	$—	$497,605	$2,274,004	$—	$782,143	$2,677,325
Liabilities
Securitized mortgage borrowings	$—	$—	$2,238,208	$—	$—	$2,619,210
Long-term debt	—	—	39,632	—	—	45,434
Derivative liabilities, lending, net (2)	—	—	—	—	651	—
Total liabilities at fair value	$—	$—	$2,277,840	$—	$651	$2,664,644

(1)	At March 31, 2020, derivative assets, lending, net included $863 thousand in IRLCs and is included in other assets in the accompanying consolidated balance sheets. At December 31, 2019, derivative assets, lending, net included $7.8 million in IRLCs and is included in other assets in the accompanying consolidated balance sheets.
(2)	At March 31, 2020 and December 31, 2019, derivative liabilities, lending, net are included in other liabilities in the accompanying consolidated balance sheets.

The following tables present reconciliations for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2020 and 2019:

	Level 3 Recurring Fair Value Measurements
	For the Three Months Ended March 31, 2020

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, December 31, 2019	$2,628,064	$(2,619,210)	$41,470	$7,791	$(45,434)
Total (losses) gains included in earnings:
Interest income (1)	(4,807)	—	—	—	—
Interest expense (1)	—	(9,926)	—	—	(161)
Change in fair value	(249,380)	245,284	(18,831)	(6,928)	9,036
Change in instrument specific credit risk	—	—	—	—	(3,073)	(2)
Total (losses) gains included in earnings	(254,187)	235,358	(18,831)	(6,928)	5,802
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	1,689	—	—
Settlements	(125,064)	145,644	—	—	—
Fair value, March 31, 2020	$2,248,813	$(2,238,208)	$24,328	$863	$(39,632)
Unrealized (losses) gains still held (3)	$(468,323)	$2,721,973	$24,328	$863	$22,368	(2)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $2.3 million for three months ended March 31, 2020. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive loss is primarily from contractual interest on the securitized mortgage collateral and borrowings.
(2)	Amount represents the change in instrument specific credit risk in other comprehensive loss in the consolidated statements of operations and comprehensive loss and is included in unrealized (losses) gains still held for long-term debt.
(3)	Represents the amount of unrealized (losses) gains relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at March 31, 2020.

	Level 3 Recurring Fair Value Measurements
	For the Three Months Ended March 31, 2019

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, December 31, 2018	$3,157,071	$(3,148,215)	$64,728	$3,351	$(44,856)
Total gains (losses) included in earnings:
Interest income (1)	6,255	—	—	—	—
Interest expense (1)	—	(13,553)	—	—	(114)
Change in fair value	21,084	(27,240)	(6,488)	(187)	265
Change in instrument specific credit risk	—	—	—	—	144	(2)
Total gains (losses) included in earnings	27,339	(40,793)	(6,488)	(187)	295
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	1,583	—	—
Settlements	(129,690)	137,272	—	—	—
Fair value, March 31, 2019	$3,054,720	$(3,051,736)	$59,823	$3,164	$(44,561)
Unrealized (losses) gains still held (3)	$(331,987)	$2,539,845	$59,823	$3,164	$17,439	(2)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $2.0 million for three months ended March 31, 2019. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive loss is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)	Amount represents the change in instrument specific credit risk in other comprehensive loss in the consolidated statements of operations and comprehensive loss and is included in unrealized (losses) gains still held for long-term debt.
(3)	Represents the amount of unrealized (losses) gains relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at March 31, 2019.

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and nonrecurring basis at March 31, 2020:

	Estimated	Valuation	Unobservable	Range of	Weighted
Financial Instrument	Fair Value	Technique	Input	Inputs	Average
Assets and liabilities backed by real estate
Securitized mortgage collateral, and	$2,248,813	DCF	Prepayment rates	2.5 - 34.6%	8.4%
Securitized mortgage borrowings	(2,238,208)		Default rates	0.02 - 24.0%	2.4%
			Loss severities	6.3 - 91.7%	56.8%
			Discount rates	4.4 - 25.0%	5.7%
Other assets and liabilities
Mortgage servicing rights	$24,328	DCF	Discount rates	9.0 - 13.0%	9.2%
			Prepayment rates	8.1 - 88.8%	24.8%
Derivative assets - IRLCs, net	863	Market pricing	Pull-through rates	0 - 99.9%	6.0%
Long-term debt	(39,632)	DCF	Discount rate	9.0%	9.0%

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

The following tables present the changes in recurring fair value measurements included in net loss for the three months ended March 31, 2020 and 2019:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	For the Three Months Ended March 31, 2020
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Revenue	(Loss) Gain on Sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$(4,807)	$—	$(249,380)		$—	$—	$—	$(254,187)
Securitized mortgage borrowings	—	(9,926)	245,284		—	—	—	235,358
Long-term debt	—	(161)	—		9,036	—	—	8,875
Mortgage servicing rights (2)	—	—	—		—	(18,831)	—	(18,831)
Mortgage loans held-for-sale	—	—	—		—	—	(45,493)	(45,493)
Derivative assets — IRLCs	—	—	—		—	—	(6,928)	(6,928)
Derivative liabilities — Hedging Instruments	—	—	—		—	—	651	651
Total	$(4,807)	$(10,087)	$(4,096)	(3)	$9,036	$(18,831)	$(51,770)	$(80,555)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in loss on MSRs, net in the consolidated statements of operations and comprehensive loss.

(3)	For the three months ended March 31, 2020, change in the fair value of net trust assets, excluding REO was $4.1 million.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	For the Three Months Ended March 31, 2019
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Income	(Loss) gain on Sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$6,255	$—	$21,084		$—	$—	$—	$27,339
Securitized mortgage borrowings	—	(13,553)	(27,240)		—	—	—	(40,793)
Long-term debt	—	(114)	—		265	—	—	151
Mortgage servicing rights (2)	—	—	—		—	(6,488)	—	(6,488)
Mortgage loans held-for-sale	—	—	—		—	—	3,469	3,469
Derivative assets — IRLCs	—	—	—		—	—	(187)	(187)
Derivative liabilities — Hedging Instruments	—	—	—		—	—	(422)	(422)
Total	$6,255	$(13,667)	$(6,156)	(3)	$265	$(6,488)	$2,860	$(16,931)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in loss on MSRs, net in the consolidated statements of operations and comprehensive loss.
(3)	For the three months ended March 31, 2019, change in the fair value of net trust assets, excluding REO was $6.2 million.

 The following is a description of the measurement techniques for items recorded at estimated fair value on a recurring basis.

Mortgage servicing rights—The Company elected to carry its MSRs arising from its mortgage loan origination operation at estimated fair value. The fair value of MSRs is based upon market prices for similar instruments and a discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at March 31, 2020.

Mortgage loans held-for-sale—The Company elected to carry its mortgage loans held-for-sale originated or acquired at estimated fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage loans held-for-sale as a Level 2 measurement at March 31, 2020.

Securitized mortgage collateral—The Company elected to carry its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows with observable market participant assumptions, where available. The Company’s assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of March 31, 2020, securitized mortgage collateral had UPB of $2.7 billion, compared to an estimated fair value on the Company’s balance sheet of $2.2 billion. The aggregate UPB exceeded the fair value by $0.5 billion at March 31, 2020. As of March 31, 2020, the UPB of loans 90 days or more past due was $0.4 billion compared to an estimated fair value of $0.1 billion. The aggregate UPB of loans 90 days or more past due exceeded the fair value by $0.3 billion at March 31, 2020. Securitized mortgage collateral is considered a Level 3 measurement at March 31, 2020.

Securitized mortgage borrowings—The Company elected to carry its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include the Company’s judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of March 31, 2020, securitized mortgage borrowings had an outstanding principal balance of $2.7 billion, net of $2.2 billion in bond losses, compared to an estimated fair value of $2.2 billion. The aggregate outstanding principal balance exceeded the fair value by $0.5 billion at March 31, 2020. Securitized mortgage borrowings are considered a Level 3 measurement at March 31, 2020.

Long-term debt—The Company elected to carry its remaining long-term debt (consisting of junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company’s own credit risk, including previous settlements with trust preferred debt holders and discounted cash flow analysis. As of March 31, 2020, long-term debt had UPB of $62.0. million compared to an estimated fair value of $39.6 million. The aggregate UPB exceeded the fair value by $22.4 million at March 31, 2020. The long-term debt is considered a Level 3 measurement at March 31, 2020.

Derivative assets and liabilities, lending—The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. The derivatives include IRLCs with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. The derivatives also include hedging instruments (typically TBA MBS) used to hedge the fair value changes associated with changes in interest rates relating to its mortgage lending originations. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated Pull-through Rate. The anticipated Pull-through Rate is an unobservable input based on historical experience, which results in classification of IRLCs as a Level 3 measurement at March 31, 2020.

The fair value of the Hedging Instruments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, the Hedging Instruments are classified as a Level 2 measurement at March 31, 2020.

The following table includes information for the derivative assets and liabilities related to lending for the periods presented:

			Total Losses
	Notional Amount		For the Three Months Ended
	March 31,	December 31,	March 31,
	2020	2019	2020	2019
Derivative – IRLC's (1)	$940,750	$419,035	$(6,928)	$(187)
Derivative – TBA MBS (2)	—	485,459	(10,271)	(1,476)
Derivative – Forward delivery loan commitment (3)	—	232,530	—	—

(1)	Amounts included in (loss) gain on sale of loans, net within the accompanying consolidated statements of operations and comprehensive loss.
(2)	Amounts included in (loss) gain on sale of loans, net and loss on mortgage servicing rights, net within the accompanying consolidated statements of operations and comprehensive loss.
(3)	As of December 31, 2019, $232.5 million in mortgage loans had been allocated to forward delivery loan commitments and recorded at fair value within LHFS in the accompanying consolidated balance sheets.

Nonrecurring Fair Value Measurements

The Company is required to measure certain assets and liabilities at estimated fair value from time to time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10.

The following tables present financial and non-financial assets measured using nonrecurring fair value measurements at March 31, 2020 and 2019, respectively:

	Nonrecurring Fair Value Measurements			Total Gains (Losses) (1)
	March 31, 2020			For the Three Months Ended
	Level 1	Level 2	Level 3	March 31, 2020
REO (2)	$—	$4,662	$—	$1,713
ROU asset impairment	—	—	15,803	(393)

(1)	Total gains reflect gains from all nonrecurring measurements during the period.
(2)	At March 31, 2020, $4.5 million of REO was within the securitized mortgage trust assets. Balance represents REO at March 31, 2020, which have been impaired subsequent to foreclosure. For the three months ended March 31, 2020, the Company recorded $1.7 million in gains which represent recovery of the NRV attributable to an improvement in state specific loss severities on properties held during the period which resulted in an increase to NRV.

	Nonrecurring Fair Value Measurements			Total Gains (1)
	March 31, 2019			For the Three Months Ended
	Level 1	Level 2	Level 3	March 31, 2019
REO (2)	$—	$13,596	$—	$3,473

(1)	Total REO gains reflect gains from all nonrecurring measurements during the period.
(2)	At March 31, 2019, $13.2 million of REO was within the securitized mortgage trust assets. Balance represents REO at March 31, 2019, which have been impaired subsequent to foreclosure. For the three months ended March 31, 2019, the Company recorded $3.5 million in gains which represent recovery of the NRV attributable to an improvement in state specific loss severities on properties held during the period which resulted in an increase to NRV.

Real estate owned—REO consists of residential real estate (within securitized mortgage trust assets) acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. REO balance representing REOs which have been impaired subsequent to foreclosure are subject to nonrecurring fair value measurement and are included in the nonrecurring fair value measurements tables. Fair values of REO are generally based on observable market inputs, and are considered Level 2 measurements at March 31, 2020.

ROU asset impairment—The Company performs reviews of its ROU assets for impairment when evidence exists that the carrying value of an asset may not be recoverable. During the first quarter of 2020, the Company recorded a $393 thousand ROU asset impairment charge related to the consolidation of one floor of our corporate office. The impairment charge is included in general, administrative and other expense in the consolidated statements of operations and comprehensive loss.  ROU asset was considered a Level 3 fair value measurement at March 31, 2020.

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

The Company adopted ASU 2019-12 on a prospective basis on January 1, 2020. The most significant impact to the Company included the removal of the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income). The changes also add a requirement for an entity to reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

The Company recorded income tax expense of $36 thousand and of $86 thousand for the three months ended March 31, 2020 and 2019, respectively. Tax expense for the three months ended March 31, 2020 is primarily the result of state income taxes from states where the Company does not have net operating loss carryforwards or state minimum taxes.  Tax expense for the three months ended March 31, 2019 is primarily the result of state income taxes from states where the Company does not have net operating loss carryforwards or state minimum taxes, offset by a benefit resulting from the intraperiod allocation rules that are applied when there is a pre-tax loss from continuing operations and pre-tax income from other comprehensive income.

At March 31, 2020, the Company had accumulated other comprehensive loss of $21.7 million, which was net of tax of $11.3 million.

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

Note 9.—Reconciliation of Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of vested common shares outstanding during the period (denominator). Diluted net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding plus the effect of dilutive potential common shares outstanding during the period using the if-converted method. Dilutive potential common shares include shares issuable upon conversion of Convertible Notes, dilutive effect of outstanding stock options, restricted stock awards (RSA), restricted stock units (RSU), deferred stock units (DSU) and cumulative redeemable preferred stock outstanding for the periods indicated, when dilutive.

	For the Three Months Ended
	March 31,
	2020	2019
Numerator for basic loss per share:
Net loss	$(64,731)	$(12,612)

Numerator for diluted loss per share:
Net loss	$(64,731)	$(12,612)
Interest expense attributable to convertible notes (1)	—	—
Net loss plus interest expense attributable to convertible notes	$(64,731)	$(12,612)

Denominator for basic loss per share (2):
Basic weighted average common shares outstanding during the period	21,228	21,159

Denominator for diluted loss per share (2):
Basic weighted average common shares outstanding during the period	21,228	21,159
Net effect of dilutive convertible notes (1)	—	—
Net effect of dilutive stock options, DSU’s, RSA's and RSU's (1)	—	—
Diluted weighted average common shares	21,228	21,159
Net loss per common share:
Basic	$(3.05)	$(0.60)
Diluted	$(3.05)	$(0.60)

(1)	Adjustments to diluted loss per share for the three months ended March 31, 2020 and 2019 were excluded from the calculation, as they were anti-dilutive.
(2)	Number of shares presented in thousands.

At March 31, 2020 and 2019, there were 1.3 million shares of RSA’s, RSU’s and DSU’s outstanding in the aggregate.  Additionally, for the three months ended March 31, 2020 and 2019, there were 1.2 million shares attributable to the 2015 Convertible Notes that were anti-dilutive.

In addition to the potential dilutive effects of stock options, restricted stock, restricted stock units, deferred stock units and convertible notes listed above, see Note 12.—Equity and Share Based Payments, Redeemable Preferred Stock, for a description of cumulative undeclared dividends in arrears which would also become dilutive in the event the Company is not successful in its appeal of the original court ruling.

Note 10.—Segment Reporting

The Company has three primary reporting segments which include mortgage lending, real estate services and long-term mortgage portfolio. Unallocated corporate and other administrative costs, including the costs associated with being a public company, are presented in Corporate and other.

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Three Months Ended March 31, 2020:	Lending	Services	Portfolio	and other	Consolidated
Loss on sale of loans, net	$(28,162)	$—	$—	$—	$(28,162)
Servicing fees, net	2,507	—	—	—	2,507
Loss on mortgage servicing rights, net	(18,310)	—	—	—	(18,310)
Real estate services fees, net	—	393	—	—	393
Other revenue	—	—	42	21	63
Other operating expense	(24,944)	(361)	(171)	(5,291)	(30,767)
Other income (expense)	2,100	—	7,940	(459)	9,581
Net (loss) earnings before income tax expense	$(66,809)	$32	$7,811	$(5,729)	(64,695)
Income tax expense					36
Net loss					$(64,731)

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Three Months Ended March 31, 2019:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$12,214	$—	$—	$—	$12,214
Servicing fees, net	2,969	—	—	—	2,969
Loss on mortgage servicing rights, net	(5,623)	—	—	—	(5,623)
Real estate services fees, net	—	806	—	—	806
Other revenue	—	—	(32)	32	—
Other operating expense	(17,500)	(387)	(138)	(4,245)	(22,270)
Other income (expense)	1,415	—	(1,580)	(457)	(622)
Net (loss) earnings before income tax expense	$(6,525)	$419	$(1,750)	$(4,670)	$(12,526)
Income tax expense					86
Net loss					$(12,612)

	Mortgage	Real Estate	Long-term	Corporate
Balance Sheet Items as of:	Lending	Services	Portfolio	and other	Consolidated
Total Assets at March 31, 2020 (1)	$636,798	$2	$2,253,382	$31,916	$2,922,098
Total Assets at December 31, 2019 (1)	$888,847	$6	$2,634,812	$22,614	$3,546,279

(1)	All segment asset balances exclude intercompany balances.

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

The legal matter updates summarized below are ongoing and may have an effect on the Company’s business and future financial condition and results of operations:

On December 7, 2011, a purported class action was filed in the Circuit Court of Baltimore City entitled Timm, v. Impac Mortgage Holdings, Inc, et al. alleging on behalf of holders of the Company’s 9.375% Series B Cumulative Redeemable Preferred Stock (Preferred B) and 9.125% Series C Cumulative Redeemable Preferred Stock (Preferred C) who did not tender their stock in connection with the Company’s 2009 completion of its Offer to Purchase and Consent Solicitation that the Company failed to achieve the required consent of the Preferred B and C holders, the consents to amend the Preferred stock were not effective because they were given on unissued stock (after redemption), the Company tied the tender offer with a consent requirement that constituted an improper “vote buying” scheme, and that the tender offer was a breach of a fiduciary duty. The action seeks the payment of two quarterly dividends for the Preferred B and C holders, the unwinding of the consents and reinstatement of the cumulative dividend on the Preferred B and C stock, and the election of two directors by the Preferred B and C holders. The action also seeks punitive damages and legal expenses. On July 16, 2018, the Court entered a Judgement Order whereby it (1) declared and entered judgment in favor of all defendants on all claims related to the Preferred C holders and all claims against all individual defendants thereby affirming the validity of the 2009 amendments to the Series B Articles Supplementary; (2) declared its interpretation of the voting provision language in the Preferred B Articles Supplementary to mean that consent of two-thirds of the Preferred B stockholders was required to approve the 2009 amendments to the Preferred B Articles Supplementary, which consent was not obtained, thus rendering the amendments invalid and leaving the 2004 Preferred B Articles Supplementary in effect; (3) ordered the Company to hold a special election within sixty days for the Preferred B stockholders to elect two directors to the Board of Directors pursuant to the 2004 Preferred B Articles Supplementary (which Directors will remain on the Company’s Board of Directors until such time as all accumulated dividends on the Preferred B have been paid or set aside for payment); and, (4) declared that the Company is required to pay three quarters of dividends on the Preferred B stock under the 2004 Articles Supplementary (approximately, $1.2 million, but did not order the Company to make any payment at this time). The Court declined to certify any class pending the outcome of appeals and certified its Judgment Order for immediate appeal.  On October 2, 2019, the appellate court held oral argument for all appeals in the matter.  On February 5, 2020, the Court of Special Appeal requested that the parties provide a supplemental memorandum explaining the appealability of the original circuit court opinion which the Company responded to on February 21, 2020.  On April 1, 2020, the Court of Special Appeal issued an opinion affirming the judgment in favor of plaintiffs on the Series B voting rights arguing that the voting rights provision was not ambiguous. In response, the Company filed a petition for a writ of certiorari to the Maryland Court of Appeal appealing the Court of Special Appeals opinion.  The petition was submitted by the Company on May 20, 2020 and there is now an opportunity for the plaintiff to respond.

On April 30, 2012, a purported class action was filed entitled Marentes v. Impac Mortgage Holdings, Inc., alleging that certain loan modification activities of the Company constitute an unfair business practice, false advertising and marketing, and that the fees charged are improper. The complaint seeks unspecified damages, restitution, injunctive relief, attorney’s fees and prejudgment interest. On August 22, 2012, the plaintiffs filed an amended complaint adding Impac Funding Corporation as a defendant and on October 2, 2012, the plaintiffs dismissed Impac Mortgage Holdings, Inc., without prejudice. On January 11, 2019, the trial court determined that the plaintiffs were unable to prove their case and ordered that judgment be entered in favor of the defendant.  On April 19, 2019, the plaintiffs filed their Notice of Appeal and the plaintiffs filed their opening brief on October 31, 2019.  The Company filed its response on February 19, 2020.  The plaintiffs filed their appellate reply on May 26, 2020.  The Court has yet to set a date for oral arguments.

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

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2019 for a full description of litigation and claims.

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

The following table summarizes the repurchase reserve activity, within other liabilities on the consolidated balance sheets, related to previously sold loans for the three months ended March 31, 2020 and year ended December 31, 2019:

	March 31,	December 31,
	2020	2019
Beginning balance	$8,969	$7,657
Provision for repurchases	5,395	5,487
Settlements	(1,780)	(4,175)
Total repurchase reserve	$12,584	$8,969

Corporate-owned Life Insurance Trusts

During the first quarter of 2020, there was a triggering event that caused the Company to reevaluate the consolidation of certain corporate-owned life insurance trusts. As a result, the Company has consolidated life insurance trusts for three former executive officers. The corporate-owned life insurance contracts are recorded at cash surrender value, which is provided by a third party and held within trusts. At March 31, 2020, the cash surrender value of the policies was $9.5 million and were recorded within other assets on the consolidated balance sheets. At March 31, 2020, the liability associated with the corporate-owned life insurance trusts was $10.8 million.

Corporate-owned life insurance trusts:	Trust #1	Trust #2	Trust #3	Total
Corporate-owned life insurance cash surrender value	$4,351	$3,328	$1,797	$9,476
Corporate-owned life insurance liability	4,929	3,888	1,940	10,757
Corporate-owned life insurance short-fall (1)	$(578)	$(560)	$(143)	$(1,281)
(1)	Total shortfall of $1.3 million was recorded as a change in retained deficit at the time of the consolidation of the trusts.

Commitments to Extend Credit

The Company enters into IRLCs with prospective borrowers whereby the Company commits to lend a certain loan amount under specific terms and interest rates to the borrower. These loan commitments are treated as derivatives and are carried at fair value. See Note 7. — Fair Value of Financial Instruments for more information.

Note 12.—Equity and Share Based Payments

Redeemable Preferred Stock

At March 31, 2020, the Company had outstanding $68.1 million liquidation preference of Series B and Series C Preferred Stock. The holders of each series of Preferred Stock, which are non-voting and redeemable at the option of the Company, retain the right to a $25.00 per share liquidation preference in the event of a liquidation of the Company and the right to receive dividends on the Preferred Stock if any such dividends are declared.

As discussed within Note 11.—Commitments and Contingencies, all rights of the Preferred B holders under the 2004 Articles were deemed reinstated. Subject to an appeal, the Company has cumulative undeclared dividends in arrears of approximately $16.4 million, or approximately $24.61 per outstanding share of Preferred B, increasing the liquidation value to approximately $49.61 per share. Additionally, every quarter the cumulative undeclared dividends in arrears will increase by $0.5859 per share, or approximately $390 thousand.  The liquidation preference, inclusive of the cumulative undeclared dividends in arrears, is only payable upon voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs.

Share Based Payments

The following table summarizes activity, pricing and other information for the Company’s stock options for the three months ended March 31, 2020:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at the beginning of the year	914,470	$8.10
Options granted	30,000	5.34
Options exercised	(9,500)	4.84
Options forfeited/cancelled	(53,084)	8.69
Options outstanding at the end of the period	881,886	8.00
Options exercisable at the end of the period	456,364	$10.75

As of March 31, 2020, there was approximately $809 thousand of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 1.8 years.

The following table summarizes activity, pricing and other information for the Company’s restricted stock units (RSU’s) for the three months ended March 31, 2020:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
RSU’s outstanding at beginning of the year	75,000	$3.75
RSU’s granted	242,961	5.34
RSU’s issued	—	—
RSU’s forfeited/cancelled	—	—
RSU’s outstanding at end of the period	317,961	$4.96

As of March 31, 2020, there was approximately $895 thousand of total unrecognized compensation cost related to the RSU compensation arrangements granted under the plan. That cost is expected to be recognized over the remaining weighted average period of 2.7 years.

The following table summarizes activity, pricing and other information for the Company’s deferred stock units (DSU’s) for the three months ended March 31, 2020:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
DSU’s outstanding at the beginning of the year	54,500	$6.61
DSU’s granted	15,000	5.34
DSU’s issued	—	—
DSU’s forfeited/cancelled	—	—
DSU’s outstanding at the end of the period	69,500	$6.34

As of March 31, 2020, there was approximately $387 thousand of total unrecognized compensation cost related to the DSU compensation arrangements granted under the plan. That cost is expected to be recognized over the remaining weighted average period of 2.6 years.

The following table summarizes activity, pricing and other information for the Company’s restricted stock awards (RSA’s) for the three months ended March 31, 2020:

Weighted-
Average
	Number of	Grant Date
	Shares	Fair Value
RSA’s outstanding at beginning of the year	35,069	$3.57
RSA’s granted	—	—
RSA’s issued	—	—
RSA’s forfeited/cancelled	—	—
RSA’s outstanding at end of the period	35,069	$3.57

As of March 31, 2020, there was no unrecognized compensation cost related to the RSA compensation arrangements granted under the plan as the amounts were accrued as part of an executive stay bonus in accordance with the executive’s employment agreement.

Note 13.—Subsequent Events

Subsequent events have been evaluated through the date of this filing.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in thousands, except per share data or as otherwise indicated)

Unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to Impac Mortgage Holdings, Inc. (the Company or IMH), a Maryland corporation incorporated in August 1995, and its direct and indirect wholly-owned subsidiaries, Integrated Real Estate Service Corporation (IRES), Impac Mortgage Corp. (IMC), IMH Assets Corp. (IMH Assets), Copperfield Capital Corporation and Impac Funding Corporation (IFC).

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “likely,” “projected,” “should,” “could,” “seem to,” “anticipate,” “plan,” “intend,” “project,” “assume,” or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to the following: ongoing impact on the U.S. economy and financial markets due to the outbreak of the novel coronavirus, and any adverse impact or disruption to the Company’s operations; unemployment rates; successful development, marketing, sale and financing of new and existing financial products, ability to successfully re-engage in lending activities; inability to successfully reduce prepayment on our mortgage loans; ability to successfully diversify our loan products; decrease in our mortgage servicing portfolio or its market value; ability to increase our market share and geographic footprint in the various residential mortgage businesses; ability to manage and sell MSRs as needed; ability to successfully sell loans to third-party investors; volatility in the mortgage industry; unexpected interest rate fluctuations and margin compression; our ability to manage personnel expenses in relation to mortgage production levels; our ability to successfully use warehousing capacity and satisfy financial covenants; increased competition in the mortgage lending industry by larger or more efficient companies; issues and system risks related to our technology including cyber risk and data security risk; ability to successfully create cost and product efficiencies through new technology; more than expected increases in default rates or loss severities and mortgage related losses; ability to obtain additional financing, through lending and repurchase facilities, debt or equity funding, strategic relationships or otherwise; the terms of any financing, whether debt or equity, that we do obtain and our expected use of proceeds from any financing; increase in loan repurchase requests and ability to adequately settle repurchase obligations; failure to create brand awareness; the outcome, including any settlements, of litigation or regulatory actions pending against us or other legal contingencies; and our compliance with applicable local, state and federal laws and regulations and other general market and economic conditions.

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the period ended December 31, 2019, and other subsequent reports we file under the Securities Exchange Act of 1934. This document speaks only as of its date and we do not undertake, and specifically disclaim any obligation, to release publicly the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements except as required by law.

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

Selected Financial Results

	For the Three Months Ended
	March 31,	December 31,	March 31,
(in thousands, except per share data)	2020	2019	2019
Revenues:
(Loss) gain on sale of loans, net	$(28,162)	$26,072	$12,214
Servicing fees, net	2,507	2,973	2,969
(Loss) gain on mortgage servicing rights, net	(18,310)	353	(5,623)
Real estate services fees, net	393	753	806
Other	63	220	—
Total revenues	(43,509)	30,371	10,366
Expenses:
Personnel expense	20,664	18,005	14,121
Business promotion	3,128	3,091	2,923
General, administrative and other	6,975	6,284	5,226
Total expenses	30,767	27,380	22,270
Operating (loss) income:	(74,276)	2,991	(11,904)
Other income (expense):
Net interest income	2,928	2,501	1,796
Change in fair value of long-term debt	9,036	(2,388)	265
Change in fair value of net trust assets	(2,383)	(3,964)	(2,683)
Total other income (expense)	9,581	(3,851)	(622)
Loss before income taxes	(64,695)	(860)	(12,526)
Income tax expense (benefit)	36	(183)	86
Net loss	$(64,731)	$(677)	$(12,612)
Other comprehensive loss:
Change in fair value of mortgage-backed securities	—	(121)	21
Change in fair value of instrument specific credit risk	(3,073)	474	96
Total comprehensive loss	$(67,804)	$(324)	$(12,495)

Diluted weighted average common shares	21,228	21,220	21,159
Diluted loss per share	$(3.05)	$(0.03)	$(0.60)

Status of Operations

Summary

The first quarter of 2020 was a tale of two quarters, and we believe turned out to be more challenging than any in our industry anticipated. While January and February saw substantial growth in monthly loan volumes and GAAP and Core earnings, dynamics quickly shifted as the spread of the novel coronavirus (COVID-19) accelerated into a global pandemic (pandemic) in mid-March. Significant dislocation in the financial markets quickly ensued, resulting in one of the fastest market declines in history. In late March, in response to the pandemic, the rapid deterioration in financial markets and the uncertainty around the various initiatives promulgated by the U.S. Federal Government, the Federal Reserve and other state and local governmental and governmental sponsored entities (GSEs) relating to economic stimulus, mortgage principal and interest forbearance, liquidity and origination and servicing practices, the Company instituted a temporary suspension of all lending activities believing it prudent to de-risk and to protect liquidity during this unprecedented time. We believe these actions were crucial to preserving long-term value for our capital partners and stakeholders.

In mid-March, we undertook a series of actions to help ensure the safety and productivity of our employees and help prevent the spread of COVID-19 among our workforce.  Substantially all of our employees have been working remotely since March 16, 2020.  As part of the temporary suspension of lending activities, we furloughed a significant amount of our workforce beginning in March 2020.  We greatly value the health and well-being of our employees and their families and consistent with our furlough policy, have covered and continue to cover employees’ costs of health and medical benefits under the furlough period to provide tangible support during this time of hardship.

In March 2020, to reduce leverage on our consolidated balance sheets, we began to sell assets, repay debt, and generate additional cash liquidity. Since March 31, 2020, we have continued to substantially reduce leverage on our balance sheet through asset sales and debt repayments. Between April 1, 2020 and May 31, 2020, we sold approximately $469.0 million in mortgage loans, repaid approximately $490.0 million of associated warehouse borrowings, extended the maturity of the $25.0 million in Convertible Promissory Notes, originally due May 8, 2020 an additional six months to November 9, 2020, completed the sale of $4.1 billion in unpaid principal balance (UPB) of Freddie Mac mortgage servicing rights (MSRs) and repaid the associated $15.0 million outstanding on the MSR borrowing facility in its entirety.  In addition, during the first quarter and through the date of this filing, we have satisfied all obligations under our warehouse lending and repurchase facilities and chose to right-size our borrowing capacity, by reducing capacity since March 31, 2020 from $1.7 billion to $600.0 million and reducing warehouse counterparties from six to three over the same period.  We believe our existing borrowing capacity is sufficient to fund our near-term origination activities. By May 31, 2020, we had substantially de-levered the balance sheet while increasing our unrestricted cash balance from $24.7 million at December 31, 2019, to approximately $58.0 million at May 31, 2020, while also having a balance of unencumbered whole loans with a UPB of approximately $18.9 million.  While we intend to maintain a defensive posture due to the significant risks still present in the marketplace, we announced on June 4, 2020, that we have re-engaged lending activities, initially expected to be GSE, Federal Housing Administration (FHA) and Veterans Affairs (VA) lending. We are currently evaluating the Non-Agency jumbo and non-qualified mortgage (NonQM) products and will continue to monitor these market segments as facts and circumstances evolve particularly relating to the reemergence of NonQM.

Key Metrics – First quarter 2020

●	At March 31, 2020, unrestricted cash increased to $80.2 million as compared to $24.7 million at December 31, 2019.
●	For the three months ended March 31, 2020, total originations were flat at $1.5 billion as compared to the three months ended December 31, 2019 and increased from $581.5 million for the three months ended March 31, 2019.
●	NonQM mortgage origination volumes were $261.6 million for the three months ended March 31, 2020 compared to $325.7 million for the three months ended December 31, 2019 and $343.3 million for the three months ended March 31, 2019.
●	Mortgage servicing portfolio decreased to $4.7 billion at March 31, 2020 as compared to $4.9 billion at December 31, 2019 and $6.2 billion at March 31, 2019.
●	Mortgage servicing rights decreased to $24.3 million at March 31, 2020 as compared to $41.5 million at December 31, 2019 and $59.8 million at March 31, 2019.
●	Net losses of $64.7 million for the three months ended March 31, 2020 as compared to net losses of $677 thousand for the three months ended December 31, 2019 and net losses of $12.6 million for the three months ended March 31, 2019.
●	Loss on sale of loans of $28.2 million for the three months ended March 31, 2020 as compared to gain on sale of loans of $26.1 million for the three months ended December 31, 2019 and $12.2 million for the three months ended March 31, 2019.
●	Servicing fees, net decreased to $2.5 million for the three months ended March 31, 2020 from $3.0 million for the three months ended December 31, 2019 and from $3.0 million for the three months ended March 31, 2019.

●	Operating expenses (personnel, business promotion and general, administrative and other) for the three months ended March 31, 2020 increased to $30.8 million from $27.4 million for the three months ended December 31, 2019 and $22.3 million for the three months ended March 31, 2019.

For the first quarter of 2020, we reported net loss of $64.7 million, or $3.05 per diluted common share, as compared to net loss of $12.6 million, or $0.60 per diluted common share, for the first quarter of 2019.  For the first quarter of 2020, core loss before tax (as defined below) was $56.1 million, or $2.64 per diluted common share, as compared to core loss before tax of $5.8 million, or $0.28 per diluted common share, for the first quarter of 2019.

Our first quarter 2020 results were significantly impacted by the effects of the pandemic, which ultimately led to significant losses for the quarter.  While our origination volumes increased substantially early in the quarter, the financial markets became dislocated in March and our profitability was negatively impacted as a result of substantial widening of spreads on credit assets and a reduction in available liquidity to finance credit assets, causing a severe decline in the values assigned by investors and counterparties for our NonQM position. As a result, for the quarter ended March 31, 2020, the predominance of our loss was due to the substantial remarking of our NonQM position resulting in a significant loss on sale of loans, net as well as a mark-to-market decrease in fair value of our MSRs, as a result of the significant decline in interest rates as a result of the pandemic.  During the first quarter of 2020, operating expenses (personnel, business promotion and general, administrative and other) increased to $30.8 million from $22.3 million for the quarter ended March 31, 2019. The increase is primarily related to an increase in staffing levels as a result of the 161% increase in origination volumes during the first quarter of 2020 as compared to the same period in 2019.

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (GAAP), we use the following non-GAAP financial measures: core (loss) earnings and core (loss) earnings per share.  Core (loss) earnings and core (loss) earnings per share are financial measurements calculated by adjusting GAAP earnings before tax to exclude certain non-cash items, such as fair value adjustments and mark-to-market of mortgage servicing rights (MSRs), and legacy non-recurring expenses.  The fair value adjustments are non-cash items which management believes should be excluded when discussing our ongoing and future operations.  We use core earnings as we believe that it more accurately reflects our current business operations of mortgage originations and further aids our investors in understanding and analyzing our core operating results and comparing them among periods. These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for net (loss) earnings before income taxes, net (loss) earnings or diluted (loss) earnings per share (EPS) prepared in accordance with GAAP.  The tables below provide a reconciliation of net (loss) earnings before tax and diluted (loss) earnings per share to non-GAAP core (loss) earnings and per share non-GAAP core (loss) earnings:

	For the Three Months Ended
	March 31,	December 31,	March 31,
(in thousands, except per share data)	2020	2019	2019
Net loss before tax:	$(64,695)	$(860)	$(12,526)

Change in fair value of mortgage servicing rights	15,294	(3,694)	3,671
Change in fair value of long-term debt	(9,036)	2,388	(265)
Change in fair value of net trust assets, including trust REO gains	2,383	3,964	2,683
Legal settlements and professional fees, for legacy matters	—	—	50
Severance	—	—	539
Core (loss) earnings before tax	$(56,054)	$1,798	$(5,848)

Diluted weighted average common shares	21,228	21,220	21,159
Diluted core (loss) earnings per share before tax	$(2.64)	$0.08	$(0.28)

Diluted loss per share	$(3.05)	$(0.03)	$(0.60)
Adjustments:
Income tax expense (benefit)	—	(0.01)	—
Change in fair value of mortgage servicing rights	0.72	(0.17)	0.17
Change in fair value of long-term debt	(0.42)	0.11	(0.01)
Change in fair value of net trust assets, including trust REO gains	0.11	0.18	0.13
Legal settlements and professional fees, for legacy matters	—	—	—
Severance	—	—	0.03
Diluted core (loss) earnings per share before tax	$(2.64)	$0.08	$(0.28)

Originations by Channel:

	For the Three Months Ended March 31,
	March 31,	December 31,	%	March 31,	%
(in millions)	2020	2019	Change	2019	Change
Retail	$1,310.0	$1,231.5	6%	$321.6	307%
Wholesale	152.1	219.1	(31)	202.9	(25)
Correspondent	54.2	59.0	(8)	57.0	(5)
Total originations	$1,516.3	$1,509.6	0%	$581.5	161%

During the first quarter of 2020, total originations increased slightly as compared to the fourth quarter of 2019 and increased 161% as compared to $581.5 million in the first quarter of 2019.  The increase in originations from the first quarter of 2019 was the result of the substantial decrease in mortgage interest rates during the first quarter of 2020 as a result of the global COVID-19 pandemic.

Our loan products primarily include conventional loans eligible for sale to Fannie Mae and Freddie Mac, NonQM mortgages and loans eligible for government insurance (government loans) by the Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).

Originations by Loan Type:

	For the Three Months Ended March 31,
(in millions)	2020	2019	% Change
Conventional	$1,221.2	$205.7	494%
NonQM	261.6	343.3	(24)
Government (1)	33.5	32.5	3
Total originations	$1,516.3	$581.5	161%

(1)	Includes all government-insured loans including FHA, VA and USDA.

We entered 2020 building on the strong momentum gained over the past year repositioning the Company and focusing on our core NonQM lending business. During the first quarter of 2020, prior to the disruption caused by the pandemic, we originated $261.6 million in NonQM loans and were on pace to exceed our fourth quarter 2019 NonQM originations.  As financial markets became dislocated in March 2020, spreads widened substantially on credit assets due to potential pandemic related payment delinquencies and forbearances, causing a severe decline in the values assigned by investors and counterparties for NonQM assets. As a result, we ceased originating NonQM loans in the beginning of March 2020 as the decline in value increased the cost and liquidity to finance the product, reduced the ability to finance additional NonQM loans with lenders as well as diminished stable capital markets distribution exits.

During the first quarter of 2020, the origination volume of NonQM loans decreased to $261.6 million as compared to $325.7 million in the fourth quarter of 2019 and decreased from $343.3 million in the first quarter of 2019.   In the first quarter of 2020, the retail channel accounted for 22% of NonQM originations while the wholesale and correspondent channels accounted for 78% of NonQM production. In the fourth quarter of 2019, the retail channel accounted for 17% of NonQM originations while the wholesale and correspondent channels accounted for 83% of NonQM production as compared 26% and 74%, respectively, in the first quarter of 2019. In the first quarter of 2020, our NonQM origination volume had an average FICO of 729 and a weighted average LTV of 68% as compared to an average FICO of 736 and a weighted average LTV of 70% for the quarter ended December 31, 2019 and an average FICO of 728 and a weighted average LTV of 69% for the quarter ended March 31, 2019. The NonQM loans originated have all been sold on a servicing released basis.

Despite our current pause originating NonQM loans, we still believe there is an underserved mortgage market for borrowers with good credit who may not meet the qualified mortgage (QM) guidelines set out by the CFPB. We believe the quality, consistency and performance of our loans has been demonstrated through the issuance of four securitizations since 2018.  All four securitizations were 100% backed by Impac NonQM collateral with the senior tranches receiving AAA ratings.  We will continue to monitor and evaluate the stabilization and reemergence of the NonQM market including capital markets distribution exits for the product.

Originations by Purpose:

	For the Three Months Ended March 31,
(in millions)	2020	%	2019	%
Refinance	$1,401.4	92%	$410.2	71%
Purchase	114.9	8	171.3	29
Total originations	$1,516.3	100%	$581.5	100%

During the first quarter of 2020, refinance volume increased approximately 242% to $1.4 billion as compared to $410.2 million in the first quarter of 2019 as a result of the substantial decrease in mortgage interest rates during the first quarter of 2020 driven by the COVID-19 pandemic. Our purchase money transactions declined 33% to $114.9 million during the first quarter of 2020, as compared to $171.3 million in the first quarter of 2019.  The reduction in purchase money transactions stems from the previously discussed decrease in interest rates which has significantly increased homeowners ability and demand to refinance.

Mortgage Servicing Portfolio:

	March 31,	December 31,	%
(Unpaid principal balance (UPB), in millions)	2020	2019	Change
Mortgage servicing portfolio	$4,697.0	$4,931.8	(4.8)%

The mortgage servicing portfolio decreased slightly to $4.7 billion at March 31, 2020 as compared to $4.9 billion at December 31, 2019 and $6.2 billion at March 31, 2019.  The decrease in the mortgage servicing portfolio was due to our efforts to strengthen our liquidity position and reposition the Company by focusing on our core NonQM lending business. Throughout 2019 and into the first quarter of 2020, we continued to selectively retain mortgage servicing as well as increase whole loan sales on a servicing released basis to investors.  The servicing portfolio generated net servicing fees of $2.5 million in the first quarter of 2020, a 16% decrease over the net servicing fees of $3.0 million in the first quarter of 2019, as a result of the decrease in mortgage interest rates which began in the first quarter of 2019, which caused portfolio runoff.  Delinquencies within the servicing portfolio have remained low at 0.49% for 60+ days delinquent as of March 31, 2020 as compared to 0.51% at December 31, 2019. In May 2020, we completed the sale of $4.1 billion in UPB of Freddie Mac MSRs which will further reduce net servicing fees going forward.

The following table includes information about our mortgage servicing portfolio:

	At March 31,	% 60+ days	At December 31,	% 60+ days
(in millions)	2020	delinquent (1)	2019	delinquent (1)
Freddie Mac	$4,541.2	0.42%	$4,826.2	0.47%
Ginnie Mae	155.8	2.54	105.4	2.41
Fannie Mae	—	0.00	0.2	0.00
Total servicing portfolio	$4,697.0	0.49%	$4,931.8	0.51%

(1)	Based on loan count.

For the first quarter of 2020, real estate services fees were $393 thousand as compared to $753 thousand in the fourth quarter of 2019 and $806 thousand in the first quarter of 2019.  Most of our real estate services business is generated from our long-term mortgage portfolio, and as the long-term mortgage portfolio continues to decline, we expect real estate services and the related revenues to decline.

In our long-term mortgage portfolio, the residual interests generated cash flows of $354 thousand in the first quarter of 2020 as compared to $399 thousand in the fourth quarter of 2019 and $488 thousand in the first quarter of 2019.  The estimated fair value of the net residual interests decreased $421 thousand in the first quarter of 2020 to $15.1 million at March 31, 2020, as a result of an increase in loss assumptions for certain trusts as well as cash flows received, partially offset by the decrease in forward LIBOR during the first quarter of 2020.

For additional information regarding the long-term mortgage portfolio refer to Financial Condition and Results of Operations below.

Liquidity and Capital Resources

During the three months ended March 31, 2020, we funded our operations primarily from mortgage lending revenues and, to a lesser extent, real estate services fees and cash flows from our residual interests in securitizations.  Mortgage lending revenues include (loss) gain on sale of loans, net, servicing fees, net, proceeds from the sale of mortgage servicing rights and other mortgage related income.  We funded mortgage loan originations using warehouse facilities, which are repaid once the loan is sold.  We may continue to manage our capital through the financing or sale of mortgage servicing rights.  We may also seek to raise capital by issuing debt or equity.

In mid-February we began instituting measures to increase liquidity as the risk of the rapidly spreading COVID-19 pandemic continued to outpace expectations.  We satisfied all margin calls due under our To Be Announced (TBA) hedging agreements, and warehouse lending and repurchase facilities.  In March 2020, we made the determination that our interest rate hedges were no longer effective in hedging asset market values as a result of the market dislocation, which caused an inability to monetize the value of our locked and funded loan portfolio. As a result, on March 18, 2020, we

closed out the entirety of our TBA hedge position.   In late March 2020, we instituted a temporary suspension of all lending activities believing it prudent to de-risk, protect liquidity and prepare for the potential of a prolonged global recession.  During March 2020, we began to sell assets, repay debt, and generate additional cash liquidity. As of March 31, 2020, our unrestricted cash was $80.2 million. Between April 1, 2020 and May 31, 2020, we sold approximately $469.0 million in mortgage loans, repaid approximately $490.0 million of associated warehouse borrowings, completed the sale of $4.1 billion in UPB of Freddie Mac MSRs and repaid the associated $15.0 million outstanding on the MSR borrowing facility in its entirety.  We have right sized our warehouse borrowing capacity reducing capacity from $1.7 billion to $600.0 million and reducing warehouse counterparties from six to three.

In February 2018, IMC (Borrower), amended the Line of Credit Promissory Note (FHLMC and GNMA Financing) originally entered into in August 2017, increasing the maximum borrowing capacity of the revolving line of credit to $50.0 million and extending the term to January 31, 2019. In May 2018, the agreement was amended increasing the maximum borrowing capacity of the revolving line of credit to $60.0 million, increasing the borrowing capacity up to 60% of the fair market value of the pledged mortgage servicing rights and reducing the interest rate per annum to one-month LIBOR plus 3.0%.  As part of the May 2018 amendment, the obligations under the Line of Credit are secured by FHLMC and GNMA pledged mortgage servicing rights (subject to an acknowledge agreement) and is guaranteed by Integrated Real Estate Services, Corp.  In April 2019, the maturity of the line was extended until January 31, 2020. In January 2020, the maturity of the line was extended to March 31, 2020. At March 31, 2020, we borrowed $15.0 million under the FHLMC and GNMA Financing and had no additional available capacity for borrowing.  In April 2020, the maturity of the line was extended to May 31, 2020. In May 2020, the line was repaid with the proceeds from the MSR sale.

In May 2015, we issued $25.0 million Convertible Promissory Notes (Convertible Notes). The Convertible Notes originally matured on or before May 9, 2020 and accrued interest at a rate of 7.5% per annum, paid quarterly. On April 15, 2020, we amended and restated the Convertible Notes to extend the maturity date by six months (until November 9, 2020) and to reduce the interest rate on such notes to 7.0% per annum (Amended Notes).  In connection with the issuance of the Amended Notes, we issued to the holders of the Amended Notes, warrants to purchase up to an aggregate of 212,649 shares of our common stock at a cash exercise price of $2.97 per share. The warrants are exercisable commencing on October 16, 2020 and expire on April 15, 2025. We are currently evaluating various options as to the appropriate settlement or extension of the Convertible Notes.

In May 2020, we completed the sale of $4.1 billion in UPB of Freddie Mac MSRs for approximately $20.1 million receiving 74% of the proceeds upon sale, 6% of the proceeds upon transfer of the servicing and the final 20% upon transfer of all trailing documents. We used the proceeds from the MSR sale to pay off the $15.0 million MSR financing.

Our results of operations and liquidity are materially affected by conditions in the markets for mortgages and mortgage-related assets, as well as the broader financial markets and the general economy. Concerns over economic recession, geopolitical issues, unemployment, the availability and cost of financing, the mortgage market and real estate market conditions contribute to increased volatility and diminished expectations for the economy and markets. Volatility and uncertainty in the marketplace may make it more difficult for us to obtain financing or raise capital on favorable terms or at all. Our operations and profitability may be adversely affected if we are unable to obtain cost-effective financing and profitable and stable capital market distribution exits.

It is important for us to sell or securitize the loans we originate and, when doing so, maintain the option to also sell the related MSRs associated with these loans.  Some investors have raised concerns about the high prepayment speeds of our loans generated through our retail direct channel and this has resulted and could further result in adverse pricing or delays in our ability to sell or securitize loans and related MSRs on a timely and profitable basis.  During the fourth quarter of 2017, Fannie Mae sufficiently limited the manner and volume for our deliveries of eligible loans such that we elected to cease deliveries to them and we expanded our whole loan investor base for these loans.  During 2019 and through the first quarter of 2020, we completed servicing released loan sales to whole loan investors and expect to continue to utilize these alternative exit strategies for Fannie Mae eligible loans.  We continue to take steps to manage our prepayment speeds to be more consistent with our industry peers and to reestablish the full confidence and delivery mechanisms to our investor base. We remain an approved Seller and Servicer with Fannie Mae and Freddie Mac.

We believe that current cash balances, cash flows from our mortgage lending operations, the sale of mortgage servicing rights, real estate services fees generated from our long-term mortgage portfolio, availability on our warehouse lines of credit and residual interest cash flows from our long-term mortgage portfolio are adequate for our current operating needs based on the current operating environment. We believe the mortgage and real estate services market is volatile, highly competitive and subject to increased regulation. Competition in mortgage lending comes primarily from mortgage bankers, commercial banks, credit unions and other finance companies which operate in our market area as well as throughout the United States. We compete for loans principally on the basis of the interest rates and loan fees we charge, the types of loans we originate and the quality of services we provide to borrowers, brokers and sellers.  Additionally, performance of the long-term mortgage portfolio is subject to the current real estate market and economic conditions. Cash flows from our residual interests in securitizations are sensitive to delinquencies, defaults and credit losses associated with the securitized loans. Losses in excess of current estimates will reduce the residual interest cash receipts from our long-term mortgage portfolio.

While we continue to pay our obligations as they become due, the ability to continue to meet our current and long-term obligations is dependent upon many factors, particularly our ability to successfully operate our mortgage lending and real estate services segment, manage and monetize our MSRs, and realize cash flows from the long-term mortgage portfolio. Our future financial performance and profitability are dependent in large part upon the ability to expand our mortgage lending platform successfully.

Critical Accounting Policies

We define critical accounting policies as those that are important to the portrayal of our financial condition and results of operations. Our critical accounting policies require management to make difficult and complex judgments that rely on estimates about the effect of matters that are inherently uncertain due to the effect of changing market conditions and/or consumer behavior. In determining which accounting policies meet this definition, we considered our policies with respect to the valuation of our assets and liabilities and estimates and assumptions used in determining those valuations. We believe the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations include those issues included in Management’s Discussion and Analysis of Results of Operations in IMH’s report on Form 10-K for the year ended December 31, 2019.

Financial Condition and Results of Operations

Financial Condition

As of March 31, 2020 compared to December 31, 2019

The following table shows the condensed consolidated balance sheets for the following periods:

(in thousands, except per share data)	March 31,	December 31,	$	%
	2020	2019	Change	Change
ASSETS
Cash	$80,192	$24,666	$55,526	225%
Restricted cash	11,950	12,466	(516)	(4)
Mortgage loans held-for-sale	497,605	782,143	(284,538)	(36)
Mortgage servicing rights	24,328	41,470	(17,142)	(41)
Securitized mortgage trust assets	2,253,323	2,634,746	(381,423)	(14)
Other assets	54,700	50,788	3,912	8
Total assets	$2,922,098	$3,546,279	$(624,181)	(18)%
LIABILITIES & EQUITY
Warehouse borrowings	$501,086	$701,563	$(200,477)	(29)%
MSR financings	15,000	—	15,000	n/a
Convertible notes	24,999	24,996	3	0
Long-term debt (Par value; $62,000)	39,632	45,434	(5,802)	(13)
Securitized mortgage trust liabilities	2,238,208	2,619,210	(381,002)	(15)
Repurchase reserve	12,584	8,969	3,615	40
Other liabilities	55,152	41,870	13,282	32
Total liabilities	2,886,661	3,442,042	(555,381)	(16)
Total equity	35,437	104,237	(68,800)	(66)
Total liabilities and stockholders’ equity	$2,922,098	$3,546,279	$(624,181)	(18)%

Book value per share	$1.67	$4.90	$(3.23)	(66)%
Tangible Book value per share	$1.67	$4.90	$(3.23)	(66)%

At March 31, 2020, cash increased $55.5 million to $80.2 million from $24.7 million at December 31, 2019.  Cash balances increased primarily due a decrease in warehouse haircuts (difference between loan balance funded and amount advanced by warehouse lender) as well as borrowing against the MSR financing facility. Offsetting the increase in cash was the payment of operating expenses.

LHFS decreased $284.5 million to $497.6 million at March 31, 2020 as compared to $782.1 million at December 31, 2019.  The decrease was due to $1.5 billion in originations during the three months ended March 31, 2020 partially offset by $1.7 billion in loan sales. As a normal course of our origination and sales cycle, loans held-for-sale at the end of any period are generally sold within one or two subsequent months.

MSRs decreased $17.1 million to $24.3 million at March 31, 2020 as compared to $41.5 million at December 31, 2019. The decrease was due to mark-to-market decreases in fair value of $18.8 million partially offset by additions of $1.7 million from servicing retained loan sales of $184.9 million in UPB.  At March 31, 2020 and December 31, 2019, we serviced $4.7 billion and $4.9 billion, respectively, in UPB for others.  As previously discussed, in May 2020, we sold $4.1 billion in UPB of Freddie Mac mortgage servicing.

Warehouse borrowings decreased $200.5 million to $501.1 million at March 31, 2020 as compared to $701.6 million at December 31, 2019. The decrease was due to a $284.5 million decrease in LHFS at March 31, 2020. Our total borrowing capacity was $1.7 billion at March 31, 2020 and December 31, 2019.  Subsequent to March 31, 2020, we have right-sized our warehouse lending capacity reducing it by $1.1 billion to $600 million and reducing warehouse counterparties from six to three.

We have a MSR financing facility of $60.0 million.  This facility allows us to borrow up to 60% of the fair market value of Freddie Mac and Ginnie Mae (subject to an acknowledgment agreement) pledged mortgage servicing rights. At March 31, 2020, we had drawn down $15.0 million against the facility and had no additional availabile capacity for borrowing based on the fair market value of our mortgage servicing rights.  In May 2020, the line was repaid with the proceeds from the aforementioned MSR sale.

Repurchase reserve increased $3.6 million to $12.6 million at March 31, 2020 as compared to $9.0 million at December 31, 2019.  The increase was due to a $5.4 million provision for repurchases as a result of an increase in expected early payoffs and future losses, partially offset by $1.8 million in settlements primarily related to repurchased loans as well as refunds of premiums to investors for early payoffs on loans sold.

Book value per share decreased 66%, or $3.23, to $1.67 at March 31, 2020 as compared to $4.90 at December 31, 2019. Book value per common share decreased 131% to ($0.77) as of March 31, 2020, as compared to $2.47 as of December 31, 2019 (inclusive of the remaining $51.8 million of liquidation preference on our preferred stock).  In the event we are not successful in appealing the Preferred B litigation, inclusive of the Preferred B stock cumulative undeclared dividends in arrears of $16.4 million, common book value per share was ($1.54) at March 31, 2020.

The changes in total assets and liabilities, at fair market value, are primarily attributable to decreases in our trust assets and trust liabilities as summarized below.

	March 31,	December 31,	$	%
	2020	2019	Change	Change
Securitized mortgage collateral	$2,248,813	$2,628,064	$(379,251)	(14)%
Other trust assets	4,510	6,682	(2,172)	(33)
Total trust assets (1)	2,253,323	2,634,746	(381,423)	(14)

Securitized mortgage borrowings	$2,238,208	$2,619,210	$(381,002)	(15)%
Total trust liabilities (1)	2,238,208	2,619,210	(381,002)	(15)
Residual interests in securitizations	$15,115	$15,536	$(421)	(3)%

(1)	At March 31, 2020, the UPB of trust assets and trust liabilities was approximately $2.8 billion and $2.7 billion, respectively. At December 31, 2019, the UPB of trust assets and trust liabilities was approximately $3.0 billion and $2.9 billion, respectively.

We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining specified overcollateralization levels and other specified parameters (such as maximum delinquency and cumulative default) within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of total trust assets and total trust liabilities, was $15.1 million at March 31, 2020 as compared to $15.5 million at December 31, 2019.

We update our collateral assumptions quarterly based on recent delinquency, default, prepayment and loss experience. Additionally, we update the forward interest rates and investor yield (discount rate) assumptions based on information derived from market participants. During the three months ended March 31, 2020, actual losses were slightly elevated as compared to forecasted losses for the majority of trusts, including those with residual value.  Principal payments and liquidations of securitized mortgage collateral and securitized mortgage borrowings also contributed to the reduction in trust assets and liabilities.  The decrease in residual fair value at March 31, 2020 was the result of an increase in loss assumptions for certain trusts partially offset by the decrease in forward LIBOR during the first quarter of 2020.

●	The estimated fair value of securitized mortgage collateral decreased $379.3 million during the three months ended March 31, 2020, primarily due to reductions in principal from borrower payments and transfers of loans to Real Estate Owned (REO) for single-family and multi-family collateral. Additionally, other trust assets decreased

$2.2 million during the three months ended March 31, 2020, primarily due to a decrease in REO from liquidations of $7.8 million. Partially offsetting the decrease was an increase of $3.9 million in REO from foreclosures and a $1.7 million increase in the net realizable value (NRV) of REO.

●	The estimated fair value of securitized mortgage borrowings decreased $381.0 million during the three months ended March 31, 2020, primarily due to reductions in principal balances from principal payments during the period for single-family and multi-family collateral partially offset by an increase in loss assumptions.

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

The following table presents changes in the trust assets and trust liabilities for the three months ended March 31, 2020:

				TRUST LIABILITIES
	Level 3 Recurring Fair
	Value Measurement			Level 3 Recurring Fair
		NRV (1)		Value Measurement
	Securitized	Real		Securitized	Net
	mortgage	estate	Total trust	mortgage	trust
	collateral	owned	assets	borrowings	assets
Recorded fair value at December 31, 2019	$2,628,064	$6,682	$2,634,746	$(2,619,210)	$15,536
Total gains/(losses) included in earnings:
Interest income	(4,807)	—	(4,807)	—	(4,807)
Interest expense	—	—	—	(9,926)	(9,926)
Change in FV of net trust assets, excluding REO (1)	(249,380)	—	(249,380)	245,284	(4,096)
Gains from REO – not at FV but at NRV (2)	—	1,713	1,713	—	1,713
Total gains (losses) included in earnings	(254,187)	1,713	(252,474)	235,358	(17,116)
Transfers in and/or out of level 3	—	—	—	—	—
Purchases, issuances and settlements	(125,064)	(3,885)	(128,949)	145,644	16,695
Recorded fair value at March 31, 2020	$2,248,813	$4,510	$2,253,323	$(2,238,208)	$15,115

(1)	Represents change in fair value of net trust assets, including trust REO gains in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2020.
(2)	Accounted for at net realizable value.

Inclusive of gains from REO, total trust assets above reflect a net loss of $247.7 million as a result of a decrease in fair value from securitized mortgage collateral of $249.4 million offset by gains from REO of $1.7 million. Net gains on trust liabilities were $235.4 million as a result of the decrease in fair value of securitized mortgage borrowings. As a result, other income—change in fair value of net trust assets, including trust REO gains (losses) decreased by $2.4 million for the three months ended March 31, 2020.

The table below reflects the net trust assets as a percentage of total trust assets (residual interests in securitizations):

	March 31,	December 31,
	2020	2019
Net trust assets	$15,115	$15,536
Total trust assets	2,253,323	2,634,746
Net trust assets as a percentage of total trust assets	0.67%	0.59%

For the three months ended March 31, 2020, the estimated fair value of the net trust assets increased as a percentage of total trust assets due to an increase in prepayments and prepayment assumptions and a decrease in forward LIBOR offset by an increase in losses and loss assumptions.

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

The following tables present the estimated fair value of our residual interests, by securitization vintage year, and other related assumptions used to derive these values at March 31, 2020 and December 31, 2019:

	Estimated Fair Value of Residual			Estimated Fair Value of Residual
	Interests by Vintage Year at			Interests by Vintage Year at
	March 31, 2020			December 31, 2019
Origination Year	SF	MF	Total	SF	MF	Total
2002-2003 (1)	$7,558	$528	$8,086	$8,075	$604	$8,679
2004	3,479	787	4,266	3,386	709	4,095
2005	27	12	39	—	88	88
2006	—	2,724	2,724	—	2,674	2,674
Total	$11,064	$4,051	$15,115	$11,461	$4,075	$15,536
Weighted avg. prepayment rate	11.2%	13.8%	11.3%	10.5%	11.4%	10.6%
Weighted avg. discount rate	18.1	17.4	18.0	18.0	17.2	17.8

(1)	2002-2003 vintage year includes CMO 2007-A, since the majority of the mortgages collateralized in this securitization were originated during this period.

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

The table below reflects the estimated future credit losses and investor yield requirements for trust assets by product (SF and MF) and securitization vintage at March 31, 2020:

	Estimated Future			Investor Yield
	Losses (1)			Requirement (2)
	SF	MF		SF	MF
2002-2003	9%	*	(3)	5%	9%
2004	7	*	(3)	5	5
2005	11	3		4	3
2006	14	1		4	4
2007	14	*	(3)	4	2

(1)	Estimated future losses derived by dividing future projected losses by UPB at March 31, 2020.
(2)	Investor yield requirements represent our estimate of the yield third-party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.
(3)	Represents less than 1%.

Despite the increase in housing prices through March 31, 2020, housing prices in many parts of the country are still at levels which have significantly reduced or eliminated equity for loans originated after 2003. Future loss estimates are significantly higher for mortgage loans included in securitization vintages after 2005 which reflect severe home price deterioration and defaults experienced with mortgages originated during these periods.

Long-Term Mortgage Portfolio Credit Quality

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days delinquent or greater, foreclosures and delinquent bankruptcies were $483.6 million, or 17.2% of the long-term mortgage portfolio, at March 31, 2020 as compared to $511.3 million or 17.3% at December 31, 2019.

The following table summarizes the gross UPB of loans in our mortgage portfolio, included in securitized mortgage collateral and REO, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

	March 31,	Total	December 31,	Total
Securitized mortgage collateral	2020	Collateral	2019	Collateral
60 - 89 days delinquent	$78,839	2.8%	$88,553	3.0%
90 or more days delinquent	168,991	6.0	191,781	6.5
Foreclosures (1)	160,316	5.7	155,082	5.2
Delinquent bankruptcies (2)	75,427	2.7	75,880	2.6
Total 60 or more days delinquent	$483,573	17.2%	$511,296	17.3%
Total collateral	$2,815,411	100.0%	$2,964,654	100.0%

(1)	Represents properties in the process of foreclosure.
(2)	Represents bankruptcies that are 30 days or more delinquent.

The following table summarizes the gross securitized mortgage collateral and REO at NRV, that were non-performing as of the dates indicated (excludes 60-89 days delinquent):

		Total		Total
	March 31,	Collateral	December 31,	Collateral
	2020	%	2019	%
90 or more days delinquent, foreclosures and delinquent bankruptcies	$404,734	14.4%	$422,743	14.3%
Real estate owned inside and outside trusts	4,662	0.2	6,834	0.2
Total non-performing assets	$409,396	14.6%	$429,577	14.5%

Non-performing assets consist of non-performing loans (mortgages that are 90 or more days delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is our policy to place a mortgage on nonaccrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. IFC, a subsidiary of IMH and master servicer, may be required to advance funds, or in most cases cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages. As of March 31, 2020, non-performing assets (UPB of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total collateral was 14.6%.  At December 31, 2019, non-performing assets to total collateral was 14.5%.  Non-performing assets decreased by approximately $20.2 million at March 31, 2020 as compared to December 31, 2019. At March 31, 2020, the estimated fair value of non-performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) was $76.7 million or 2.6% of total assets. At December 31, 2019, the estimated fair value of non-performing assets was $158.4 million or 4.5% of total assets.

REO, which consists of residential real estate acquired in satisfaction of loans, is carried at the lower of cost or net realizable value less estimated selling costs. Adjustments to the loan carrying value required at the time of foreclosure are included in the change in the fair value of net trust assets. Changes in our estimates of net realizable value subsequent to the time of foreclosure and through the time of ultimate disposition are recorded as change in fair value of net trust assets including trust REO gains (losses) in the consolidated statements of operations and comprehensive loss.

For the three months ended March 31, 2020 and 2019, we recorded an increase of $1.7 million and $3.5 million in net realizable value of REO, respectively.  Increases of the net realizable value reflect increases in value of the REO subsequent to foreclosure date, but prior to the date of sale.

The following table presents the balances of REO:

	March 31,	December 31,
	2020	2019
REO	$17,310	$21,195
Impairment (1)	(12,648)	(14,361)
Ending balance	$4,662	$6,834
REO inside trusts	$4,510	$6,682
REO outside trusts	152	152
Total	$4,662	$6,834

(1)	Impairment represents the cumulative write-downs of net realizable value subsequent to foreclosure.

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

Results of Operations

For the Three Months Ended March 31, 2020 compared to the Three Months Ended March 31, 2019

	For the Three Months Ended March 31,
			$	%
	2020	2019	Change	Change
Revenues	$(43,509)	$10,366	$(53,875)	(520)%
Expenses	(30,767)	(22,270)	(8,497)	(38)
Net interest income	2,928	1,796	1,132	63
Change in fair value of long-term debt	9,036	265	8,771	3310
Change in fair value of net trust assets, including trust REO gains (losses)	(2,383)	(2,683)	300	11
Income tax expense	(36)	(86)	50	58
Net loss	$(64,731)	$(12,612)	$(52,119)	(413)%
Loss per share available to common stockholders—basic	$(3.05)	$(0.60)	$(2.45)	(412)%
Loss per share available to common stockholders—diluted	$(3.05)	$(0.60)	$(2.45)	(412)%

Revenues

	For the Three Months Ended March 31,
			$	%
	2020	2019	Change	Change
(Loss) gain on sale of loans, net	$(28,162)	$12,214	$(40,376)	(331)%
Servicing fees, net	2,507	2,969	(462)	(16)
Loss on mortgage servicing rights, net	(18,310)	(5,623)	(12,687)	(226)
Real estate services fees, net	393	806	(413)	(51)
Other revenues	63	—	63	n/a
Total revenues	$(43,509)	$10,366	$(53,875)	(520)%

(Loss) gain on sale of loans, net.  For the three months ended March 31, 2020, (loss) gain on sale of loans, net was a loss of ($28.2) million compared to a gain of $12.2 million in the comparable 2019 period. The $40.4 million decrease for the three months ended March 31, 2020 is primarily due to a $49.0 million increase in mark-to-market losses on LHFS, a $15.5 million increase in realized and unrealized net losses on derivative financial instruments, a $6.1 million increase in direct loan origination expenses and a $3.8 million increase in provision for repurchases. Partially offsetting these increases in losses on sale of loans was a $33.9 million increase in gain on sale of loans and a $106 thousand increase of premiums from servicing retained loan sales for the three months ended March 31, 2020.

As the pandemic and its effects on the economy escalated in the United States in early March 2020, the financial markets destabilized resulting in economic disruption and substantial market volatility. The destabilization of financial markets was closely followed by a substantial widening of spreads on credit assets and a reduction in available liquidity to finance credit assets, including the sizable NonQM position within our LHFS portfolio and pipeline. As a result, for the quarter ended March 31, 2020, the predominance of our loss was due to the substantial remarking of our NonQM position as a result of spreads widening substantially on credit assets due to potential pandemic related payment delinquencies and forbearances, causing a severe decline in the values assigned by counterparties for NonQM assets, which resulted in a significant loss on sale of loans, net. For the three months ended March 31, 2020, we originated and sold $1.5 billion and $1.7 billion of loans, respectively, as compared to $581.5 million and $469.4 million of loans originated and sold, respectively, during the same period in 2019.

Servicing fees, net.  For the three months ended March 31, 2020, servicing fees, net were $2.5 million compared to $3.0 million in the comparable 2019 period.  The decrease in servicing fees, net was the result of the significant decrease in mortgage interest rates as compared to the first quarter of 2019.  The substantial decrease in mortgage interest rates caused a significant increase in runoff of our mortgage servicing portfolio which decreased the servicing portfolio average balance 24% to $4.7 billion for the three months ended March 31, 2020 as compared to an average balance of $6.2 billion for the three months ended March 31, 2019.  During the three months ended March 31, 2020, we had $184.9 million in servicing retained loan sales. As previously discussed, in May 2020, we completed the sale of $4.1 billion in UPB of Freddie Mac MSRs and as a result, we expect servicing fees, net to decline in future periods.

Loss on mortgage servicing rights, net

	For the Three Months Ended March 31,
			$	%
	2020	2019	Change	Change
Gain on sale of mortgage servicing rights	$521	$865	$(344)	(40)
Changes in fair value:
Due to changes in valuation market rates, inputs or assumptions	(15,815)	(4,536)	(11,279)	(249)
Other changes in fair value:
Scheduled principal prepayments	(394)	(783)	389	50
Voluntary prepayments	(2,622)	(1,169)	(1,453)	(124)
Total changes in fair value	$(18,831)	$(6,488)	$(12,343)	(190)%

Loss on mortgage servicing rights, net	$(18,310)	$(5,623)	$(12,687)	(226)%

For the three months ended March 31, 2020, loss on MSRs, net was $18.3 million compared to a loss of $5.6 million in the comparable 2019 period.  For the three months ended March 31, 2020, we recorded a $18.8 million loss from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market rates, inputs and assumptions as well as voluntary and scheduled prepayments.  As a result of the aforementioned decrease in interest rates during 2019 and through the first quarter of 2020, $18.4 million of the $18.8 million change in fair value of MSRs was due to prepayments, with $15.8 million primarily due to an increase in prepayment speed assumptions and $2.6 million due to voluntary prepayments.

Real estate services fees, net.  For the three months ended March 31, 2020, real estate services fees, net were $393 thousand as compared to $806 thousand in the comparable 2019 period. The $413 thousand decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio.

For the Three Months Ended March 31, 2020 compared to the Three Months Ended March 31, 2019

Expenses

	For the Three Months Ended March 31,
			$	%
	2020	2019	Change	Change
Personnel expense	$20,664	$14,121	$6,543	46%
Business promotion	3,128	2,923	205	7
General, administrative and other	6,975	5,226	1,749	33
Total expenses	$30,767	$22,270	$8,497	38%

Total expenses increased by $8.5 million, or 38%, to $30.8 million for the first quarter of 2020, compared to $22.3 million for the comparable period in 2019.  Personnel expense increased $6.5 million to $20.7 million for the three months ended March 31, 2020 as compared to the same period in 2019.  The increase is primarily related to an increase in commission expense and staffing levels as a result of the aforementioned increase in origination volumes, which increased 161% during the first quarter of 2020 as compared to the same period in 2019.  Despite the increase in personnel expense as a result of the increase in origination volume during the quarter, personnel expense decreased to 136 bps of fundings as compared to 243 bps of fundings for the same period in 2019.  As a result of the decrease in mortgage interest rates in 2019 and through the first quarter of 2020, we increased overhead to align capacity levels with our increased origination volumes and projections. As a result, average headcount increased 39% for the first quarter of 2020 as compared to the same period in 2019.

Business promotion increased $205 thousand to $3.1 million for the three months ended March 31, 2020 as compared to $2.9 million for the same period in the prior year.  Business promotion increased slightly as a result of the significant decrease in interest rates and our effort to capture additional market share during the first quarter.  We continue to believe the appropriate consumer direct marketing strategy to be digital campaigns, which allow for a more cost effective approach, increasing the ability to be more price and product competitive to more specific target geographies.

General, administrative and other expenses increased to $7.0 million for the three months ended March 31, 2020, compared to $5.2 million for the same period in 2019.  The increase was partially related to a $623 thousand increase in occupancy expense primarily due to right of use (ROU) asset impairment as well as additional leased space as compared to the first quarter of 2019.  In August 2019, we entered into an agreement to lease additional office space in our corporate office to accommodate the staffing increase during the third quarter of 2019.  During the first quarter of 2020, as a result of the pandemic and subsequent reduction in lending activities, we consolidated one floor of our corporate office and recognized ROU asset impairment of $393 thousand for the additional space leased in August 2019, in addition to a $198 thousand increase in occupancy expense as compared to the first quarter of 2019.  The increase was also due to a $490 thousand increase in legal and professional fees, a $387 thousand increase in general expenses and a $247 thousand increase associated with our investment in infrastructure related to the increase in originations during the first quarter of 2020.

Net Interest Income

We earn net interest income primarily from mortgage assets, which include securitized mortgage collateral and loans held-for-sale, or collectively, “mortgage assets,” and, to a lesser extent, interest income earned on cash and cash equivalents. Interest expense is primarily interest paid on borrowings secured by mortgage assets, which include securitized mortgage borrowings and warehouse borrowings and to a lesser extent, interest expense paid on long-term debt, Convertible Notes and MSR Financing. Interest income and interest expense during the period primarily represents the effective yield, based on the fair value of the trust assets and liabilities.

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

	For the Three Months Ended March 31,
	2020			2019
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$2,438,439	$27,714	4.55%	$3,105,895	$40,022	5.15%
Mortgage loans held-for-sale	715,715	8,320	4.65	348,517	5,117	5.87
Other	36,713	61	0.66	29,697	115	1.55
Total interest-earning assets	$3,190,867	$36,095	4.52%	$3,484,109	$45,254	5.20%
LIABILITIES
Securitized mortgage borrowings	$2,428,709	$25,386	4.18	$3,099,976	$38,052	4.91%
Warehouse borrowings	668,938	6,244	3.73	293,578	3,796	5.17
MSR financing facilities	2,308	24	4.16	—	—	—
Long-term debt	42,533	1,041	9.79	44,709	1,132	10.13
Convertible notes	24,997	472	7.55	24,986	471	7.54
Other	4	—	—	53	7	52.83
Total interest-bearing liabilities	$3,167,489	$33,167	4.19%	$3,463,302	$43,458	5.02%
Net interest spread (1)		$2,928	0.34%		$1,796	0.18%
Net interest margin (2)			0.37%			0.21%

(1)	Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.
(2)	Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest spread increased $1.1 million for the three months ended March 31, 2020 primarily attributable to an increase in the net interest spread between loans held-for-sale and their related warehouse borrowings, an increase in the net interest spread on the securitized mortgage collateral and securitized mortgage borrowings and a decrease in interest expense on the long-term debt.  As a result, the net interest margin increased to 0.37% for the three months ended March 31, 2020 from 0.21% for the three months ended March 31, 2019.

During the quarter ended March 31, 2020, the yield on interest-earning assets decreased to 4.52% from 5.20% in the comparable 2019 period. The yield on interest-bearing liabilities decreased to 4.19% for the three months ended March 31, 2020 from 5.02% for the comparable 2019 period.  In connection with the fair value accounting for securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense are recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to a decrease in LIBOR which resulted in a decrease in yield as compared to the previous period.

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

During the three months ended March 31, 2020, the fair value of the long-term debt decreased $6.0 million.  The decrease in estimated fair value was the result of a $9.0 million change in the market specific credit risk during the quarter partially offset by a reduction of $3.1 million change in the instrument specific credit risk and an increase due to accretion.

During the three months ended March 31, 2019, the fair value of the long-term debt decreased $295 thousand.  The decrease in estimated fair value was the result of a $265 thousand change in the market specific credit risk during the quarter as well as a $144 thousand change in the instrument specific credit risk partially offset by an increase due to accretion.

Change in fair value of net trust assets, including trust REO losses

	For the Three Months Ended
	March 31,
	2020	2019
Change in fair value of net trust assets, excluding REO	$(4,096)	$(6,156)
Gains from REO	1,713	3,473
Change in fair value of net trust assets, including trust REO gains	$(2,383)	$(2,683)

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $2.4 million for the three months ended March 31, 2020.  The change in fair value of net trust assets, excluding REO was due to $4.1 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral as a result of increases in loss assumptions on certain trusts during the period partially offset by a decrease in forward LIBOR. Additionally, the NRV of REO increased $1.7 million during the period attributed to lower expected loss severities on properties within certain states held in the long-term mortgage portfolio during the period.

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

Income Taxes

We recorded an income tax expense of $36 thousand and $86 thousand for the three months ended March 31, 2020 and 2019, respectively.  Tax expense for the three months ended March 31, 2020 and 2019,  is primarily the result of state income taxes from states where we do not have net operating loss carryforwards or state minimum taxes, offset by a benefit resulting from the intraperiod allocation rules that are applied when there is a pre-tax loss from continuing operations and pre-tax income from other comprehensive income.

As of December 31, 2019, we had estimated federal net operating loss (NOL) carryforwards of approximately $566.6 million. Federal NOL carryforwards begin to expire in 2027.  As of December 31, 2019, we had estimated California NOL carryforwards of approximately $385.2 million, which begin to expire in 2028.  We may not be able to realize the maximum benefit due to the nature and tax entities that hold the NOLs.

Results of Operations by Business Segment

We have three primary operating segments: Mortgage Lending, Long-Term Mortgage Portfolio and Real Estate Services. Unallocated corporate and other administrative costs, including the cost associated with being a public company, are presented in Corporate. Segment operating results are as follows:

Mortgage Lending

	For the Three Months Ended March 31,
			$	%
	2020	2019	Change	Change
(Loss) gain on sale of loans, net	$(28,162)	$12,214	$(40,376)	(331)%
Servicing fees, net	2,507	2,969	(462)	(16)
Loss on mortgage servicing rights, net	(18,310)	(5,623)	(12,687)	(226)
Total revenues	(43,965)	9,560	(53,525)	(560)

Other income	2,100	1,415	685	48

Personnel expense	(17,980)	(12,059)	(5,921)	(49)
Business promotion	(3,123)	(2,896)	(227)	(8)
General, administrative and other	(3,841)	(2,545)	(1,296)	(51)
Loss before income taxes	$(66,809)	$(6,525)	$(60,284)	(924)%

For the three months ended March 31, 2020, (loss) gain on sale of loans, net was a loss of ($28.2) million compared to a gain of $12.2 million in the comparable 2019 period. The $40.4 million decrease for the three months ended March 31, 2020 is primarily due to a $49.0 million increase in mark-to-market losses on LHFS, a $15.5 million increase in realized and unrealized net losses on derivative financial instruments, a $6.1 million increase in direct loan origination expenses and a $3.8 million increase in provision for repurchases. Partially offsetting these increases in losses on sale of loans was a $33.9 million increase in gain on sale of loans and a $106 thousand increase of premiums from servicing retained loan sales for the three months ended March 31, 2020.

As previously discussed, for the quarter ended March 31, 2020, the predominance of our loss was due to the substantial remarking of our NonQM position as a result of spreads widening substantially on credit assets due to potential pandemic related payment delinquencies and forbearances, causing a severe decline in the values assigned by counterparties for NonQM assets, which resulted in a significant loss on sale of loans, net. For the three months ended March 31, 2020, we originated and sold $1.5 billion and $1.7 billion of loans, respectively, as compared to $581.5 million and $469.4 million of loans originated and sold, respectively, during the same period in 2019.

For the three months ended March 31, 2020, servicing fees, net were $2.5 million compared to $3.0 million in the comparable 2019 period.  The decrease in servicing fees, net was the result of the significant decrease in mortgage interest rates as compared to the first quarter of 2019.  The substantial decrease in mortgage interest rates caused a significant increase in runoff of our mortgage servicing portfolio which decreased the servicing portfolio average balance 24% to $4.7 billion for the three months ended March 31, 2020 as compared to an average balance of $6.2 billion for the three months ended March 31, 2019.  During the three months ended March 31, 2020, we had $184.9 million in servicing retained loan sales. As previously discussed, in May 2020, we completed the sale of $4.1 billion in UPB of Freddie Mac MSRs and as a result, we expect servicing fees, net to decline in future periods.

For the three months ended March 31, 2020, loss on MSRs, net was a loss of $18.3 million compared to a loss of $5.6 million in the comparable 2019 period.  For the three months ended March 31, 2020, we recorded a $18.8 million loss from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market rates, inputs and assumptions as well as voluntary and scheduled prepayments.  As a result of the aforementioned decrease in interest rates during 2019 and through the first quarter of 2020, $18.4 million of the $18.8 million change in fair value of MSRs was due to prepayments, with $15.8 million primarily due to an increase in prepayment speed assumptions and $2.6 million due to voluntary prepayments.

For the three months ended March 31, 2020, other income increased to $2.1 million as compared to $1.4 million in the comparable 2019 period. The $685 thousand increase in other income was primarily due to a $755 thousand increase net interest spread between loans held-for-sale and their related warehouse borrowing during the first quarter of 2020 as compared to the comparable period in 2019. Partially offsetting the increase in other income was a $40 thousand decrease on invested cash balances, a $24 thousand increase in interest expense related to an increase in the utilization of the MSR financing facilities during the first quarter of 2020 and a $14 thousand decrease in interest income on mortgage-backed securities purchased and sold during 2019.

Personnel expense increased $5.9 million to $18.0 million for the three months ended March 31, 2020 as compared to $12.1 million in the comparable 2019 period.  The increase is primarily related to an increase in commission expense and staffing levels as a result of the aforementioned increase in origination volumes, which increased 161% during the first quarter of 2020 as compared to the same period in 2019.  Despite the increase in personnel expense as a result of the increase in origination volume during the quarter, personnel expense decreased to 119 bps of funding’s as compared to 207 bps of funding’s for the same period in 2019.  As a result of the decrease in mortgage interest rates in 2019 and through the first quarter of 2020, we increased overhead to align capacity levels with our increased origination volumes and projections. As a result, average headcount increased 41% for the first quarter of 2020 as compared to the same period in 2019.

Business promotion increased $227 thousand to $3.1 million for the three months ended March 31, 2020 as compared to $2.9 million for the same period in the prior year.  Business promotion increased slightly as a result of the significant decrease in interest rates and our effort to capture additional market share during the first quarter.  We continue to believe the appropriate consumer direct marketing strategy to be digital campaigns, which allow for a more cost effective approach, increasing the ability to be more price and product competitive to more specific target geographies.

General, administrative and other expenses increased to $3.8 million for the three months ended March 31, 2020, compared to $2.5 million for the same period in 2019.  The increase was partially related to a $662 thousand increase in occupancy expense primarily due to ROU asset impairment as well as additional leased space as compared to the first quarter of 2019.  In August 2019, we entered into an agreement to lease additional office space in our corporate office to accommodate the staffing increase during the third quarter of 2019.  During the first quarter of 2020, as a result of the pandemic and subsequent reduction in lending activities, we consolidated one floor of our corporate office and recognized ROU asset impairment of $393 thousand for the additional space leased in August 2019, in addition to a $198 thousand increase in occupancy expense as compared to the first quarter of 2019.  The increase was also due to a $300 thousand increase in general expenses, a $215 thousand increase associated with our investment in infrastructure and technology and a $118 thousand increase in legal and professional fees related to the increase in originations during the first quarter of 2020.

Long-Term Mortgage Portfolio

	For the Three Months Ended March 31,
			$	%
	2020	2019	Change	Change
Other revenue (expense)	$42	$(32)	$74	231%

Personnel expense	(34)	(35)	1	3%
General, administrative and other	(137)	(104)	(33)	(32)
Total expenses	(171)	(139)	(32)	(23)

Net interest income	1,287	839	448	53
Change in fair value of long-term debt	9,036	265	8,771	3310
Change in fair value of net trust assets, including trust REO gains	(2,383)	(2,683)	300	11
Total other income (loss)	7,940	(1,579)	9,519	603
Earnings (loss) before income taxes	$7,811	$(1,750)	$9,561	546%

For the three months ended March 31, 2020, net interest income totaled $1.3 million as compared to $839 thousand for the comparable 2019 period. Net interest income increased $448 thousand for the three months ended March 31, 2020 primarily attributable to a $358 thousand increase in net interest spread on the long-term mortgage portfolio as well as a $91 thousand decrease in interest expense on the long-term debt associated with an decrease in three-month LIBOR as compared to the same period in 2019.

During the three months ended March 31, 2020, the fair value of the long-term debt decreased $6.0 million.  The decrease in estimated fair value was the result of a $9.0 million change in the market specific credit risk during the quarter partially offset by a reduction of $3.1 million change in the instrument specific credit risk and an increase due to accretion.

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $2.4 million for the three months ended March 31, 2020.  The change in fair value of net trust assets, excluding REO was due to $4.1 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral as a result of increases in loss assumptions on certain trusts during the period partially offset by a decrease in forward LIBOR. Additionally, the NRV of REO increased $1.7 million during the period attributed to lower expected loss severities on properties within certain states held in the long-term mortgage portfolio during the period.

Real Estate Services

	For the Three Months Ended March 31,
			$	%
	2020	2019	Change	Change
Real estate services fees, net	$393	$806	$(413)	(51)%
Personnel expense	(289)	(322)	33	10
General, administrative and other	(72)	(65)	(7)	(11)
Earnings before income taxes	$32	$419	$(387)	(92)%

For the three months ended March 31, 2020, real estate services fees, net were $393 thousand compared to $806 thousand in the comparable 2019 period. The $413 thousand decrease in real estate services fees, net was the result of a $252 thousand decrease in real estate service fees, an $88 thousand decrease in loss mitigation fees and a $73 thousand decrease in real estate and recovery fees.  The decrease in real estate service fees, loss mitigation and real estate and recovery fees was a result of the continued decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2019.

For the three months ended March 31, 2020, the $33 thousand reduction in personnel and general, administrative and other expense was due to a reduction in personnel and personnel related costs as a result of the continued decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to the comparable period in 2019.

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

	For the Three Months Ended March 31,
			$	%
	2020	2019	Change	Change
Interest expense	$(459)	$(457)	$(2)	(0)%
Other expenses	(5,270)	(4,213)	(1,057)	(25)
Net loss before income taxes	$(5,729)	$(4,670)	$(1,059)	(23)%

For the three months ended March 31, 2020, other expenses increased to $5.3 million as compared to $4.2 million for the comparable 2019 period. During the three months ended March 31, 2020, the primary increase in other expense was personnel related costs, which increased $852 thousand as compared to the same period in 2019. The increase in personnel related costs was the result of a 40% increase in headcount primarily associated with our investment in infrastructure and technology as well as an increase in benefit claims.  Additionally, other general and administrative expenses increased approximately $200 thousand for the three months ended March 31, 2020, as compared to the same period in 2019.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as March 31, 2020, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

Legal Proceedings

Information with respect to this item may be found in Note 11 – Commitments and Contingencies of the “Notes to Unaudited Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A:  RISK FACTORS

Our business, financial condition and results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic.

COVID-19 has led to federal, state and local governments enacting various restrictions in an attempt to limit the spread of the virus, including the declaration of a national emergency; multiple cities’ and states’ declarations of states of emergency; school and business closings; limitations on social or public gatherings and other social distancing measures, such as working remotely, travel restrictions, quarantines and shelter in place orders. In response to the economic and financial effects of COVID-19, the Federal Reserve Board has sharply reduced interest rates and instituted quantitative easing measures, as well as domestic and global capital market support programs.

The economic effects of the COVID-19 outbreak have had a destabilizing effect on financial markets, key market indices and overall economic activity. The uncertainty regarding the duration of the pandemic and the resulting economic disruption has caused increased market volatility and has already caused a sharp increase in national and local unemployment rates, a significant decrease in consumer confidence and business generally and has put the United States into a recession. These conditions caused by the outbreak, notwithstanding governmental responses, including the impact of the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, and other federal and state measures, specifically with respect to loan forbearances, have had a material adverse impact on our businesses and results of operations and the business and operations of at least some of our borrowers, customers and business partners, as reflected by our financial results for the first quarter of 2020. These impacts have been, and may continue to be, material, and have already resulted in the Company’s temporary pause in lending activity, as previously announced. The ultimate adverse impact of the coronavirus on global and financial markets and the effects on the Company’s ability to successfully operate as we re-engage in lending activities could be adversely impacted, including, but not limited to the following:

●	Impair the ability of borrowers to repay outstanding loans or other obligations, resulting in increases in forbearances and/or delinquencies;
●	Impair the value of collateral securing loans which exposes us to increased risks, including liquidity risks from margin calls and potential breaches of covenants under our borrowing facilities, which could result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements;
●	Negatively impact the effectiveness of interest rate hedges causing an inability to monetize the value of the locked and funded loan portfolio;
●	Impair the value and residual cash flows from our long-term mortgage portfolio;
●	Require an increase in our provision for loan repurchases;
●	Adversely affect the stability of our liquidity;
●	Negatively impact the productivity and availability of key personnel and other employees necessary to conduct our business, and of third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions;
●	Negatively impact the ability of counterparties to meet contractual obligations to us;
●	Negatively impact counterparty credit risk potentially reducing financing availability to us or limit loan exit options;
●	Increase cyber and fraud risk, given increased online and remote activity; and
●	Negatively impact revenue and income.

While we have experienced and continue to experience material adverse effects on our business due to COVID 19, the ultimate impact of these factors is highly uncertain at this time and we do not yet know the full extent of the long-term impact on our business, our operations or the national or global economies. However, the decline in economic conditions and a prolonged negative impact may continue to result in a material adverse effect to our business, financial condition, results of operations and cash flows.

In addition, to the extent COVID-19 continues to adversely affect our business, financial condition and results of operations, and global economic conditions more generally, it may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:  MINE SAFETY DISCLOSURES

None.

ITEM 5:  OTHER INFORMATION

None.

ITEM 6: EXHIBITS

(a)	Exhibits:
10.1

Form of Amended and Restated Convertible Promissory Note, due November 9, 2020 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2020).

10.2	Form of Warrant dated April 15, 2020 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2020).
10.3

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
101

The following materials from Impac Mortgage Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss), (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

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

IMPAC MORTGAGE HOLDINGS, INC.

/s/ PAUL LICON
Paul Licon
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

June 26, 2020