Form 10-Q
period 2020-06-30
IMPAC MORTGAGE HOLDINGS INC
filed 2020-08-10
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

There were 21,229,857 shares of common stock outstanding as of August 5, 2020.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2020	2019
ASSETS	(unaudited)
Cash and cash equivalents	$43,002	$24,666
Restricted cash	5,326	12,466
Mortgage loans held-for-sale	29,419	782,143
Mortgage servicing rights	279	41,470
Securitized mortgage trust assets	2,229,662	2,634,746
Other assets	56,936	50,788
Total assets	$2,364,624	$3,546,279
LIABILITIES
Warehouse borrowings	$1,571	$701,563
MSR advance financings	448	—
Convertible notes, net	24,839	24,996
Long-term debt	41,811	45,434
Securitized mortgage trust liabilities	2,213,863	2,619,210
Other liabilities	67,071	50,839
Total liabilities	2,349,603	3,442,042

Commitments and contingencies (See Note 11)

STOCKHOLDERS’ EQUITY
Series A-1 junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $33,410; 2,000,000 shares authorized, 665,592 noncumulative shares issued and outstanding as of June 30, 2020 and December 31, 2019 (See Note 12)	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,127; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of June 30, 2020 and December 31, 2019 (See Note 12)	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 21,229,857 and 21,255,426 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	212	212
Additional paid-in capital	1,236,749	1,236,237
Accumulated other comprehensive earnings, net of tax	23,899	24,786
Net accumulated deficit:
Cumulative dividends declared	(822,520)	(822,520)
Retained deficit	(423,340)	(334,499)
Net accumulated deficit	(1,245,860)	(1,157,019)
Total stockholders’ equity	15,021	104,237
Total liabilities and stockholders’ equity	$2,364,624	$3,546,279

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) EARNINGS

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Gain (loss) on sale of loans, net	$1,451	$29,472	$(26,712)	$41,686
Servicing fees, net	1,352	3,536	3,859	6,505
Real estate services fees, net	293	807	687	1,613
Loss on mortgage servicing rights, net	(8,443)	(9,887)	(26,753)	(15,510)
Other	1,289	187	1,352	187
Total revenues, net	(4,058)	24,115	(47,567)	34,481
Expenses:
Personnel expense	7,774	14,339	28,439	28,461
General, administrative and other	6,617	5,281	13,590	10,507
Business promotion	74	2,013	3,203	4,936
Total expenses	14,465	21,633	45,232	43,904
Operating (loss) earnings	(18,523)	2,482	(92,799)	(9,423)

Other income (expense):
Interest income	35,832	43,061	71,927	88,316
Interest expense	(35,051)	(40,518)	(68,218)	(83,977)
Change in fair value of long-term debt	(4,208)	388	4,828	654
Change in fair value of net trust assets, including trust REO losses	(864)	(1,459)	(3,247)	(4,142)
Total other (expense) income, net	(4,291)	1,472	5,290	851
(Loss) earnings before income taxes	(22,814)	3,954	(87,509)	(8,572)
Income tax expense	15	81	51	167
Net (loss) earnings	$(22,829)	$3,873	$(87,560)	$(8,739)

Other comprehensive (loss) earnings:
Change in fair value of mortgage-backed securities	—	(7)	—	14
Change in fair value of instrument specific credit risk of long-term debt	2,186	267	(887)	363
Total comprehensive (loss) earnings	$(20,643)	$4,133	$(88,447)	$(8,362)

Net (loss) earnings per common share:
Basic	$(1.08)	$0.18	$(4.12)	$(0.41)
Diluted	(1.08)	0.18	(4.12)	(0.41)

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Preferred		Common		Additional	Cumulative		Accumulated Other	Total
	Shares	Preferred	Shares	Common	Paid-In	Dividends	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Declared	Deficit	Earnings, net of tax	Equity
Balance, January 1, 2020	2,070,678	$21	21,255,426	$212	$1,236,237	$(822,520)	$(334,499)	$24,786	$104,237

Proceeds from exercise of stock options	—	—	9,500	1	46	—	—	—	47
Stock based compensation	—	—	—	—	238	—	—	—	238
Other comprehensive loss	—	—	—	—	—	—	—	(3,073)	(3,073)
Consolidation of corporate-owned life insurance trusts	—	—	—	—	—	—	(1,281)	—	(1,281)
Net loss	—	—	—	—	—	—	(64,731)	—	(64,731)
Balance, March 31, 2020	2,070,678	$21	21,264,926	$213	$1,236,521	$(822,520)	$(400,511)	$21,713	$35,437

Retirement of restricted stock	—	—	(35,069)	(1)	(125)	—	—	—	(126)
Stock based compensation	—	—	—	—	111	—	—	—	111
Issuance of warrants in connection with debt financing	—	—	—	—	242	—	—	—	242
Other comprehensive earnings	—	—	—	—	—	—	—	2,186	2,186
Net loss	—	—	—	—	—	—	(22,829)	—	(22,829)
Balance, June 30, 2020	2,070,678	$21	21,229,857	$212	$1,236,749	$(822,520)	$(423,340)	$23,899	$15,021

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Preferred		Common		Additional	Cumulative		Accumulated Other	Total
	Shares	Preferred	Shares	Common	Paid-In	Dividends	Retained	Comprehensive	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Declared	Deficit	Earnings, net of tax	Equity
Balance, January 1, 2019	2,070,678	$21	21,117,006	$211	$1,235,108	$(822,520)	$(326,522)	$23,877	$110,175

Proceeds and tax benefit from exercise of stock options	—	—	64,351	1	162	—	—	—	163
Stock based compensation	—	—	—	—	107	—	—	—	107
Other comprehensive earnings	—	—	—	—	—	—	—	117	117
Net loss	—	—	—	—	—	—	(12,612)	—	(12,612)
Balance, March 31, 2019	2,070,678	$21	21,181,357	$212	$1,235,377	$(822,520)	$(339,134)	$23,994	$97,950

Proceeds from exercise of stock options	—	—	—	—	206	—	—	—	206
Other comprehensive loss	—	—	—	—	—	—	—	260	260
Net loss	—	—	—	—	—	—	3,873	—	3,873
Balance, June 30, 2019	2,070,678	$21	21,181,357	$212	$1,235,583	$(822,520)	$(335,261)	$24,254	$102,289

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(87,560)	$(8,739)
Loss (gain) on sale of mortgage servicing rights	4,811	(864)
Change in fair value of mortgage servicing rights	21,942	16,374
Gain on sale of mortgage loans	(6,840)	(31,946)
Change in fair value of mortgage loans held-for-sale	23,202	(8,334)
Change in fair value of derivatives lending, net	5,341	(4,566)
Change in provision for repurchases	5,009	3,160
Origination of mortgage loans held-for-sale	(1,518,429)	(1,402,859)
Sale and principal reduction on mortgage loans held-for-sale	2,253,038	1,373,784
(Gain) loss from trust REO	(3,165)	1,099
Change in fair value of net trust assets, excluding trust REO	6,412	3,043
Change in fair value of long-term debt	(4,828)	(654)
Accretion of interest income and expense	32,141	13,768
Amortization of intangible and other assets	—	286
Amortization of debt issuance costs and discount on note payable	4	11
Stock-based compensation	349	313
Accretion of interest expense on corporate debt	81	—
Net change in other assets	9,502	(771)
Net change in other liabilities	(10,715)	(8,737)
Net cash provided by (used in) operating activities	730,295	(55,632)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	222,994	295,035
Proceeds from the sale of mortgage servicing rights	16,191	12
Investment in corporate-owned life insurance	(1,258)	—
Purchase of premises and equipment	(535)	(335)
Purchase of mortgage-backed securities	—	(5,347)
Proceeds from the sale of mortgage-backed securities	—	1,021
Proceeds from the sale of trust REO	12,944	10,607
Net cash provided by investing activities	250,336	300,993

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of MSR financing	(15,000)	—
Borrowings under MSR financing	15,448	—
Repayment of warehouse borrowings	(2,153,051)	(1,133,320)
Borrowings under warehouse agreements	1,453,059	1,212,156
Repayment of securitized mortgage borrowings	(271,271)	(321,494)
Net change in liabilities related to corporate owned life insurance	1,461	—
Principal payments on capital lease	—	(81)
Tax payments on stock based compensation awards	(2)	(39)
Retirement of restricted stock	(126)	—
Proceeds from exercise of stock options	47	163
Net cash used in financing activities	(969,435)	(242,615)
Net change in cash, cash equivalents and restricted cash	11,196	2,746
Cash, cash equivalents and restricted cash at beginning of year	37,132	30,189
Cash, cash equivalents and restricted cash at end of period	$48,328	$32,935

NON-CASH TRANSACTIONS:
Transfer of securitized mortgage collateral to trust REO	$7,337	$13,035
Mortgage servicing rights retained from issuance of mortgage backed securities and loan sales	1,753	1,999
Recognition of corporate-owned life insurance cash surrender value (included in Other assets)	9,476	—
Recognition of corporate-owned life insurance trusts (included in Other liabilities)	10,757	—
Issuance of warrants	242	—
Recognition of operating lease right of use assets (net of $3.8 million of deferred rent)	—	19,694
Recognition of operating lease liabilities	—	23,447

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data or as otherwise indicated)

Note 1.—Summary of Business and Financial Statement Presentation

Business Summary

Impac Mortgage Holdings, Inc. (the Company or IMH) is a financial services company incorporated in Maryland with the following direct and indirect wholly-owned subsidiaries: Integrated Real Estate Service Corporation (IRES), Impac Mortgage Corp. (IMC), IMH Assets Corp. (IMH Assets), Impac Funding Corporation (IFC) and Copperfield Capital Corporation (CCC), which was created in the second quarter of 2020 to, among other activities, assist with managing mortgage loans held-for-sale, provide origination and servicing solutions focusing on loss mitigation strategies, including loan modifications and restructurings to assist borrowers.  The Company’s operations include the mortgage lending operations and real estate services conducted by IRES, IMC and CCC and the long-term mortgage portfolio (residual interests in securitizations reflected as net trust assets and liabilities in the consolidated balance sheets) conducted by IMH.  IMC’s mortgage lending operations include the activities of its division, CashCall Mortgage.

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the United States Securities and Exchange Commission.

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

Risks and Uncertainties

As the novel coronavirus (COVID-19) pandemic and its effects on the economy escalated in the United States in early March 2020, the financial markets destabilized resulting in economic disruption and substantial market volatility. The widening of nominal spreads resulted in a sudden and severe decline in the mark-to-market values of certain residential mortgage-backed securities (RMBS) assets. The crisis in the RMBS market was closely followed by a substantial widening of spreads on credit assets and a reduction in available liquidity to finance credit assets, including the sizable non-qualified mortgage (NonQM) position within the Company’s LHFS portfolio, causing a severe decline in the mark-to-market values assigned by counterparties.

In order to preserve liquidity, on March 30, 2020, the Company instituted a temporary suspension of all lending activities.  The Company satisfied all margin calls received, while also increasing unrestricted cash to $80.2 million at March 31, 2020.  Subsequent to March 31, 2020, the Company has continued to prioritize liquidity and de-risking the consolidated balance sheet by materially reducing its exposure on the consolidated balance sheet through asset sales and debt repayments.

The reduction in LHFS and locked pipeline, reduction in MSRs and greater retention of uninvested cash to address the volatility in the market, is likely to result in diminished earning capacity for the Company for at least the next few quarters as the Company re-engaged lending activities in June 2020.

Accounting Pronouncements Adopted in 2020

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-13, “Fair Value Measurement (Topic 820).” The ASU eliminates disclosures such as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The ASU adds new disclosure requirements for Level 3 measurements. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. The Company adopted this guidance on January 1, 2020, and the adoption of this ASU had no significant impact on the Company’s consolidated financial statements.

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

Note 2.—Mortgage Loans Held-for-Sale

A summary of the unpaid principal balance (UPB) of mortgage LHFS by type is presented below:

	June 30,	December 31,
	2020	2019
Government (1)	$1,889	$51,019
Conventional (2)	19,259	436,040
Non-qualified mortgages (NonQM)	11,223	274,834
Fair value adjustment (3)	(2,952)	20,250
Total mortgage loans held-for-sale	$29,419	$782,143

(1)	Includes all government-insured loans including Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).
(2)	Includes loans eligible for sale to Federal National Mortgage Association (Fannie Mae or FNMA) and Federal Home Loan Mortgage Corporation (Freddie Mac or FHLMC).
(3)	Changes in fair value are included in gain (loss) on sale of loans, net in the accompanying consolidated statements of operations and comprehensive (loss) earnings.

At June 30, 2020 and December 31, 2019, the Company had $3.5 million and $4.5 million, respectively, in UPB of mortgage LHFS that were in nonaccrual status as the loans were 90 days or more delinquent.  The carrying value of these nonaccrual loans at June 30, 2020 and December 31, 2019 were $3.0 million and $4.2 million, respectively.

Gain (loss) on sale of loans, net in the consolidated statements of operations and comprehensive (loss) earnings, is comprised of the following for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
(Loss) gain on sale of mortgage loans	$(21,853)	$27,822	$25,639	$41,430
Premium from servicing retained loan sales	64	416	1,753	1,999
Unrealized gains (losses) from derivative financial instruments	936	5,175	(5,341)	4,566
Losses from derivative financial instruments	(113)	(2,300)	(11,035)	(3,354)
Mark to market gain (loss) on LHFS	22,291	4,864	(23,202)	8,334
Direct origination expenses, net	(260)	(4,974)	(9,517)	(8,129)
Change in provision for repurchases	386	(1,531)	(5,009)	(3,160)
Gain (loss) on sale of loans, net	$1,451	$29,472	$(26,712)	$41,686

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

The following table summarizes the activity of MSRs for the six months ended June 30, 2020 and year ended December 31, 2019:

	June 30,	December 31,
	2020	2019
Balance at beginning of year	$41,470	$64,728
Additions from servicing retained loan sales	1,753	2,491
Reductions from bulk sales	(21,002)	—
Other	—	22
Changes in fair value (1)	(21,942)	(25,771)
Fair value of MSRs at end of period	$279	$41,470

(1)	Changes in fair value are included within loss on mortgage servicing rights, net in the accompanying consolidated statements of operations and comprehensive (loss) earnings.

At June 30, 2020 and December 31, 2019, the UPB of the mortgage servicing portfolio was comprised of the following:

	June 30,	December 31,
	2020	2019
Government insured	$146,180	$105,442
Conventional (1)	—	4,826,407
Total loans serviced (2)	$146,180	$4,931,849

(1)	In May 2020, the Company sold all of the conventional mortgage servicing for approximately $20.1 million, receiving $15.0 million in proceeds upon sale, with the remaining due upon transfer of the servicing and transfer of all trailing documents. The Company used the $15.0 million in proceeds from the MSR sale to pay off the MSR financing. (See Note 5.—Debt– MSR Financings)
(2)	At June 30, 2020 and December 31, 2019, no collateral was pledged as part of the MSR Financing. (See Note 5.—Debt– MSR Financings)

The table below illustrates hypothetical changes in fair values of MSRs caused by assumed immediate changes to key assumptions that are used to determine fair value. See Note 7.—Fair Value of Financial Instruments for a description of the key assumptions used to determine the fair value of MSRs.

	June 30,	December 31,
Mortgage Servicing Rights Sensitivity Analysis	2020	2019
Fair value of MSRs	$279	$41,470
Prepayment Speed:
Decrease in fair value from 10% adverse change	*	(1,850)
Decrease in fair value from 20% adverse change	*	(3,631)
Decrease in fair value from 30% adverse change	*	(5,325)
Discount Rate:
Decrease in fair value from 10% adverse change	*	(1,330)
Decrease in fair value from 20% adverse change	*	(2,579)
Decrease in fair value from 30% adverse change	*	(3,753)

*At June 30, 2020, the Company was in the process of selling the remaining GNMA servicing portfolio and the indicative bids support the carrying value.

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

Loss on mortgage servicing rights, net is comprised of the following for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Change in fair value of mortgage servicing rights	$(3,111)	$(9,881)	$(21,942)	$(16,374)
(Loss) gain on sale of mortgage servicing rights	(5,332)	(6)	(4,811)	864
Loss on mortgage servicing rights, net	$(8,443)	$(9,887)	$(26,753)	$(15,510)

Servicing fees, net is comprised of the following for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Contractual servicing fees	$2,061	$3,891	$5,109	$8,080
Late and ancillary fees	26	38	65	92
Subservicing and other costs	(735)	(393)	(1,315)	(1,667)
Servicing fees, net	$1,352	$3,536	$3,859	$6,505

Loans Eligible for Repurchase from Government National Mortgage Association (GNMA or Ginnie Mae)

The Company sells loans in GNMA guaranteed mortgage-backed securities (MBS) by pooling eligible loans through a pool custodian and assigning rights to the loans to GNMA. When these GNMA loans are initially pooled and securitized, the Company meets the criteria for sale treatment and derecognizes the loans. The terms of the GNMA MBS program allow, but do not require, the Company to repurchase mortgage loans when the borrower has made no payments for three consecutive months. When the Company has the unconditional right, as servicer, to repurchase GNMA pool loans it has previously sold and are more than 90 days past due (whether or not in forbearance), and the repurchase will provide the Company with a more than trivial benefit, the Company then re-recognizes the loans on its consolidated balance sheets in other assets, at their UPB, and records a corresponding liability in other liabilities in the consolidated balance sheets.  At June 30, 2020 and December 31, 2019, loans eligible for repurchase from GNMA totaled $12.1 million and $1.7 million in UPB, respectively.  As part of the Company’s repurchase reserve, the Company records a repurchase provision to provide for estimated losses from the sale or securitization of all mortgage loans, including these loans.

The loans eligible for repurchase from GNMA are in the Company’s servicing portfolio.  The Company monitors the delinquency of the servicing portfolio and directs the subservicer to mitigate losses on delinquent loans.

Note 4.—Leases

The Company has four operating leases for office space and certain office equipment under long-term leases expiring at various dates through 2024.  During the three and six months ended June 30, 2020, cash paid for operating leases was $1.3 million and $2.7 million, respectively, while total operating lease expense was $1.0 million and $2.6 million, respectively.  Operating lease expense includes short-term leases and sublease income, both of which are immaterial.  During the three months ended March 31, 2020, we recognized right of use (ROU) asset impairment of $393 thousand related to the consolidation of one floor of our corporate office, reducing the carrying value of the lease asset to its estimated fair value.  The impairment charge is included in general, administrative and other expense in the consolidated statements of operations and comprehensive (loss) earnings.  As of June 30, 2020, the Company had no additional operating or finance leases that had not yet commenced.

The following table presents the operating lease balances within the consolidated balance sheets, weighted average remaining lease term, and weighted average discount rates related to the Company’s operating leases as of June 30, 2020:

		June 30,
Lease Assets and Liabilities	Classification	2020
Assets
Operating lease ROU assets	Other assets	$ 15,012

Liabilities
Operating lease liabilities	Other liabilities	$ 18,403

Weighted average remaining lease term (in years)		4.2
Weighted average discount rate		4.8%

The following table presents the maturity of the Company’s operating lease liabilities as of June 30, 2020:

Year remaining 2020	$2,486
Year 2021	4,593
Year 2022	4,721
Year 2023	4,867
Year 2024	3,729
Total lease commitments	20,396
Less: imputed interest	(1,993)
Total operating lease liability	$18,403

Note 5.—Debt

Warehouse Borrowings

The Company, through its subsidiaries, enters into Master Repurchase Agreements with lenders providing warehouse facilities. The warehouse facilities are uncommitted facilities used to fund, and are secured by, residential mortgage loans from the time of funding until the time of settlement when sold to the investor.  In accordance with the terms of the Master Repurchase Agreements, the Company’s subsidiaries are required to maintain cash balances with the lender as additional collateral for the borrowings, which are included in restricted cash in the accompanying consolidated balance sheets.  At June 30, 2020, the Company was not in compliance with certain financial covenants and received the necessary waivers.

The following table presents certain information on warehouse borrowings and related accrued interest for the periods indicated:

	Maximum	Balance Outstanding at
	Borrowing	June 30,	December 31,
	Capacity	2020	2019	Maturity Date
Short-term borrowings:
Repurchase agreement 1 (1)	$—	$—	$25,953	May 29, 2020
Repurchase agreement 2 (2)	100,000	1,571	72,971	July 28, 2020
Repurchase agreement 3 (1)	—	—	250,722	May 29, 2020
Repurchase agreement 4 (3)	200,000	—	119,838	August 29, 2020
Repurchase agreement 5	300,000	—	72,666	June 22, 2021
Repurchase agreement 6 (1)	—	—	159,413	June 25, 2020
Total warehouse borrowings	$600,000	$1,571	$701,563

(1)	In May 2020, the Company settled all of the loans on repurchase agreements 1, 3 and 6 and closed the lines.
(2)	In July 2020, the line was extended to July 2021, and the maximum borrowing capacity was reduced to $75.0 million.
(3)	In July 2020, the line was extended 30 days pending the renewal process.

MSR Financings

In February 2018, IMC (Borrower) amended the Line of Credit Promissory Note (FHLMC and GNMA Financing) originally entered into in August 2017, increasing the maximum borrowing capacity of the revolving line of credit to $50.0 million and extending the term to January 31, 2019. In May 2018, the agreement was amended increasing the maximum borrowing capacity of the revolving line of credit to $60.0 million, increasing the borrowing capacity up to 60% of the fair market value of the pledged mortgage servicing rights and reducing the interest rate per annum to one-month LIBOR plus 3.0%.  As part of the May 2018 amendment, the obligations under the Line of Credit were secured by FHLMC and GNMA pledged mortgage servicing rights (subject to an acknowledgement agreement) and was guaranteed by IRES.  In April 2019, the maturity of the line was extended until January 31, 2020. In January 2020, the maturity of the line was extended to March 31, 2020. In April 2020, the maturity of the line was extended to May 31, 2020. In May 2020, the line was repaid with the proceeds from the MSR sale. At June 30, 2020, the Company had no outstanding borrowings  under the FHLMC and GNMA Financing and had no available capacity for borrowing as a result of the sale of the FHLMC servicing.

MSR Advance Financing

In April 2020, Ginnie Mae announced they revised and expanded their issuer assistance program to provide financing to fund servicer advances through the Pass-Through Assistance Program (PTAP).  The PTAP funds advanced by Ginnie Mae bear interest at a fixed rate that will apply to a given months pass-through assistance and will be posted on Ginnie Mae’s website each month. The maturity date is the earlier of the seven months from the month the request and repayment agreement was approved, or July 30, 2021.  At June 30, 2020, the Company had $448 thousand in approved PTAP funds outstanding at an interest rate of 5.7%.  In July 2020, the outstanding PTAP funds were repaid.

Convertible Notes

In May 2015, the Company issued $25.0 million Convertible Promissory Notes (2015 Convertible Notes) to purchasers, some of which are related parties. The 2015 Convertible Notes were originally due to mature on or before May 9, 2020 and accrued interest at a rate of 7.5% per annum, to be paid quarterly. Transaction costs of approximately $50 thousand were deferred and amortized over the life of the 2015 Convertible Notes.

Noteholders could convert all or a portion of the outstanding principal amount of the 2015 Convertible Notes into shares of the Company’s common stock (Conversion Shares) at a rate of $21.50 per share, subject to adjustment for stock splits and dividends (Conversion Price). The Company has the right to convert the entire outstanding principal of the 2015 Convertible Notes into Conversion Shares at the Conversion Price if the market price per share of the common stock, as measured by the average volume-weighted closing stock price per share of the common stock on the NYSE AMERICAN (or any other U.S. national securities exchange then serving as the principal such exchange on which the shares of common stock are listed), reaches the level of $30.10 for any twenty (20) trading days in any period of thirty (30) consecutive trading days after the Closing Date (as defined in the Convertible Notes). Upon conversion of the 2015 Convertible Notes by the Company, the entire amount of accrued and unpaid interest (and all other amounts owing) under the 2015 Convertible Notes are immediately due and payable. To the extent the Company pays any cash dividends on its shares of common stock prior to conversion of the 2015 Convertible Notes, upon conversion of the 2015 Convertible Notes, the noteholders will also receive such dividends on an as-converted basis of the 2015 Convertible Notes less the amount of interest paid by the Company prior to such dividend.

On April 15, 2020, the Company amended and restated the outstanding 2015 Convertible Notes in the principal amount of $25 million originally issued in May 2015 pursuant to the terms of the Note Purchase Agreement between the Company and the noteholders of the 2015 Convertible Notes. The 2015 Convertible Notes have been amended to extend the maturity date by six months (until November 9, 2020) and to reduce the interest rate on such notes to 7.0% per annum (Amended Notes).  In connection with the issuance of the Amended Notes, the Company issued to the noteholders of the Amended Notes, warrants to purchase up to an aggregate of 212,649 shares of the Company’s common stock at a cash exercise price of $2.97 per share. The warrants are exercisable commencing on October 16, 2020 and expire on April 15, 2025.

Long-term Debt

Junior Subordinated Notes

The Company carries its Junior Subordinated Notes at estimated fair value as more fully described in Note 7.—Fair Value of Financial Instruments. The following table shows the remaining principal balance and fair value of Junior Subordinated Notes issued as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Junior Subordinated Notes (1)	$62,000	$62,000
Fair value adjustment	(20,189)	(16,566)
Total Junior Subordinated Notes	$41,811	$45,434

(1)	Stated maturity of March 2034; requires quarterly interest payments at a variable rate of 3-month LIBOR plus 3.75% per annum.

During the three months ended June 30, 2020, the change in fair value of the long-term debt was the result of a decrease in the 3-month LIBOR forward curve, which reduced the undiscounted cash flows used in this calculation.

Note 6.—Securitized Mortgage Trusts

Securitized Mortgage Trust Assets

Securitized mortgage trust assets, which are recorded at their estimated fair value, are comprised of the following at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Securitized mortgage collateral, at fair value	$2,225,422	$2,628,064
REO, at net realizable value (NRV)	4,240	6,682
Total securitized mortgage trust assets	$2,229,662	$2,634,746

Securitized Mortgage Trust Liabilities

Securitized mortgage trust liabilities, which are recorded at their estimated fair value, are comprised of the following at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Securitized mortgage borrowings	$2,213,863	$2,619,210

Changes in fair value of net trust assets, including trust REO gains (losses), are comprised of the following for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Change in fair value of net trust assets, excluding REO	$(2,316)	$3,113	$(6,412)	$(3,043)
Gains (losses) from REO	1,452	(4,572)	3,165	(1,099)
Change in fair value of net trust assets, including trust REO gains (losses)	$(864)	$(1,459)	$(3,247)	$(4,142)

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

The following table presents the estimated fair value of financial instruments included in the consolidated financial statements as of the dates indicated:

	June 30, 2020				December 31, 2019
	Carrying	Estimated Fair Value			Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$43,002	$43,002	$—	$—	$24,666	$24,666	$—	$—
Restricted cash	5,326	5,326	—	—	12,466	12,466	—	—
Mortgage loans held-for-sale	29,419	—	29,419	—	782,143	—	782,143	—
Mortgage servicing rights	279	—	—	279	41,470	—	—	41,470
Derivative assets, lending, net (1)	1,799	—	—	1,799	7,791	—	—	7,791
Securitized mortgage collateral	2,225,422	—	—	2,225,422	2,628,064	—	—	2,628,064

Liabilities
Warehouse borrowings	$1,571	$—	$1,571	$—	$701,563	$—	$701,563	$—
MSR advance financing	448	—	—	448	—	—	—	—
Convertible notes	24,839	—	—	24,839	24,996	—	—	24,996
Long-term debt	41,811	—	—	41,811	45,434	—	—	45,434
Securitized mortgage borrowings	2,213,863	—	—	2,213,863	2,619,210	—	—	2,619,210
Derivative liabilities, lending, net (2)	—	—	—	—	651	—	651	—

(1)	Represents IRLCs and are included in other assets in the accompanying consolidated balance sheets.
(2)	Represents Hedging Instruments and are included in other liabilities in the accompanying consolidated balance sheets.

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

Refer to Recurring Fair Value Measurements below for a description of the valuation methods used to determine the fair value of mortgage servicing rights, mortgage LHFS, securitized mortgage collateral and borrowings, MSR advance financing, long-term debt and derivative assets and liabilities.

The carrying amount of cash, cash equivalents and restricted cash approximates fair value.

Warehouse borrowings and MSR advance financing carrying amounts approximate fair value due to the short-term nature of the liabilities and do not present unanticipated interest rate or credit concerns.

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

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its mortgage servicing rights, securitized mortgage collateral and borrowings, derivative assets and liabilities (IRLCs), and long-term debt as Level 3 fair value measurements. Level 3 assets and liabilities measured at fair value on a recurring basis were approximately 99% and 99% and 77% and 99%, respectively, of total assets and total liabilities measured at estimated fair value at June 30, 2020 and December 31, 2019.

Recurring Fair Value Measurements

The Company assesses its financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers between Level 1, Level 2 or Level 3 classified instruments during the six months ended June 30, 2020.

The following tables present the Company’s assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at June 30, 2020 and December 31, 2019, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	June 30, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Mortgage loans held-for-sale	$—	$29,419	$—	$—	$782,143	$—
Derivative assets, lending, net (1)	—	—	1,799	—	—	7,791
Mortgage servicing rights	—	—	279	—	—	41,470
Securitized mortgage collateral	—	—	2,225,422	—	—	2,628,064
Total assets at fair value	$—	$29,419	$2,227,500	$—	$782,143	$2,677,325
Liabilities
Securitized mortgage borrowings	$—	$—	$2,213,863	$—	$—	$2,619,210
Long-term debt	—	—	41,811	—	—	45,434
Derivative liabilities, lending, net (2)	—	—	—	—	651	—
Total liabilities at fair value	$—	$—	$2,255,674	$—	$651	$2,664,644

(1)	At June 30, 2020, derivative assets, lending, net included $1.8 million in IRLCs and is included in other assets in the accompanying consolidated balance sheets. At December 31, 2019, derivative assets, lending, net included $7.8 million in IRLCs and is included in other assets in the accompanying consolidated balance sheets.
(2)	At June 30, 2020 and December 31, 2019, derivative liabilities, lending, net are included in other liabilities in the accompanying consolidated balance sheets.

The following tables present reconciliations for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2020 and 2019:

	Level 3 Recurring Fair Value Measurements
	For the Three Months Ended June 30, 2020

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, March 31, 2020	$2,248,813	$(2,238,208)	$24,328	$863	$(39,632)
Total gains (losses) included in earnings:
Interest income (1)	6,915	—	—	—	—
Interest expense (1)	—	(24,005)	—	—	(157)
Change in fair value	74,961	(77,277)	(3,111)	936	(4,208)
Change in instrument specific credit risk	—	—	—	—	2,186	(2)
Total gains (losses) included in earnings	81,876	(101,282)	(3,111)	936	(2,179)
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	64	—	—
Settlements	(105,267)	125,627	(21,002)	—	—
Fair value, June 30, 2020	$2,225,422	$(2,213,863)	$279	$1,799	$(41,811)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $2.0 million for three months ended June 30, 2020. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive (loss) earnings is primarily from contractual interest on the securitized mortgage collateral and borrowings.
(2)	Amount represents the change in instrument specific credit risk in other comprehensive (loss) earnings in the consolidated statements of operations and comprehensive (loss) earnings and is included in unrealized (losses) gains still held for long-term debt.

	Level 3 Recurring Fair Value Measurements
	For the Three Months Ended June 30, 2019

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, March 31, 2019	$3,054,720	$(3,051,736)	$59,823	$3,164	$(44,561)
Total gains (losses) included in earnings:
Interest income (1)	3,950	—	—	—	—
Interest expense (1)	—	(10,198)	—	—	(108)
Change in fair value	40,558	(37,445)	(9,881)	5,285	388
Change in instrument specific credit risk	—	—	—	—	371	(2)
Total gains (losses) included in earnings	44,508	(47,643)	(9,881)	5,285	651
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	416	—	—
Settlements	(178,379)	184,223	(12)	—	—
Fair value, June 30, 2019	$2,920,849	$(2,915,156)	$50,346	$8,449	$(43,910)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $2.2 million for three months ended June 30, 2019. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.
(2)	Amount represents the change in instrument specific credit risk in other comprehensive (loss) earnings in the consolidated statements of operations and comprehensive (loss) earnings.

The following tables present reconciliations for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2020 and 2019:

	Level 3 Recurring Fair Value Measurements
	For the Six Months Ended June 30, 2020

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, December 31, 2019	$2,628,064	$(2,619,210)	$41,470	$7,791	$(45,434)
Total (losses) gains included in earnings:
Interest income (1)	2,108	—	—	—	—
Interest expense (1)	—	(33,931)	—	—	(318)
Change in fair value	(174,419)	168,007	(21,942)	(5,992)	4,828
Change in instrument specific credit risk	—	—	—	—	(887)	(2)
Total (losses) gains included in earnings	(172,311)	134,076	(21,942)	(5,992)	3,623
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	1,753	—	—
Settlements	(230,331)	271,271	(21,002)	—	—
Fair value, June 30, 2020	$2,225,422	$(2,213,863)	$279	$1,799	$(41,811)
Unrealized (losses) gains still held (3)	$(374,731)	$2,620,691	$279	$1,799	$20,189

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $4.4 million for six months ended June 30, 2020. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive (loss) earnings is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)	Amount represents the change in instrument specific credit risk in other comprehensive (loss) earnings in the consolidated statements of operations and comprehensive (loss) earnings and is included in unrealized (losses) gains still held for long-term debt.
(3)	Represents the amount of unrealized (losses) gains relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at June 30, 2020.

	Level 3 Recurring Fair Value Measurements
	For the Six Months Ended June 30, 2019

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, December 31, 2018	$3,157,071	$(3,148,215)	$64,728	$3,351	$(44,856)
Total gains (losses) included in earnings:
Interest income (1)	10,206	—	—	—	—
Interest expense (1)	—	(23,751)	—	—	(223)
Change in fair value	61,642	(64,685)	(16,374)	5,098	654
Change in instrument specific credit risk	—	—	—	—	515	(2)
Total gains (losses) included in earnings	71,848	(88,436)	(16,374)	5,098	946
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	1,999	—	—
Settlements	(308,070)	321,495	(7)	—	—
Fair value, June 30, 2019	$2,920,849	$(2,915,156)	$50,346	$8,449	$(43,910)
Unrealized (losses) gains still held (3)	$(263,682)	$2,492,202	$50,346	$8,449	$18,090

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $4.2 million for the six months ended June 30, 2019. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive (loss) earnings is primarily from contractual interest on the securitized mortgage collateral and borrowings.
(2)	Amount represents the change in instrument specific credit risk in other comprehensive (loss) earnings in the consolidated statements of operations and comprehensive (loss) earnings as required by the adoption of ASU 2016-01 on January 1, 2018.
(3)	Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at June 30, 2019.

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and nonrecurring basis at June 30, 2020:

	Estimated	Valuation	Unobservable	Range of	Weighted
Financial Instrument	Fair Value	Technique	Input	Inputs	Average
Assets and liabilities backed by real estate
Securitized mortgage collateral, and	$2,225,422	Discounted Cash Flow	Prepayment rates	4.5 - 33.8%	10.3%
Securitized mortgage borrowings	(2,213,863)		Default rates	0.02 - 24.0%	2.5%
			Loss severities	0.13 - 98.9%	63.5%
			Discount rates	2.8 - 25.0%	4.2%
Other assets and liabilities
Mortgage servicing rights	$279	Market pricing	Indicative bid	100%	100%
Derivative assets - IRLCs, net	1,799	Market pricing	Pull-through rates	22.9 - 96.2%	69.0%
Long-term debt	(41,811)	Discounted Cash Flow	Discount rate	8.4%	8.4%

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

The following tables present the changes in recurring fair value measurements included in net (loss) earnings for the three months ended June 30, 2020 and 2019:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net (Loss) Earnings
	For the Three Months Ended June 30, 2020
			Change in Fair Value of
	Interest	Interest	Net Trust	Long-term	Other Revenue	Gain (Loss) on Sale
	Income (1)	Expense (1)	Assets	Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$6,915	$—	$74,961	$—	$—	$—	$81,876
Securitized mortgage borrowings	—	(24,005)	(77,277)	—	—	—	(101,282)
Long-term debt	—	(157)	—	(4,208)	—	—	(4,365)
Mortgage servicing rights (2)	—	—	—	—	(3,111)	—	(3,111)
Mortgage loans held-for-sale	—	—	—	—	—	22,291	22,291
Derivative assets — IRLCs	—	—	—	—	—	936	936
Derivative liabilities — Hedging Instruments	—	—	—	—	—	—	—
Total	$6,915	$(24,162)	$(2,316)	$(4,208)	$(3,111)	$23,227	$(3,655)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in loss on MSRs, net in the consolidated statements of operations and comprehensive (loss) earnings.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net (Loss) Earnings
	For the Three Months Ended June 30, 2019
			Change in Fair Value of
	Interest	Interest	Net Trust	Long-term	Other Revenue	Gain (Loss) on Sale
	Income (1)	Expense (1)	Assets	Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$3,950	$—	$40,558	$—	$—	$—	$44,508
Securitized mortgage borrowings	—	(10,198)	(37,445)	—	—	—	(47,643)
Long-term debt	—	(108)	—	388	—	—	280
Mortgage servicing rights (2)	—	—	—	—	(9,881)	—	(9,881)
Mortgage loans held-for-sale	—	—	—	—	—	4,864	4,864
Derivative assets — IRLCs	—	—	—	—	—	5,285	5,285
Derivative liabilities — Hedging Instruments	—	—	—	—	—	(110)	(110)
Total	$3,950	$(10,306)	$3,113	$388	$(9,881)	$10,039	$(2,697)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in loss on MSRs, net in the consolidated statements of operations and comprehensive (loss) earnings.

The following tables present the changes in recurring fair value measurements included in net (loss) earnings for the six months ended June 30, 2020 and 2019:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net (Loss) Earnings
	For the Six Months Ended June 30, 2020
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Income	Gain (Loss) on Sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$2,108	$—	$(174,419)		$—	$—	$—	$(172,311)
Securitized mortgage borrowings	—	(33,931)	168,007		—	—	—	134,076
Long-term debt	—	(318)	—		4,828	—	—	4,510
Mortgage servicing rights (2)	—	—	—		—	(21,942)	—	(21,942)
Mortgage loans held-for-sale	—	—	—		—	—	(23,202)	(23,202)
Derivative assets — IRLCs	—	—	—		—	—	(5,992)	(5,992)
Derivative liabilities — Hedging Instruments	—	—	—		—	—	651	651
Total	$2,108	$(34,249)	$(6,412)	(3)	$4,828	$(21,942)	$(28,543)	$(84,210)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in loss on MSRs, net in the consolidated statements of operations and comprehensive (loss) earnings.
(3)	For the six months ended June 30, 2020, change in the fair value of net trust assets, excluding REO was $6.4 million.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net (Loss) Earnings
	For the Six Months Ended June 30, 2019
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Income	Gain (Loss) on Sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$10,206	$—	$61,642		$—	$—	$—	$71,848
Securitized mortgage borrowings	—	(23,751)	(64,685)		—	—	—	(88,436)
Long-term debt	—	(223)	—		654	—	—	431
Mortgage servicing rights (2)	—	—	—		—	(16,374)	—	(16,374)
Mortgage loans held-for-sale	—	—	—		—	—	8,334	8,334
Derivative assets — IRLCs	—	—	—		—	—	5,098	5,098
Derivative liabilities — Hedging Instruments	—	—	—		—	—	(532)	(532)
Total	$10,206	$(23,974)	$(3,043)	(3)	$654	$(16,374)	$12,900	$(19,631)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in loss on MSRs, net in the consolidated statements of operations and comprehensive (loss) earnings.
(3)	For the six months ended June 30, 2019, change in the fair value of net trust assets, excluding REO was $3.0 million.

 The following is a description of the measurement techniques for items recorded at estimated fair value on a recurring basis.

Mortgage servicing rights—The Company elected to carry its MSRs arising from its mortgage loan origination operations at estimated fair value. The fair value of MSRs is based upon an indicative bid at June 30, 2020 and a discounted cash flow model at December 31, 2019. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. MSRs are considered a Level 3 measurement at June 30, 2020.

Mortgage loans held-for-sale—The Company elected to carry its mortgage LHFS originated or acquired at estimated fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage LHFS as a Level 2 measurement at June 30, 2020.

Securitized mortgage collateral—The Company elected to carry its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows with observable market participant assumptions, where available. The Company’s assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of June 30, 2020, securitized mortgage collateral had UPB of $2.6 billion, compared to an estimated fair value on the Company’s balance sheet of $2.2 billion. The aggregate UPB exceeded the fair value by $0.4 billion at June 30, 2020. As of June 30, 2020, the UPB of loans 90 days or more past due was $0.4 billion compared to an estimated fair value of $0.1 billion. The aggregate UPB of loans 90 days or more past due exceeded the fair value by $0.3 billion at June 30, 2020. Securitized mortgage collateral is considered a Level 3 measurement at June 30, 2020.

Securitized mortgage borrowings—The Company elected to carry its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include the Company’s judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of June 30, 2020, securitized mortgage borrowings had an outstanding principal balance of $2.6 billion, net of $2.2 billion in bond losses, compared to an estimated fair value of $2.2 billion. The aggregate outstanding principal balance exceeded the fair value by $0.4 billion at June 30, 2020. Securitized mortgage borrowings are considered a Level 3 measurement at June 30, 2020.

Long-term debt—The Company elected to carry its remaining long-term debt (consisting of junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company’s own credit risk, including previous settlements with trust preferred debt holders and discounted cash flow analysis. As of June 30, 2020, long-term debt had UPB of $62.0 million compared to an estimated fair value of $41.8 million. The aggregate UPB exceeded the fair value by $20.2 million at June 30, 2020. The long-term debt is considered a Level 3 measurement at June 30, 2020.

Derivative assets and liabilities, lending—The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. The derivatives include IRLCs with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. The derivatives also include hedging instruments (typically TBA MBS) used to hedge the fair value changes associated with changes in interest rates relating to its mortgage lending originations. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated Pull-through Rate. The anticipated Pull-through Rate is an unobservable input based on historical experience, which results in classification of IRLCs as a Level 3 measurement at June 30, 2020.

The fair value of the Hedging Instruments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, the Hedging Instruments are classified as a Level 2 measurement at June 30, 2020.

The following table includes information for the derivative assets and liabilities related to lending for the periods presented:

			Total Gains (Losses)		Total Losses
	Notional Amount		For the Three Months Ended		For the Six Months Ended
	June 30,	December 31,	June 30,		June 30,
	2020	2019	2020	2019	2020	2019
Derivative – IRLC's (1)	$103,148	$419,035	$936	$5,285	$(5,992)	$5,098
Derivative – TBA MBS (2)	—	485,459	(113)	(2,410)	(10,384)	(3,886)
Derivative – Forward delivery loan commitment (3)	—	232,530	—	—	—	—

(1)	Amounts included in gain (loss) on sale of loans, net within the accompanying consolidated statements of operations and comprehensive (loss) earnings.
(2)	Amounts included in gain (loss) on sale of loans, net and loss on mortgage servicing rights, net within the accompanying consolidated statements of operations and comprehensive (loss) earnings.
(3)	As of December 31, 2019, $232.5 million in mortgage loans had been allocated to forward delivery loan commitments and recorded at fair value within LHFS in the accompanying consolidated balance sheets.

Nonrecurring Fair Value Measurements

The Company is required to measure certain assets and liabilities at estimated fair value from time to time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10.

The following tables present financial and non-financial assets measured using nonrecurring fair value measurements at June 30, 2020 and 2019, respectively:

	Nonrecurring Fair Value Measurements			Total Gains (Losses) (1)	Total Gains (1)
	June 30, 2020			For the Three Months Ended	For the Six Months Ended
	Level 1	Level 2	Level 3	June 30, 2020	June 30, 2020
REO (2)	$—	$4,392	$—	$1,452	$3,165
ROU asset impairment	—	—	15,012	—	(393)

(1)	Total gains (losses) reflect gains from all nonrecurring measurements during the period.
(2)	At June 30, 2020, $4.2 million of REO was within securitized mortgage trust assets. The balance represents REO at June 30, 2020, which have been impaired subsequent to foreclosure. For the three and six months ended June 30, 2020, the Company recorded $1.5 million and $3.2 million, respectively, in gains, which represent recovery of the NRV attributable to an improvement in state specific loss severities on properties held during the period which resulted in an increase to NRV.

	Nonrecurring Fair Value Measurements			Total Losses (1)	Total Losses (1)
	June 30, 2019			For the Three Months Ended	For the Six Months Ended
	Level 1	Level 2	Level 3	June 30, 2019	June 30, 2019
REO (2)	$—	$11,214	$—	$(4,572)	$(1,099)

(1)	Total losses reflect losses from all nonrecurring measurements during the period.
(2)	At June 30, 2019, $10.9 million of REO was within securitized mortgage trust assets. Balance represents REO at June 30, 2019, which have been impaired subsequent to foreclosure. For the three and six months ended June 30, 2019, the Company recorded $4.6 million and $1.1 million, respectively, losses related to changes in NRV of properties. Losses represent impairment of the NRV attributable to an increase in state specific loss severities on properties held during the period which resulted in a decrease to NRV.

Real estate owned—REO consists of residential real estate (within securitized mortgage trust assets) acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. REO balance representing REOs which have been impaired subsequent to foreclosure are subject to nonrecurring fair value measurement and are included in the nonrecurring fair value measurements tables. Fair values of REO are generally based on observable market inputs, and are considered Level 2 measurements at June 30, 2020.

ROU asset impairment—The Company performs reviews of its ROU assets for impairment when evidence exists that the carrying value of an asset may not be recoverable. During the first quarter of 2020, the Company recorded a $393 thousand ROU asset impairment charge related to the consolidation of one floor of our corporate office. The impairment charge is included in general, administrative and other expense in the consolidated statements of operations and comprehensive (loss) earnings.  ROU asset was considered a Level 3 fair value measurement at June 30, 2020.

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

The Company recorded income tax expense of $15 thousand and $51 thousand for the three and six months ended June 30, 2020, respectively. Tax expense for the three and six months ended June 30, 2020 is primarily the result of state income taxes from states where the Company does not have net operating loss carryforwards or state minimum taxes.  The Company recorded income tax expense of $81 thousand and $167 thousand for the three and six months ended June 30, 2019, respectively.  Tax expense for the three and six months ended June 30, 2019 is primarily the result of state income taxes from states where the Company does not have net operating loss carryforwards or state minimum taxes, offset by a benefit resulting from the intraperiod allocation rules that are applied when there is a pre-tax loss from continuing operations and pre-tax income from other comprehensive income.

At June 30, 2020, the Company had accumulated other comprehensive (loss) earnings of $23.9 million, which was net of tax of $11.3 million.

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

Note 9.—Reconciliation of (Loss) Earnings Per Common Share

Basic net (loss) earnings per common share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of vested common shares outstanding during the period (denominator). Diluted net (loss) earnings per common share is computed on the basis of the weighted average number of shares of common stock outstanding plus the effect of dilutive potential common shares outstanding during the period using the if-converted method. Dilutive potential common shares include shares issuable upon conversion of Convertible Notes, warrants, dilutive effect of outstanding stock options, restricted stock awards (RSA), restricted stock units (RSU), deferred stock units (DSU) and cumulative redeemable preferred stock outstanding for the periods indicated, when dilutive.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator for basic (loss) earnings per share:
Net (loss) earnings	$(22,829)	$3,873	$(87,560)	$(8,739)

Numerator for diluted loss per share:
Net (loss) earnings	$(22,829)	$3,873	$(87,560)	$(8,739)
Interest expense attributable to convertible notes (1)	—	—	—	—
Net (loss) earnings plus interest expense attributable to convertible notes	$(22,829)	$3,873	$(87,560)	$(8,739)

Denominator for basic (loss) earnings per share (2):
Basic weighted average common shares outstanding during the period	21,230	21,181	21,229	21,170

Denominator for diluted (loss) earnings per share (2):
Basic weighted average common shares outstanding during the period	21,230	21,181	21,229	21,170
Net effect of dilutive convertible notes and warrants (1)	—	—	—	—
Net effect of dilutive stock options, DSU’s, RSA's and RSU's (1)	—	8	—	—
Diluted weighted average common shares	21,230	21,189	21,229	21,170
Net (loss) earnings per common share:
Basic	$(1.08)	$0.18	$(4.12)	$(0.41)
Diluted	$(1.08)	$0.18	$(4.12)	$(0.41)

(1)	Adjustments to diluted (loss) earnings per share for the three and six months ended June 30, 2020 and six months ended June 30, 2019 were excluded from the calculation, as they were anti-dilutive.
(2)	Number of shares presented in thousands.

At June 30, 2020, there were 1.0 million shares of stock options, RSA’s, RSU’s and DSU’s outstanding in the aggregate.  For the three and six months ended June 30, 2020 and 2019, there were 1.2 million shares attributable to the 2015 Convertible Notes that were anti-dilutive.  Additionally, for the three months ended June 30, 2020, there were 213 thousand warrants that were anti-dilutive.

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

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Three Months Ended June 30, 2020:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$1,451	$—	$—	$—	$1,451
Servicing fees, net	1,352	—	—	—	1,352
Loss on mortgage servicing rights, net	(8,443)	—	—	—	(8,443)
Real estate services fees, net	—	293	—	—	293
Other revenue	—	—	30	1,259	1,289
Other operating expense	(8,364)	(356)	(179)	(5,566)	(14,465)
Other income (expense)	287	—	(3,983)	(595)	(4,291)
Net loss before income tax expense	$(13,717)	$(63)	$(4,132)	$(4,902)	(22,814)
Income tax expense					15
Net loss					$(22,829)

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Three Months Ended June 30, 2019:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$29,472	$—	$—	$—	$29,472
Servicing fees, net	3,536	—	—	—	3,536
Loss on mortgage servicing rights, net	(9,887)	—	—	—	(9,887)
Real estate services fees, net	—	807	—	—	807
Other revenue	36	—	131	20	187
Other operating expense	(17,456)	(345)	(110)	(3,722)	(21,633)
Other income (expense)	1,905	—	19	(452)	1,472
Net earnings (loss) before income tax expense	$7,606	$462	$40	$(4,154)	$3,954
Income tax expense					81
Net earnings					$3,873

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Six Months Ended June 30, 2020:	Lending	Services	Portfolio	and other	Consolidated
Loss on sale of loans, net	$(26,712)	$—	$—	$—	$(26,712)
Servicing fees, net	3,859	—	—	—	3,859
Loss on mortgage servicing rights, net	(26,753)	—	—	—	(26,753)
Real estate services fees, net	—	687	—	—	687
Other revenue	—	—	72	1,280	1,352
Other operating expense	(33,307)	(717)	(350)	(10,858)	(45,232)
Other income (expense)	2,387	—	3,957	(1,054)	5,290
Net (loss) earnings before income tax expense	$(80,526)	$(30)	$3,679	$(10,632)	(87,509)
Income tax expense					51
Net loss					$(87,560)

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Six Months Ended June 30, 2019:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$41,686	$—	$—	$—	$41,686
Servicing fees, net	6,505	—	—	—	6,505
Loss on mortgage servicing rights, net	(15,510)	—	—	—	(15,510)
Real estate services fees, net	—	1,613	—	—	1,613
Other revenue	36	—	98	53	187
Other operating expense	(34,956)	(732)	(250)	(7,966)	(43,904)
Other income (expense)	3,320	—	(1,560)	(909)	851
Net earnings (loss) before income tax expense	$1,081	$881	$(1,712)	$(8,822)	$(8,572)
Income tax expense					167
Net loss					$(8,739)

	Mortgage	Real Estate	Long-term	Corporate
Balance Sheet Items as of:	Lending	Services	Portfolio	and other	Consolidated
Total Assets at June 30, 2020 (1)	$100,640	$508	$2,229,677	$33,799	$2,364,624
Total Assets at December 31, 2019 (1)	$888,847	$6	$2,634,812	$22,614	$3,546,279

(1)	All segment asset balances exclude intercompany balances.

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

The legal matter updates summarized below are ongoing and may have an effect on the Company’s business and future financial condition and results of operations:

On December 7, 2011, a purported class action was filed in the Circuit Court of Baltimore City entitled Timm, v. Impac Mortgage Holdings, Inc, et al. alleging on behalf of holders of the Company’s 9.375% Series B Cumulative Redeemable Preferred Stock (Preferred B) and 9.125% Series C Cumulative Redeemable Preferred Stock (Preferred

C) who did not tender their stock in connection with the Company’s 2009 completion of its Offer to Purchase and Consent Solicitation that the Company failed to achieve the required consent of the Preferred B and C holders, the consents to amend the Preferred stock were not effective because they were given on unissued stock (after redemption), the Company tied the tender offer with a consent requirement that constituted an improper “vote buying” scheme, and that the tender offer was a breach of a fiduciary duty. The action seeks the payment of two quarterly dividends for the Preferred B and C holders, the unwinding of the consents and reinstatement of the cumulative dividend on the Preferred B and C stock, and the election of two directors by the Preferred B and C holders. The action also seeks punitive damages and legal expenses. On July 16, 2018, the Court entered a Judgement Order whereby it (1) declared and entered judgment in favor of all defendants on all claims related to the Preferred C holders and all claims against all individual defendants thereby affirming the validity of the 2009 amendments to the Series B Articles Supplementary; (2) declared its interpretation of the voting provision language in the Preferred B Articles Supplementary to mean that consent of two-thirds of the Preferred B stockholders was required to approve the 2009 amendments to the Preferred B Articles Supplementary, which consent was not obtained, thus rendering the amendments invalid and leaving the 2004 Preferred B Articles Supplementary in effect; (3) ordered the Company to hold a special election within sixty days for the Preferred B stockholders to elect two directors to the Board of Directors pursuant to the 2004 Preferred B Articles Supplementary (which Directors will remain on the Company’s Board of Directors until such time as all accumulated dividends on the Preferred B have been paid or set aside for payment); and, (4) declared that the Company is required to pay three quarters of dividends on the Preferred B stock under the 2004 Articles Supplementary (approximately, $1.2 million, but did not order the Company to make any payment at this time). The Court declined to certify any class pending the outcome of appeals and certified its Judgment Order for immediate appeal.  On October 2, 2019, the appellate court held oral argument for all appeals in the matter.  On February 5, 2020, the Court of Special Appeal requested that the parties provide a supplemental memorandum explaining the appealability of the original circuit court opinion which the Company responded to on February 21, 2020.  On April 1, 2020, the Court of Special Appeal issued an opinion affirming the judgment in favor of plaintiffs on the Series B voting rights arguing that the voting rights provision was not ambiguous.  In response, the Company filed a petition for a writ of certiorari to the Maryland Court of Appeal appealing the Court of Special Appeals opinion.  The petition was submitted by the Company on May 20, 2020, the plaintiffs responded on June 4, 2020, and the Company submitted a reply brief on June 15, 2020.  The Maryland Court of Appeals granted the writ of certiorari on July 13, 2020.

On April 30, 2012, a purported class action was filed entitled Marentes v. Impac Mortgage Holdings, Inc., alleging that certain loan modification activities of the Company constitute an unfair business practice, false advertising and marketing, and that the fees charged are improper. The complaint seeks unspecified damages, restitution, injunctive relief, attorney’s fees and prejudgment interest. On August 22, 2012, the plaintiffs filed an amended complaint adding Impac Funding Corporation as a defendant and on October 2, 2012, the plaintiffs dismissed Impac Mortgage Holdings, Inc., without prejudice. On January 11, 2019, the trial court determined that the plaintiffs were unable to prove their case and ordered that judgment be entered in favor of the defendant.  On April 19, 2019, the plaintiffs filed their Notice of Appeal and the plaintiffs filed their opening brief on October 31, 2019.  The Company filed its response on February 19, 2020.  The plaintiffs filed their appellate reply on May 26, 2020.  The Court has set August 17, 2020 for oral arguments.

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

The following table summarizes the repurchase reserve activity, within other liabilities on the consolidated balance sheets, related to previously sold loans for the six months ended June 30, 2020 and year ended December 31, 2019:

	June 30,	December 31,
	2020	2019
Beginning balance	$8,969	$7,657
Provision for repurchases (1)	5,009	5,487
Settlements	(3,936)	(4,175)
Total repurchase reserve	$10,042	$8,969

(1)	The provision for repurchases is included in gain (loss) on sale of loans, net in the accompanying consolidated statements of operations and comprehensive (loss) earnings.

Corporate-owned Life Insurance Trusts

During the first quarter of 2020, there was a triggering event that caused the Company to reevaluate the consolidation of certain corporate-owned life insurance trusts.   As a result, the Company has consolidated life insurance trusts for three former executive officers.  The corporate-owned life insurance contracts are recorded at cash surrender value, which is provided by a third party and held within trusts.  At June 30, 2020, the cash surrender value of the policies was $10.7 million and were recorded within other assets on the consolidated balance sheets.  At June 30, 2020, the liability associated with the corporate-owned life insurance trusts was $12.2 million.

	At June 30, 2020
Corporate-owned life insurance trusts:	Trust #1	Trust #2	Trust #3	Total
Corporate-owned life insurance cash surrender value	$4,958	$3,796	$1,980	$10,734
Corporate-owned life insurance liability	5,641	4,425	2,152	12,218
Corporate-owned life insurance shortfall (1)	$(683)	$(629)	$(172)	$(1,484)

(1)	$1.3 million of the total shortfall was recorded as a change in retained deficit at the time of the consolidation of the trusts. The additional shortfall was recorded in the accompanying consolidated statements of operations and comprehensive (loss) earnings.

Commitments to Extend Credit

The Company enters into IRLCs with prospective borrowers whereby the Company commits to lend a certain loan amount under specific terms and interest rates to the borrower. These loan commitments are treated as derivatives and are carried at fair value. See Note 7. — Fair Value of Financial Instruments for more information.

Note 12.—Equity and Share Based Payments

Redeemable Preferred Stock

At June 30, 2020, the Company had outstanding $68.5 million liquidation preference of Series B and Series C Preferred Stock, inclusive of cumulative undeclared dividends in arrears. The holders of each series of Preferred Stock, which are non-voting and redeemable at the option of the Company, retain the right to a $25.00 per share liquidation preference in the event of a liquidation of the Company and the right to receive dividends on the Preferred Stock if any such dividends are declared.

As discussed within Note 11.—Commitments and Contingencies, all rights of the Preferred B holders under the 2004 Articles were deemed reinstated. Subject to an appeal, the Company has cumulative undeclared dividends in arrears of approximately $16.8 million, or approximately $25.20 per outstanding share of Preferred B, increasing the liquidation value to approximately $50.20 per share. Additionally, every quarter the cumulative undeclared dividends in arrears will increase by $0.5859 per share, or approximately $390 thousand.  The liquidation preference, inclusive of the cumulative undeclared dividends in arrears, is only payable upon voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs.

Share Based Payments

The following table summarizes activity, pricing and other information for the Company’s stock options for the six months ended June 30, 2020:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at the beginning of the year	914,470	$8.10
Options granted	30,000	5.34
Options exercised	(9,500)	4.84
Options forfeited/cancelled	(269,897)	7.85
Options outstanding at the end of the period	665,073	8.12
Options exercisable at the end of the period	413,246	$10.14

As of June 30, 2020, there was approximately $386 thousand of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 1.5 years.

The following table summarizes activity, pricing and other information for the Company’s RSU’s for the six months ended June 30, 2020:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
RSU’s outstanding at beginning of the year	75,000	$3.75
RSU’s granted	242,961	5.34
RSU’s issued	—	—
RSU’s forfeited/cancelled	(26,026)	4.32
RSU’s outstanding at end of the period	291,935	$5.02

As of June 30, 2020, there was approximately $758 thousand of total unrecognized compensation cost related to the RSU compensation arrangements granted under the plan. That cost is expected to be recognized over the remaining weighted average period of 2.5 years.

The following table summarizes activity, pricing and other information for the Company’s DSU’s for the six months ended June 30, 2020:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
DSU’s outstanding at the beginning of the year	54,500	$6.61
DSU’s granted	15,000	5.34
DSU’s issued	—	—
DSU’s forfeited/cancelled	(15,000)	5.34
DSU’s outstanding at the end of the period	54,500	$6.61

As of June 30, 2020, there was approximately $276 thousand of total unrecognized compensation cost related to the DSU compensation arrangements granted under the plan. That cost is expected to be recognized over the remaining weighted average period of 2.4 years.

The following table summarizes activity, pricing and other information for the Company’s RSA’s for the six months ended June 30, 2020:

Weighted-
Average
	Number of	Grant Date
	Shares	Fair Value
RSA’s outstanding at beginning of the year	35,069	$3.57
RSA’s granted	—	—
RSA’s issued	—	—
RSA’s forfeited/cancelled	(35,069)	3.57
RSA’s outstanding at end of the period	—	$—

As of June 30, 2020, there were no outstanding RSA’s as the shares forfeited prior to the minimum vesting requirement.

Note 13.—Subsequent Events

As previously reported on Form 8-K, on July 7, 2020, the Company received notification from the Freddie Mac that the Company’s eligibility to sell whole loans to Freddie Mac was suspended, without cause.  As noted in Freddie Mac’s Seller/Servicer Guide, Freddie Mac may elect, in its sole discretion, to suspend a Seller from eligibility, without cause, thereby restricting the Seller from obtaining new purchase commitments during the suspension period.

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

Selected Financial Results

	For the Three Months Ended			For the Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(in thousands, except per share data)	2020	2020	2019	2020	2019
Revenues:
Gain (loss) on sale of loans, net	$1,451	$(28,162)	$29,472	$(26,712)	$41,686
Servicing fees, net	1,352	2,507	3,536	3,859	6,505
Loss on mortgage servicing rights, net	(8,443)	(18,310)	(9,887)	(26,753)	(15,510)
Real estate services fees, net	293	393	807	687	1,613
Other	1,289	63	187	1,352	187
Total revenues	(4,058)	(43,509)	24,115	(47,567)	34,481
Expenses:
Personnel expense	7,774	20,664	14,339	28,439	28,461
Business promotion	74	3,128	2,013	3,203	4,936
General, administrative and other	6,617	6,975	5,281	13,590	10,507
Total expenses	14,465	30,767	21,633	45,232	43,904
Operating (loss) income:	(18,523)	(74,276)	2,482	(92,799)	(9,423)
Other (expense) income:
Net interest income	781	2,928	2,543	3,709	4,339
Change in fair value of long-term debt	(4,208)	9,036	388	4,828	654
Change in fair value of net trust assets	(864)	(2,383)	(1,459)	(3,247)	(4,142)
Total other (expense) income	(4,291)	9,581	1,472	5,290	851
(Loss) earnings before income taxes	(22,814)	(64,695)	3,954	(87,509)	(8,572)
Income tax expense	15	36	81	51	167
Net (loss ) earnings	$(22,829)	$(64,731)	$3,873	$(87,560)	$(8,739)
Other comprehensive (loss) earnings:
Change in fair value of mortgage-backed securities	—	—	(7)	—	14
Change in fair value of instrument specific credit risk	2,186	(3,073)	267	(887)	363
Total comprehensive (loss) earnings	$(20,643)	$(67,804)	$4,133	$(88,447)	$(8,362)

Diluted weighted average common shares	21,230	21,228	21,189	21,229	21,170
Diluted loss per share	$(1.08)	$(3.05)	$0.18	$(4.12)	$(0.41)

Status of Operations

Summary

The second quarter of 2020 was a quarter defined by our temporary suspension of lending activities due to the uncertainty caused by the global pandemic (pandemic) and various initiatives promulgated by the Federal government in response to the pandemic.  As a result, during the second quarter of 2020, we undertook a number of efforts to substantially reduce leverage on our consolidated balance sheet through asset sales and debt repayments.  Between April 1, 2020 and May 31, 2020, we sold approximately $469.0 million in mortgage loans, repaid approximately $490.0 million of associated warehouse borrowings, extended the maturity of the $25.0 million in Convertible Promissory Notes (originally due May 8, 2020) an additional six months to November 9, 2020, completed the sale of $4.1 billion in unpaid principal balance (UPB) of Freddie Mac mortgage servicing rights (MSRs) and repaid the associated $15.0 million outstanding on the MSR borrowing facility in its entirety.  In addition, during the six months ended June 30, 2020, and through the date of this filing, we have satisfied all obligations under our warehouse lending and repurchase facilities and chose to right-size our borrowing capacity, by reducing maximum borrowing capacity during the second quarter from $1.7 billion to $600.0 million and reducing warehouse counterparties from six to three over the same period.  By June 30, 2020, we had substantially de-levered the balance sheet while increasing our unrestricted cash balance from $24.7 million at December 31, 2019, to approximately $43.0 million at June 30, 2020, while also having a balance of unencumbered whole loans with a UPB of approximately $30.0 million.  We believe our temporary suspension of lending activities during the second quarter of 2020 was prudent and allowed us to successfully deleverage the consolidated balance sheet and reduce our risk profile, while prioritizing the preservation of liquidity and long-term value for our capital partners and stakeholders.

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

As previously reported on Form 8-K, on July 7, 2020, we received notification from the Federal Home Loan Mortgage Corporation (Freddie Mac) that our eligibility to sell whole loans to Freddie Mac was suspended, without cause.  As noted in Freddie Mac’s Seller/Servicer Guide, Freddie Mac may elect, in its sole discretion, to suspend a Seller from eligibility, without cause, thereby restricting the Seller from obtaining new purchase commitments during the suspension period.

Key Metrics – Second quarter 2020

●	At June 30, 2020, unrestricted cash was $43.0 million as compared to $24.7 million at December 31, 2019.
●	For the three months ended June 30, 2020, total originations were $2.1 million as compared to $1.5 billion for the three months ended March 31, 2020 and $821.4 million for the three months ended June 30, 2019.
●	Mortgage servicing portfolio decreased to $0.1 billion at June 30, 2020 as compared to $4.7 billion at March 31, 2020 and $6.0 billion at June 30, 2019.
●	Mortgage servicing right asset decreased to $0.3 million at June 30, 2020 as compared to $24.3 million at March 31, 2020 and $50.4 million at June 30, 2019.
●	Net losses of $22.8 million for the three months ended June 30, 2020 as compared to net losses of $64.7 million for the three months ended March 31, 2020 and net earnings of $3.9 million for the three months ended June 30, 2019.
●	Gain on sale of loans, net was $1.5 million for the three months ended June 30, 2020 as compared to a loss on sale of loans of $28.2 million for the three months ended March 31, 2020 and gain on sale of loans of $29.5 million for the three months ended June 30, 2019.
●	Servicing fees, net decreased to $1.4 million for the three months ended June 30, 2020 from $2.5 million for the three months ended March 31, 2020 and from $3.5 million for the three months ended June 30, 2019.
●	Operating expenses (personnel, business promotion and general, administrative and other) for the three months ended March 31, 2020 decreased to $14.5 million from $30.8 million for the three months ended March 31, 2020 and $21.6 million for the three months ended June 30, 2019.

For the second quarter of 2020, we reported net loss of $22.8 million, or $1.08 per diluted common share, as compared to net earnings of $3.9 million, or $0.18 per diluted common share, for the second quarter of 2019.  For the second quarter of 2020, core loss before tax (as defined below in Non-GAAP Financial Measures) was $10.4 million, or $0.49 per diluted common share, as compared to core earnings before tax of $11.9 million, or $0.56 per diluted common share, for the second quarter of 2019.

For the six months ended June 30, 2020, we reported net loss of $87.6 million, or $4.12 per diluted common share, as compared to net loss of $8.7 million, or $0.41 per diluted common share, for the six months ended June 30, 2019.  For the six months ended June 30, 2020, core loss before tax (as defined below in Non-GAAP Financial Measures) was $66.4 million, or $3.13 per diluted common share, as compared to core earnings before tax of $6.1 million, or $0.29 per diluted common share, for the six months ended June 30, 2019.

The second quarter of 2020 results were significantly impacted by the effects of the pandemic, which ultimately led to the aforementioned temporary suspension of our lending activities during the quarter.  While we undertook a number of efforts to substantially reduce leverage and improve liquidity during the quarter, we did not re-engage lending activities until June 2020, which resulted in a significant loss during the second quarter.  For the quarter ended June 30, 2020, the significant components of our net loss were loss on sale of MSRs as a result of fees associated with the sale, change in fair value of MSRs due to prepayments, an increase in the fair value of our long-term debt due to an increase in forward LIBOR and operating expenses.  During the second quarter of 2020, operating expenses (personnel, business promotion and general, administrative and other) decreased to $14.5 million from $30.8 million and $21.6 million for the quarters ended March 31, 2020 and June 30, 2019, respectively, as a result of our temporary suspension of lending activities.

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (GAAP), we use the following non-GAAP financial measures: core (loss) earnings before tax and core (loss) earnings per share before tax.  Core (loss) earnings and core (loss) earnings per share are financial measurements calculated by adjusting GAAP earnings before tax to exclude certain non-cash items, such as fair value adjustments and mark-to-market of mortgage servicing rights (MSRs), and legacy non-recurring expenses.  The fair value adjustments are non-cash items which management believes should be excluded when discussing our ongoing and future operations.  We use core (loss) earnings as we believe that it more accurately reflects our current business operations of mortgage originations and further aids our investors in understanding and analyzing our core operating results and comparing them among periods. These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for net (loss) earnings before income taxes, net (loss) earnings or diluted (loss) earnings per share (EPS) prepared in accordance with GAAP.  The tables below provide a reconciliation of net (loss) earnings before tax and diluted (loss) earnings per share to non-GAAP core (loss) earnings before tax and per share non-GAAP core (loss) earnings before tax:

	For the Three Months Ended			For the Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(in thousands, except per share data)	2020	2020	2019	2020	2019
Net (loss) earnings before tax:	$(22,814)	$(64,695)	$3,954	$(87,509)	$(8,572)

Change in fair value of mortgage servicing rights	7,200	15,294	6,920	22,494	10,590
Change in fair value of long-term debt	4,208	(9,036)	(388)	(4,828)	(654)
Change in fair value of net trust assets, including trust REO gains	864	2,383	1,459	3,247	4,142
Legal settlements and professional fees, for legacy matters	—	—	—	—	50
Legacy corporate-owned life insurance	176	—	—	176	—
Severance	—	—	—	—	539
Core (loss) earnings before tax	$(10,366)	$(56,054)	$11,945	$(66,420)	$6,095

Diluted weighted average common shares	21,230	21,228	21,189	21,229	21,170
Diluted core (loss) earnings per common share before tax	$(0.49)	$(2.64)	$0.56	$(3.13)	$0.29

Diluted loss per common share	$(1.08)	$(3.05)	$0.18	$(4.12)	$(0.41)
Adjustments:
Income tax expense (benefit)	—	—	—	—	0.01
Change in fair value of mortgage servicing rights	0.34	0.72	0.33	1.06	0.50
Change in fair value of long-term debt	0.20	(0.42)	(0.02)	(0.23)	(0.03)
Change in fair value of net trust assets, including trust REO gains	0.04	0.11	0.07	0.15	0.19
Legal settlements and professional fees, for legacy matters	—	—	—	—	—
Legacy corporate-owned life insurance	0.01	—	—	0.01	—
Severance	—	—	—	—	0.03
Diluted core (loss) earnings per common share before tax	$(0.49)	$(2.64)	$0.56	$(3.13)	$0.29

Originations by Channel:

	For the Three Months Ended
	June 30,	March 31,	%	June 30,	%
(in millions)	2020	2020	Change	2019	Change
Retail	$1.9	$1,310.0	(100)%	$566.5	(100)%
Wholesale	—	152.1	(100)	202.0	(100)
Correspondent	0.2	54.2	(100)	52.9	(100)
Total originations	$2.1	$1,516.3	(100)%	$821.4	(100)%

During the second quarter of 2020, total originations were $2.1 million as compared to $1.5 billion in the first quarter of 2020 and $821.4 million in the second quarter of 2019.  The decrease in originations was the result of our temporary suspension of lending activities due to the uncertainty caused by the pandemic.

Our loan products primarily include conventional loans eligible for sale to Fannie Mae and Freddie Mac, NonQM mortgages and loans eligible for government insurance (government loans) by the Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).

Originations by Loan Type:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions)	2020	2019	% Change	2020	2019	% Change
Conventional	1.9	456.4	(100)	$1,223.1	$662.1	85%
NonQM	$0.2	$315.1	(100)%	261.8	658.4	(60)
Government (1)	—	49.9	(100)	33.5	82.4	(59)
Total originations	$2.1	$821.4	(100)%	$1,518.4	$1,402.9	8%

(1)	Includes all government-insured loans including FHA, VA and USDA.

We entered 2020 building on the strong momentum gained over the past year repositioning the Company and focusing on our core NonQM lending business. During the first quarter of 2020, prior to the disruption caused by the pandemic, we originated $261.6 million in NonQM loans and were on pace to exceed our fourth quarter 2019 NonQM originations.  As financial markets became dislocated in March 2020, spreads widened substantially on credit assets due to potential pandemic related payment delinquencies and forbearances, causing a severe decline in the values assigned by investors and counterparties for NonQM assets. As a result, we ceased originating NonQM loans in the beginning of April 2020 as the decline in value increased the cost and liquidity to finance the product, reduced the ability to finance additional NonQM loans with lenders as well as diminished stable capital markets distribution exits.

Despite our current pause originating NonQM loans, we still believe there is an underserved mortgage market for borrowers with good credit who may not meet the qualified mortgage (QM) guidelines set out by the Consumer Financial Protection Bureau. We believe the quality, consistency and performance of our loans has been demonstrated through the issuance of four securitizations since 2018.  All four securitizations were 100% backed by Impac NonQM collateral with the senior tranches receiving AAA ratings.  We continue to monitor and evaluate the reemergence of the NonQM market including capital markets distribution exits for the product.

Originations by Purpose:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(in millions)	2020	%	2019	%	2020	%	2019	%
Refinance	$1.6	76%	$625.5	76%	$1,403.0	92%	$1,035.7	74%
Purchase	0.5	24	195.9	24	115.4	8	367.2	26
Total originations	$2.1	100%	$821.4	100%	$1,518.4	100%	$1,402.9	100%

During the first quarter of 2020, refinance volume decreased to $1.6 million as compared to $1.4 billion in the first quarter of 2020 and $625.5 million in the second quarter of 2019. The decrease in originations was the result of our temporary suspension of lending activities due to the uncertainty caused by the pandemic.

Mortgage Servicing Portfolio:

	June 30,	December 31,	%
(Unpaid principal balance (UPB), in millions)	2020	2019	Change
Mortgage servicing portfolio	$146.2	$4,931.8	(97.0)%

The mortgage servicing portfolio decreased to $0.1 billion at June 30, 2020 as compared to $4.9 billion at December 31, 2019 and $6.0 billion at June 30, 2019.  The decrease in the mortgage servicing portfolio was primarily due to the sale of $4.1 billion in UPB of Freddie Mac MSRs. Throughout 2019 and into the second quarter of 2020, we continued to selectively retain mortgage servicing as well as increasing whole loan sales on a servicing released basis to investors.  The servicing portfolio generated net servicing fees of $1.4 million in the second quarter of 2020, a 62% decrease over the net servicing fees of $3.5 million in the second quarter of 2019, as a result of the aforementioned servicing sale as well as a portfolio runoff caused by the decrease in mortgage interest rates which began in 2019.  The sale of MSRs during the second quarter of 2020, will further reduce net servicing fees going forward.

The following table includes information about our mortgage servicing portfolio:

	At June 30,	% 60+ days	At December 31,	% 60+ days
(in millions)	2020	delinquent (1)	2019	delinquent (1)
Freddie Mac	$—	0.00%	$4,826.2	0.47%
Ginnie Mae	146.2	13.22	105.4	2.41
Fannie Mae	—	0.00	0.2	0.00
Total servicing portfolio	$146.2	13.22%	$4,931.8	0.51%

(1)	Based on loan count.

For the second quarter of 2020, real estate services fees were $293 thousand as compared to $393 thousand in the first quarter of 2020 and $807 thousand in the second quarter of 2019.  Most of our real estate services business is generated from our long-term mortgage portfolio, and as the long-term mortgage portfolio continues to decline, we expect real estate services and the related revenues to decline.

In our long-term mortgage portfolio, the residual interests generated cash flows of $489 thousand in the second quarter of 2020 as compared to $354 thousand in the first quarter of 2020 and $274 thousand in the second quarter of 2019.  The estimated fair value of the net residual interests increased $684 thousand in the second quarter of 2020 to $15.8 million at June 30, 2020, due to an increase in fair value of certain multifamily trusts as a result of excess spread due to the current interest rate environment partially offset by an increase in loss assumptions for certain trusts.

For additional information regarding the long-term mortgage portfolio, refer to Financial Condition and Results of Operations below.

Liquidity and Capital Resources

During the six months ended June 30, 2020, we funded our operations primarily from mortgage lending revenues and, to a lesser extent, real estate services fees and cash flows from our residual interests in securitizations.  Mortgage lending revenues include gain (loss) on sale of loans, net, servicing fees, net, proceeds from the sale of mortgage servicing rights and other mortgage related income.  We funded mortgage loan originations using warehouse facilities, which are repaid once the loan is sold.  We may continue to manage our capital through the financing or sale of mortgage servicing rights.  We may also seek to raise capital by issuing debt or equity.

In mid-February we began instituting measures to increase liquidity as the risk of the rapidly spreading pandemic continued to outpace expectations.  We satisfied all margin calls due under our To Be Announced (TBA) hedging agreements, and warehouse lending and repurchase facilities.  In March 2020, we made the determination that our interest rate hedges were no longer effective in hedging asset market values as a result of the market dislocation, which caused an inability to monetize the value of our locked and funded loan portfolio. As a result, on March 18, 2020, we closed out the entirety of our TBA hedge position.   In late March 2020, we instituted a temporary suspension of all lending activities believing it prudent to de-risk, protect liquidity and prepare for the potential of a prolonged global recession.  During March 2020, we began to sell assets, repay debt, and generate additional cash liquidity. As of March 31, 2020, our unrestricted cash was $80.2 million. Between April 1, 2020 and May 31, 2020, we sold approximately $469.0 million in mortgage loans, repaid approximately $490.0 million of associated warehouse borrowings, completed the sale of $4.1 billion in UPB of Freddie Mac MSRs and repaid the associated $15.0 million outstanding on the MSR borrowing facility in its entirety.  We have right sized our warehouse borrowing capacity by electing to reduce the maximum borrowing capacity from $1.7 billion to $600.0 million and electing to reduce the warehouse counterparties from six to three.

In February 2018, IMC (Borrower), amended the Line of Credit Promissory Note (FHLMC and GNMA Financing, or MSR financing) originally entered into in August 2017, increasing the maximum borrowing capacity of the revolving line of credit to $50.0 million and extending the term to January 31, 2019. In May 2018, the agreement was amended increasing the maximum borrowing capacity of the revolving line of credit to $60.0 million, increasing the borrowing capacity up to 60% of the fair market value of the pledged mortgage servicing rights and reducing the interest rate per annum to one-month LIBOR plus 3.0%.  As part of the May 2018 amendment, the obligations under the Line of Credit are secured by FHLMC and GNMA pledged mortgage servicing rights (subject to an acknowledge agreement) and is guaranteed by Integrated Real Estate Services, Corp.  In April 2019, the maturity of the line was extended until January 31, 2020. In January 2020, the maturity of the line was extended to March 31, 2020. At March 31, 2020, we borrowed

$15.0 million under the FHLMC and GNMA Financing and had no additional available capacity for borrowing.  In April 2020, the maturity of the line was extended to May 31, 2020. In May 2020, the line was repaid with the proceeds from the MSR sale.

In April 2020, Ginnie Mae announced they revised and expanded their issuer assistance program to provide financing to fund servicer advances through the Pass-Through Assistance Program (PTAP).  The PTAP funds advanced by Ginnie Mae bear interest at a fixed rate that will apply to a given months pass-through assistance and will be posted on Ginnie Mae’s website each month. The maturity date is the earlier of the seven months from the month the request and repayment agreement was approved, or July 30, 2021.  At June 30, 2020, we had $448 thousand in approved PTAP funds outstanding at an interest rate of 5.7%.  In July 2020, the outstanding PTAP funds were repaid.

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

In May 2020, we completed the sale of $4.1 billion in UPB of Freddie Mac MSRs for approximately $20.1 million, receiving $15.0 million in proceeds upon sale, with the remaining due upon transfer of the servicing and transfer of all trailing documents. The Company used the $15.0 million in proceeds from the MSR sale to pay off the MSR financing.

Our results of operations and liquidity are materially affected by conditions in the markets for mortgages and mortgage-related assets, as well as the pandemic and the broader financial markets and the general economy. Concerns over economic recession, geopolitical issues, unemployment, the availability and cost of financing, the mortgage market and real estate market conditions contribute to increased volatility and diminished expectations for the economy and markets. Volatility and uncertainty in the marketplace may make it more difficult for us to obtain financing or raise capital on favorable terms or at all. Our operations and profitability may be adversely affected if we are unable to obtain cost-effective financing and profitable and stable capital market distribution exits.

We originate loans eligible for sale to Fannie Mae, Freddie Mac, (together, the GSEs), government insured or guaranteed loans, such as FHA, VA and USDA loans, and loans eligible for Ginnie Mae securities issuance (collectively, the Agencies), in addition to other investors and counterparties (collectively, the Counterparties). It is important for us to sell or securitize the loans we originate and, when doing so, maintain the option to also sell the related MSRs associated with these loans.  Prepayment speeds on loans generated through our retail direct channel have been a concern for some investors dating back to 2016 which has resulted and could further result in adverse pricing or delays in our ability to sell or securitize loans and related MSRs on a timely and profitable basis. During the fourth quarter of 2017, Fannie Mae sufficiently limited the manner and volume for our deliveries of eligible loans such that we elected to cease deliveries to them and we expanded our whole loan investor base for these loans.  In 2019, with the creation of the uniform mortgage-backed securities (UMBS) market, which was intended to improve liquidity and align prepayment speeds across Fannie Mae and Freddie Mac securities, Freddie Mac raised concerns about the high prepayment speeds of our loans generated through our retail direct channel. During 2019 and through the first half of 2020, we further expanded our investor base and completed servicing released loan sales to non-GSE whole loan investors and expect to continue to utilize these alternative exit strategies for Fannie Mae and Freddie Mac eligible loans.  In July 2020, we received notification from Freddie Mac that our eligibility to sell whole loans to Freddie Mac was suspended, without cause.  While we believe that the overall volume delivered under purchase commitments to the GSE’s was immaterial for 2019 and the first half of 2020, we are committed to operating actively and in good standing with our broad range of capital markets counterparties. We continue to take steps to manage our prepayment speeds to be more consistent with our industry peers and to reestablish the full confidence and delivery mechanisms to our investor base. We seek to satisfy the requirements as outlined by Freddie Mac to achieve reinstatement, while we continue to satisfy our obligations on a timely basis to our other counterparties, as we have done without exception.  Despite being in a suspended status with Freddie Mac, we remain in good standing as an approved originator and/or seller/servicer with our GSE’s, Agencies and Counterparties for agency, non-agency, and government insured or guaranteed loan programs.

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

Financial Condition and Results of Operations

Financial Condition

As of June 30, 2020 compared to December 31, 2019

The following table shows the condensed consolidated balance sheets for the following periods:

(in thousands, except per share data)	June 30,	December 31,	$	%
	2020	2019	Change	Change
ASSETS
Cash	$43,002	$24,666	$18,336	74%
Restricted cash	5,326	12,466	(7,140)	(57)
Mortgage loans held-for-sale	29,419	782,143	(752,724)	(96)
Mortgage servicing rights	279	41,470	(41,191)	(99)
Securitized mortgage trust assets	2,229,662	2,634,746	(405,084)	(15)
Other assets	56,936	50,788	6,148	12
Total assets	$2,364,624	$3,546,279	$(1,181,655)	(33)%
LIABILITIES & EQUITY
Warehouse borrowings	$1,571	$701,563	$(699,992)	(100)%
MSR financings	448	—	448	n/a
Convertible notes	24,839	24,996	(157)	(1)
Long-term debt (Par value; $62,000)	41,811	45,434	(3,623)	(8)
Securitized mortgage trust liabilities	2,213,863	2,619,210	(405,347)	(15)
Repurchase reserve	10,042	8,969	1,073	12
Other liabilities	57,029	41,870	15,159	36
Total liabilities	2,349,603	3,442,042	(1,092,439)	(32)
Total equity	15,021	104,237	(89,216)	(86)
Total liabilities and stockholders’ equity	$2,364,624	$3,546,279	$(1,181,655)	(33)%

Book value per share	$0.71	$4.90	$(4.19)	(85)%
Tangible Book value per share	$0.71	$4.90	$(4.19)	(85)%

At June 30, 2020, cash increased $18.3 million to $43.0 million from $24.7 million at December 31, 2019.  Cash balances increased primarily due a decrease in warehouse haircuts (difference between loan balance funded and amount advanced by warehouse lender). Offsetting the increase in cash was the payment of operating expenses as well as an increase in unencumbered loans funded with our cash.

LHFS decreased $752.7 million to $29.4 million at June 30, 2020 as compared to $782.1 million at December 31, 2019.  The decrease primarily relates to our temporary suspension of lending activities during the second quarter of 2020.  During the six months ended June 30, 2020, we had originations of $1.5 billion offset by $2.2 billion in loan sales. As a normal course of our origination and sales cycle, loans held-for-sale at the end of any period are generally sold within one or two subsequent months.

MSRs decreased $41.2 million to $0.3 million at June 30, 2020 as compared to $41.5 million at December 31, 2019. The decrease was due to $4.1 billion in UPB of MSR sales during the second quarter of 2020 as well as mark-to-market decreases in fair value of $21.9 million partially offset by additions of $1.8 million from servicing retained loan sales of $196.2 million in UPB.  At June 30, 2020 and December 31, 2019, we serviced $146.2 million and $4.9 billion, respectively, in UPB for others.

Warehouse borrowings decreased $700.0 million to $1.6 million at June 30, 2020 as compared to $701.6 million at December 31, 2019. The decrease was due to a $752.7 million decrease in LHFS at June 30, 2020. During the second quarter of 2020, we have right-sized our warehouse lending capacity reducing it by $1.1 billion to $600 million and reducing warehouse counterparties from six to three.

We have an MSR financing facility of $60.0 million.  This facility allows us to borrow up to 60% of the fair market value of Freddie Mac and Ginnie Mae (subject to an acknowledgment agreement) pledged mortgage servicing rights. At June 30, 2020, we had no outstanding borrowings against the facility and had no available capacity for borrowing as a result of the sale of the FHLMC servicing in the second quarter of 2020.  In April 2020, Ginnie Mae announced they revised and expanded their issuer assistance program to provide financing to fund servicer advances through the PTAP.  At June 30, 2020, the Company had $448 thousand in approved PTAP funds outstanding.  The outstanding PTAP assistance funds were repaid in July 2020.

Repurchase reserve increased $1.0 million to $10.0 million at June 30, 2020 as compared to $9.0 million at December 31, 2019.  The increase was due to a $5.0 million increase in change in provision for repurchases as a result of an increase in expected early payoffs and future losses, partially offset by $3.9 million in settlements primarily related to repurchased loans as well as refunds of premiums to investors for early payoffs on loans sold.

Book value per share decreased 85%, or $4.19, to $0.71 at June 30, 2020 as compared to $4.90 at December 31, 2019. Book value per common share decreased 170% to ($1.73) as of June 30, 2020, as compared to $2.47 as of December 31, 2019 (inclusive of the remaining $51.8 million of liquidation preference on our preferred stock).  In the event we are not successful in appealing the Preferred B litigation, inclusive of the Preferred B stock cumulative undeclared dividends in arrears of $16.8 million, book value per common share was ($2.52) at June 30, 2020.

The changes in total assets and liabilities, at fair market value, are primarily attributable to decreases in our trust assets and trust liabilities as summarized below.

	June 30,	December 31,	$	%
	2020	2019	Change	Change
Securitized mortgage collateral	$2,225,422	$2,628,064	$(402,642)	(15)%
Real estate owned (REO)	4,240	6,682	(2,442)	(37)
Total trust assets (1)	2,229,662	2,634,746	(405,084)	(15)

Securitized mortgage borrowings	$2,213,863	$2,619,210	$(405,347)	(15)%
Total trust liabilities (1)	2,213,863	2,619,210	(405,347)	(15)
Residual interests in securitizations	$15,799	$15,536	$263	2%

(1)	At June 30, 2020, the UPB of trust assets and trust liabilities was approximately $2.7 billion and $2.6 billion, respectively. At December 31, 2019, the UPB of trust assets and trust liabilities was approximately $3.0 billion and $2.9 billion, respectively.

We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining specified overcollateralization levels and other specified parameters (such as maximum delinquency and cumulative default) within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of total trust assets and total trust liabilities, was $15.8 million at June 30, 2020 as compared to $15.5 million at December 31, 2019.

We update our collateral assumptions quarterly based on recent delinquency, default, prepayment and loss experience. Additionally, we update the forward interest rates and investor yield (discount rate) assumptions based on information derived from market participants. During the six months ended June 30, 2020, actual losses were slightly elevated as compared to forecasted losses for the majority of trusts, including those with residual value.  Principal payments and liquidations of securitized mortgage collateral and securitized mortgage borrowings also contributed to the reduction in trust assets and liabilities.  The increase in residual fair value at June 30, 2020 was the result of an increase in fair value of certain multifamily trusts as a result of excess spread due to the current interest rate environment partially offset by an increase in loss assumptions for certain trusts.

●	The estimated fair value of securitized mortgage collateral decreased $402.6 million during the six months ended June 30, 2020, primarily due to reductions in principal from borrower payments and transfers of loans to REO for single-family and multi-family collateral. Additionally, other trust assets decreased $2.4 million during the six months ended June 30, 2020, primarily due to a decrease in REO from liquidations of $12.9 million. Partially offsetting the decrease was an increase of $7.3 million in REO from foreclosures and a $3.2 million increase in the net realizable value (NRV) of REO.

●	The estimated fair value of securitized mortgage borrowings decreased $405.3 million during the six months ended June 30, 2020, primarily due to reductions in principal balances from principal payments during the period for single-family and multi-family collateral partially offset by an increase in loss assumptions.

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

The following table presents changes in the trust assets and trust liabilities for the six months ended June 30, 2020:

	TRUST ASSETS			TRUST LIABILITIES
	Level 3 Recurring Fair
	Value Measurement			Level 3 Recurring Fair
		NRV (1)		Value Measurement
	Securitized	Real		Securitized	Net
	mortgage	estate	Total trust	mortgage	trust
	collateral	owned	assets	borrowings	assets
Recorded fair value at December 31, 2019	$2,628,064	$6,682	$2,634,746	$(2,619,210)	$15,536
Total gains/(losses) included in earnings:
Interest income	2,108	—	2,108	—	2,108
Interest expense	—	—	—	(33,931)	(33,931)
Change in FV of net trust assets, excluding REO (1)	(174,419)	—	(174,419)	168,007	(6,412)
Gains from REO – not at FV but at NRV (2)	—	3,165	3,165	—	3,165
Total gains (losses) included in earnings	(172,311)	3,165	(169,146)	134,076	(35,070)
Transfers in and/or out of level 3	—	—	—	—	—
Purchases, issuances and settlements	(230,331)	(5,607)	(235,938)	271,271	35,333
Recorded fair value at June 30, 2020	$2,225,422	$4,240	$2,229,662	$(2,213,863)	$15,799

(1)	Represents change in fair value of net trust assets, including trust REO gains in the consolidated statements of operations and comprehensive (loss) earnings for the six months ended June 30, 2020.
(2)	Accounted for at net realizable value.

Inclusive of gains from REO, total trust assets above reflect a net loss of $171.3 million as a result of a decrease in fair value from securitized mortgage collateral of $174.4 million offset by gains from REO of $3.2 million. Net gains on trust liabilities were $168.0 million as a result of the decrease in fair value of securitized mortgage borrowings. As a result, other income—change in fair value of net trust assets, including trust REO gains (losses) decreased by $3.2 million for the six months ended June 30, 2020.

The table below reflects the net trust assets as a percentage of total trust assets (residual interests in securitizations):

	June 30,	December 31,
	2020	2019
Net trust assets	$15,799	$15,536
Total trust assets	2,229,662	2,634,746
Net trust assets as a percentage of total trust assets	0.71%	0.59%

For the six months ended June 30, 2020, the estimated fair value of the net trust assets increased as a percentage of total trust assets due to an increase in prepayments and prepayment assumptions and a decrease in forward LIBOR offset by an increase in losses and loss assumptions.

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

The following tables present the estimated fair value of our residual interests, by securitization vintage year, and other related assumptions used to derive these values at June 30, 2020 and December 31, 2019:

	Estimated Fair Value of Residual			Estimated Fair Value of Residual
	Interests by Vintage Year at			Interests by Vintage Year at
	June 30, 2020			December 31, 2019
Origination Year	SF	MF	Total	SF	MF	Total
2002-2003 (1)	$7,430	$470	$7,900	$8,075	$604	$8,679
2004	3,337	870	4,207	3,386	709	4,095
2005	16	42	58	—	88	88
2006	—	3,634	3,634	—	2,674	2,674
Total	$10,783	$5,016	$15,799	$11,461	$4,075	$15,536
Weighted avg. prepayment rate	11.2%	18.3%	11.6%	10.5%	11.4%	10.6%
Weighted avg. discount rate	18.1%	17.8%	18.0%	18.0%	17.2%	17.8%

(1)	2002-2003 vintage year includes CMO 2007-A, since the majority of the mortgages collateralized in this securitization were originated during this period.

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

The table below reflects the estimated future credit losses and investor yield requirements for trust assets by product (SF and MF) and securitization vintage at June 30, 2020:

	Estimated Future			Investor Yield
	Losses (1)			Requirement (2)
	SF	MF		SF	MF
2002-2003	10%	*	(3)	7%	10%
2004	8	*	(3)	7	6
2005	16	2		6	5
2006	15	*	(3)	6	7
2007	16	*	(3)	6	3

(1)	Estimated future losses derived by dividing future projected losses by UPB at June 30, 2020.
(2)	Investor yield requirements represent our estimate of the yield third-party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.
(3)	Represents less than 1%.

Long-Term Mortgage Portfolio Credit Quality

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days delinquent or greater, foreclosures and delinquent bankruptcies were $634.2 million, or 23.6% of the long-term mortgage portfolio, at June 30, 2020 as compared to $511.3 million or 17.3% at December 31, 2019.

The following table summarizes the gross UPB of loans in our mortgage portfolio, included in securitized mortgage collateral and REO, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

	June 30,	Total	December 31,	Total
Securitized mortgage collateral	2020	Collateral	2019	Collateral
60 - 89 days delinquent	$205,782	7.6%	$88,553	3.0%
90 or more days delinquent	227,945	8.5	191,781	6.5
Foreclosures (1)	139,060	5.2	155,082	5.2
Delinquent bankruptcies (2)	61,453	2.3	75,880	2.6
Total 60 or more days delinquent	$634,240	23.6%	$511,296	17.3%
Total collateral	$2,694,198	100.0%	$2,964,654	100.0%

(1)	Represents properties in the process of foreclosure.
(2)	Represents bankruptcies that are 30 days or more delinquent.

At June 30, 2020, mortgage loans 60 or more days delinquent (whether or not subject to forbearance) increased 24% as compared to December 31, 2019.  Delinquency and forbearance is taken into account as part of our credit loss assumptions when determining the estimated fair value of our residual interests.  At June 30, 2020, residential loss assumptions for certain trusts increased as compared to March 31, 2020 and December 31, 2019.  To the extent delinquencies and loans in forbearance increase in deals with residual fair value, the estimated fair value of our residual interests may decrease due to a reduction or delay in the timing of estimated cash flows.

The following table summarizes the gross securitized mortgage collateral and REO at NRV, that were non-performing as of the dates indicated (excludes 60-89 days delinquent):

		Total		Total
	June 30,	Collateral	December 31,	Collateral
	2020	%	2019	%
90 or more days delinquent, foreclosures and delinquent bankruptcies	$428,458	16.0%	$422,743	14.3%
Real estate owned inside and outside trusts	4,392	0.2	6,834	0.2
Total non-performing assets	$432,850	16.2%	$429,577	14.5%

Non-performing assets consist of non-performing loans (mortgages that are 90 or more days delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is our policy to place a mortgage on nonaccrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. IFC, a subsidiary of IMH and master servicer, may be required to advance funds, or in most cases cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages. As of June 30, 2020, non-performing assets (UPB of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total collateral was 16.1%.  At December 31, 2019, non-performing assets to total collateral was 14.5%. Non-performing assets decreased by approximately $3.3 million at June 30, 2020 as compared to December 31, 2019. At June 30, 2020, the estimated fair value of non-performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) was $93.2 million or 3.9% of total assets. At December 31, 2019, the estimated fair value of non-performing assets was $158.4 million or 4.5% of total assets.

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

For the three and six months ended June 30, 2020, we recorded an increase of $1.5 million and $3.2 million in net realizable value of REO, respectively, compared to a decrease of $4.6 million and $1.1 million for the comparable 2019 periods.  Increases and decrease of the net realizable value reflect the change in value of the REO subsequent to foreclosure date, but prior to the date of sale.

The following table presents the balances of REO:

	June 30,	December 31,
	2020	2019
REO	$15,436	$21,195
Impairment (1)	(11,196)	(14,361)
Ending balance	$4,240	$6,834
REO inside trusts	$4,240	$6,682
REO outside trusts	152	152
Total	$4,392	$6,834

(1)	Impairment represents the cumulative write-downs of net realizable value subsequent to foreclosure.

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

Results of Operations

For the Three Months Ended June 30, 2020 compared to the Three Months Ended June 30, 2019

	For the Three Months Ended June 30,
			$	%
	2020	2019	Change	Change
Revenues	$(4,058)	$24,115	$(28,173)	(117)%
Expenses	(14,465)	(21,633)	7,168	33
Net interest income	781	2,543	(1,762)	(69)
Change in fair value of long-term debt	(4,208)	388	(4,596)	(1185)
Change in fair value of net trust assets, including trust REO gains (losses)	(864)	(1,459)	595	41
Income tax expense	(15)	(81)	66	81
Net (loss) earnings	$(22,829)	$3,873	$(26,702)	(689)%
(Loss) earnings per share available to common stockholders—basic	$(1.08)	$0.18	$(1.26)	(688)%
Loss per share available to common stockholders—diluted	$(1.08)	$0.18	$(1.26)	(688)%

For the Six Months Ended June 30, 2020 compared to the Six Months Ended June 30, 2019

	For the Six Months Ended June 30,
			$	%
	2020	2019	Change	Change
Revenues	$(47,567)	$34,481	$(82,048)	(238)%
Expenses	(45,232)	(43,904)	1,328	3
Net interest income	3,709	4,339	(630)	(15)
Change in fair value of long-term debt	4,828	654	4,174	638
Change in fair value of net trust assets, including trust REO losses	(3,247)	(4,142)	895	22
Income tax expense	(51)	(167)	(116)	(69)
Net loss	$(87,560)	$(8,739)	$(76,397)	(874)%
Loss per share available to common stockholders—basic	$(4.12)	$(0.41)	$(3.71)	(899)%
Loss per share available to common stockholders—diluted	$(4.12)	$(0.41)	$(3.71)	(899)%

For the Three Months Ended June 30, 2020 compared to the Three Months Ended June 30, 2019

Revenues

	For the Three Months Ended June 30,
			$	%
	2020	2019	Change	Change
Gain on sale of loans, net	$1,451	$29,472	$(28,021)	(95)%
Servicing fees, net	1,352	3,536	(2,184)	(62)
Loss on mortgage servicing rights, net	(8,443)	(9,887)	1,444	15
Real estate services fees, net	293	807	(514)	(64)
Other revenues	1,289	187	1,102	589
Total revenues	$(4,058)	$24,115	$(28,173)	(117)%

Gain on sale of loans, net.  For the three months ended June 30, 2020, gain on sale of loans, net was $1.5 million compared to $29.5 million in the comparable 2019 period. The $28.0 million decrease for the three months ended June 30, 2020 is primarily due to a $49.7 million decrease in gain on sale of loans, a $2.1 million decrease in realized and unrealized net gains on derivative financial instruments and a $352 thousand decrease of premiums from servicing retained loan sales.  Partially offsetting these decreases in gain on sale of loans was a $17.4 million increase in mark-to-market gains on LHFS, a $4.7 million decrease in direct loan origination expenses and a $1.9 million decrease in provision for repurchases for the three months ended June 30, 2020.

The significant reduction in gain on sale of loans, net was the result of our temporary pause in lending during the second quarter of 2020  as we believed it was prudent to de-risk our consolidated balance sheet and protect liquidity due to the significant reduction in value assigned by investors and counterparties for our NonQM position. On June 4, 2020, we announced our re-engagement in lending activities.  As a result of the temporary suspension in lending, for the three months ended June 30, 2020, we originated and sold $2.1 million and $489.1 million of loans, respectively, as compared to $821.4 million and $861.2 million of loans originated and sold, respectively, during the same period in 2019.

Servicing fees, net.  For the three months ended June 30, 2020, servicing fees, net were $1.4 million compared to $3.5 million in the comparable 2019 period.  The decrease in servicing fees, net was due to the sale of $4.1 billion in UPB of Freddie Mac MSRs as well as the significant decrease in mortgage interest rates as compared to the second quarter of 2019.  The substantial decrease in mortgage interest rates caused a significant increase in runoff of our mortgage servicing portfolio which combined with the servicing sale decreased the servicing portfolio average balance 73% to $1.6 billion for the three months ended June 30, 2020 as compared to an average balance of $6.1 billion for the three months ended June 30, 2019.  During the three months ended June 30, 2020, we had $11.3 million in servicing retained loan sales.

Loss on mortgage servicing rights, net

	For the Three Months Ended June 30,
			$	%
	2020	2019	Change	Change
Loss on sale of mortgage servicing rights	$(5,332)	$(6)	$(5,326)	88,767%
Changes in fair value:
Due to changes in valuation market rates, inputs or assumptions	(1,868)	(6,914)	5,046	73
Other changes in fair value:
Scheduled principal prepayments	(104)	(719)	615	86
Voluntary prepayments	(1,139)	(2,248)	1,109	49
Total changes in fair value	$(3,111)	$(9,881)	$6,770	69

Loss on mortgage servicing rights, net	$(8,443)	$(9,887)	$1,444	15%

For the three months ended June 30, 2020, loss on MSRs, net was $8.4 million compared to a loss of $9.9 million in the comparable 2019 period.  As previously discussed, in May 2020, we sold $4.1 billion in UPB of Freddie Mac MSRs and recorded a $5.3 million loss on the sale of MSRs primarily as a result of fees associated with the sale.  Additionally, for the three months ended June 30, 2020, we recorded a $3.1 million loss from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market rates, inputs and assumptions as well as voluntary and scheduled prepayments.  As a result of the aforementioned decrease in interest rates during 2019 and through the second quarter of 2020, $3.0 million of the $3.1 million change in fair value of MSRs was due to prepayments, with $1.9 million primarily due to an increase in prepayment speed assumptions and $1.1 million due to voluntary prepayments.

Real estate services fees, net.  For the three months ended June 30, 2020, real estate services fees, net were $293 thousand as compared to $807 thousand in the comparable 2019 period. The $514 thousand decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio.

Other revenues. For the three months ended June 30, 2020, other revenues were $1.3 million as compared to $187 thousand in the comparable 2019 period. The $1.1 million increase was the result of a $1.3 million increase in the cash surrender value associated with the corporate-owned life insurance trusts as a result of the payment of premiums.

For the Six Months Ended June 30, 2020 compared to the Six Months Ended June 30, 2019

	For the Six Months Ended June 30,
			$	%
	2020	2019	Change	Change
(Loss) gain on sale of loans, net	$(26,712)	$41,686	$(68,398)	(164)%
Servicing fees, net	3,859	6,505	(2,646)	(41)
Loss on mortgage servicing rights, net	(26,753)	(15,510)	(11,243)	(72)
Real estate services fees, net	687	1,613	(926)	(57)
Other revenues	1,352	187	1,165	623
Total revenues	$(47,567)	$34,481	$(82,048)	(238)%

(Loss) gain on sale of loans, net.  For the six months ended June 30, 2020, (loss) gain on sale of loans, net was a loss of ($26.7) million compared to a gain of $41.7 million in the comparable 2019 period. The $68.4 million decrease for the six months ended June 30, 2020, is primarily due to the aforementioned temporary pause in lending during the second quarter of 2020.  The decrease in (loss) gain on sale of loans, net was most notably due to a $31.5 million increase in mark-to-market losses on LHFS, a $17.6 million increase in realized and unrealized net losses on derivative financial instruments, a $15.8 million decrease in (loss) gain on sale of loans and a $1.8 million increase in provision for repurchases.

As previously discussed, for the six months ended June 30, 2020, the predominance of our loss was due to the substantial remarking of our NonQM loan portfolio held-for-sale as a result of spreads widening substantially on credit assets due to potential pandemic related payment delinquencies and forbearances, causing a severe decline in the values assigned by counterparties for NonQM assets, which resulted in a significant loss on sale of loans, net. For the six months ended June 30, 2020, we originated and sold $1.5 billion and $2.2 billion of loans, respectively, as compared to $1.4 billion and $1.3 billion of loans originated and sold, respectively, during the same period in 2019.

Servicing fees, net.  For the six months ended June 30, 2020, servicing fees, net were $3.9 million compared to $6.5 million in the comparable 2019 period.  The decrease in servicing fees, net was the result of the significant decrease in mortgage interest rates as compared to the first six months of 2019 as well as the sale of $4.1 billion in UPB of Freddie Mac MSRs in the second quarter of 2020.  The substantial decrease in mortgage interest rates caused a significant increase in runoff of our mortgage servicing portfolio which combined with the servicing sale decreased the servicing portfolio average balance 48% to $3.2 billion for the six months ended June 30, 2020 as compared to an average balance of $6.2 billion for the comparable period in 2019.  During the six months ended June 30, 2020, we had $196.2 million in servicing retained loan sales. As previously discussed, in May 2020, we completed the sale of $4.1 billion in UPB of Freddie Mac MSRs and as a result, we expect servicing fees, net to decline in future periods.

Loss on mortgage servicing rights, net

	For the Six Months Ended June 30,
			$	%
	2020	2019	Change	Change
(Loss) gain on sale of mortgage servicing rights	$(4,811)	$864	$(5,675)	657%
Changes in fair value:
Due to changes in valuation market rates, inputs or assumptions	(17,683)	(11,454)	(6,229)	54
Other changes in fair value:
Scheduled principal prepayments	(497)	(1,503)	1,006	67
Voluntary prepayments	(3,762)	(3,417)	(345)	(10)
Total changes in fair value	$(21,942)	$(16,374)	$(5,568)	34

Loss on mortgage servicing rights, net	$(26,753)	$(15,510)	$(11,243)	72%

For the six months ended June 30, 2020, loss on MSRs, net was $26.8 million compared to a loss of $15.5 million in the comparable 2019 period.  For the six months ended June 30, 2020, we recorded a $21.9 million loss from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market rates, inputs and assumptions as well as voluntary and scheduled prepayments.  As a result of the aforementioned decrease in interest rates during 2019 and through the second quarter of 2020, $21.4 million of the $21.9 million change in fair value of MSRs was due to prepayments, with $17.7 million primarily due to an increase in prepayment speed assumptions and $3.8 million due to voluntary prepayments.

Real estate services fees, net.  For the six months ended June 30, 2020, real estate services fees, net were $687 thousand as compared to $1.6 million in the comparable 2019 period. The $926 thousand decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio.

Other revenues. For the six months ended June 30, 2020, other revenues were $1.4 million as compared to $187 thousand in the comparable 2019 period. The $1.2 million increase was the result of a $1.3 million increase in the cash surrender value associated with the corporate-owned life insurance trusts as a result of the payment of premiums.

For the Three Months Ended June 30, 2020 compared to the Three Months Ended June 30, 2019

Expenses

	For the Three Months Ended June 30,
			$	%
	2020	2019	Change	Change
Personnel expense	$7,774	$14,339	$(6,565)	(46)%
Business promotion	74	2,013	(1,939)	(96)
General, administrative and other	6,617	5,281	1,336	25
Total expenses	$14,465	$21,633	$(7,168)	(33)%

Total expenses decreased by $7.2 million, or 33%, to $14.5 million for the three months ended June 30, 2020, compared to $21.6 million for the comparable period in 2019.  Personnel expense decreased $6.6 million to $7.8 million for the three months ended June 30, 2020 as compared to the same period in 2019.  The decrease is primarily related to the aforementioned temporary pause in lending during the three months ended June 30, 2020.  In mid-March, we undertook a series of actions to help ensure the safety and productivity of our employees and help prevent the spread of COVID-19 among our workforce.  Substantially all of our employees have been working remotely since March 16, 2020.  As a result of the temporary pause in lending, we furloughed a significant amount of our workforce, which resulted in average headcount decreasing 50% for the three months ended June 30, 2020 as compared to the same period in 2019.  We greatly value the health and well-being of our employees and their families and consistent with our furlough policy, have covered and continue to cover employees’ costs of health and medical benefits during the furlough period to provide tangible support during this time of hardship.

Business promotion decreased $1.9 million to $74 thousand for the three months ended June 30, 2020 as compared to $2.0 million for the same period in the prior year.  Business promotion decreased as a result of the aforementioned temporary pause in lending during the three months ended June 30, 2020.  As we reengage in lending activities, we expect business promotion will remain low as compared to prior periods as a result of the current interest rate environment.  We will continue to source leads through digital campaigns, which allow for a more cost effective approach, increasing the ability to be more price and product competitive to more specific target geographies.

General, administrative and other expenses increased to $6.6 million for the three months ended June 30, 2020, compared to $5.3 million for the same period in 2019.  The increase was related to a $1.4 million increase in premiums associated with the corporate-owned life insurance trusts liability as compared to the second quarter of 2019.  Additionally, legal and professional fees increased $534 thousand as a result of exploring alternative exit strategies for our NonQM position during the three months ended June 30, 2020.  Offsetting the increase in expense was a reduction in all other general, administrative and other expenses as a result of the temporary pause in lending during the three months ended June 30, 2020.

For the Six Months Ended June 30, 2020 compared to the Six Months Ended June 30, 2019

	For the Six Months Ended June 30,
			$	%
	2020	2019	Change	Change
Personnel expense	$28,439	$28,461	$(22)	(0)%
Business promotion	3,203	4,936	(1,733)	(35)
General, administrative and other	13,590	10,507	3,083	29
Total expenses	$45,232	$43,904	$1,328	3%

Total expenses increased by $1.3 million, or 3%, to $45.2 million for the six months ended June 30, 2020, compared to $44.0 million for the comparable period in 2019.  Personnel expense was flat at $28.4 million for the six months ended June 30, 2020 as compared to the same period in 2019.  Despite the temporary pause in lending during the three months ended June 30, 2020, personnel expense was flat due to an increase in originations and related employee commission expense during the first quarter of 2020 as compared to the comparable period in 2019, partially offset by the aforementioned furlough during the second quarter of 2020.

Business promotion decreased $1.7 million to $3.2 million for the six months ended June 30, 2020 as compared to $4.9 million for the same period in the prior year.  Business promotion decreased as a result of the aforementioned temporary pause in lending during the three months ended June 30, 2020.  As we reengage in lending activities, we expect business promotion expense to decrease as compared to prior periods as a result of the current interest rate environment.  We will continue to source leads through digital campaigns, which allow for a more cost effective approach, increasing the ability to be more price and product competitive to more specific target geographies.

General, administrative and other expenses increased to $13.6 million for the six months ended June 30, 2020, compared to $10.5 million for the same period in 2019.  The increase was partially related to a $1.4 million increase in premiums associated with the corporate-owned life insurance trusts liability as compared to the same period in 2019.  The increase in general, administrative and other expenses was also due to a $623 thousand increase in occupancy expense primarily due to right of use (ROU) asset impairment as well as additional leased space as compared to the first quarter of 2019.  In August 2019, we entered into an agreement to lease additional office space in our corporate office to accommodate the staffing increase during the third quarter of 2019.  During the first quarter of 2020, as a result of the pandemic and subsequent reduction in lending activities, we consolidated one floor of our corporate office and recognized ROU asset impairment of $393 thousand for the additional space leased in August 2019, in addition to a $198 thousand increase in occupancy expense as compared to the first quarter of 2019.  Additionally, legal and professional fees increased $1.0 million as a result of exploring alternative exit strategies for our NonQM loan portfolio held-for-sale during the six months ended June 30, 2020.  Offsetting these increases in expenses outlined above was a reduction in all other general, administrative and other expenses as a result of the temporary pause in lending during the three months ended June 30, 2020.

Net Interest Income

We earn net interest income primarily from mortgage assets, which include securitized mortgage collateral and loans held-for-sale, or collectively, “mortgage assets,” and, to a lesser extent, interest income earned on cash and cash equivalents. Interest expense is primarily interest paid on borrowings secured by mortgage assets, which include securitized mortgage borrowings and warehouse borrowings and to a lesser extent, interest expense paid on long-term debt, Convertible Notes, MSR financing and corporate owned life insurance trusts. Interest income and interest expense during the period primarily represents the effective yield, based on the fair value of the trust assets and liabilities.

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

	For the Three Months Ended June 30,
	2020			2019
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$2,237,117	$33,933	6.07%	$2,987,784	$36,630	4.90%
Mortgage loans held-for-sale	165,865	1,875	4.52	439,445	6,259	5.70
Other	66,603	24	0.14	30,827	172	2.23
Total interest-earning assets	$2,469,585	$35,832	5.80%	$3,458,056	$43,061	4.98%
LIABILITIES
Securitized mortgage borrowings	$2,226,036	$31,896	5.73	$2,983,446	$34,435	4.62%
Warehouse borrowings	144,035	1,517	4.21	390,223	4,506	4.62
MSR financing facilities	9,772	93	3.81	—	—	—
Long-term debt	40,722	948	9.31	44,236	1,106	10.00
Convertible notes	24,998	524	8.38	24,988	471	7.54
Other	10,773	73	2.71	—	—	—
Total interest-bearing liabilities	$2,456,336	$35,051	5.71%	$3,442,893	$40,518	4.71%
Net interest spread (1)		$781	0.09%		$2,543	0.27%
Net interest margin (2)			0.13%			0.29%

(1)	Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.
(2)	Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest spread income decreased $1.8 million for the three months ended June 30, 2020 primarily attributable to a decrease in the net interest spread between loans held-for-sale and their related warehouse borrowings, a decrease in the net interest spread on the securitized mortgage collateral and securitized mortgage borrowings, an increase in interest expense on the corporate owned life insurance trusts (within other liabilities), an increase in interest expense on MSR financing and convertible notes.  Partially offsetting the decrease in net interest spread income was a decrease in interest expense on the long-term debt.  As a result, the net interest margin decreased to 0.13% for the three months ended June 30, 2020 from 0.29% for the three months ended June 30, 2019.

During the three months ended June 30, 2020, the yield on interest-earning assets increased to 5.80% from 4.98% in the comparable 2019 period. The yield on interest-bearing liabilities increased to 5.71% for the three months ended June 30, 2020 from 4.71% for the comparable 2019 period.  In connection with the fair value accounting for securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense are recognized using effective yields based on estimated fair values for these instruments. The increase in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to a decrease in prices which resulted in an increase in yield as compared to the previous period.

	For the Six Months Ended June 30,
	2020			2019
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$2,367,433	$61,646	5.21%	$3,044,213	$76,652	5.04%
Mortgage loans held-for-sale	439,712	10,196	4.64	394,232	11,377	5.77
Other	51,658	85	0.33	30,265	287	1.90
Total interest-earning assets	$2,858,803	$71,927	5.03%	$3,468,710	$88,316	5.09%
LIABILITIES
Securitized mortgage borrowings	$2,357,094	$57,282	4.86%	$3,038,369	$72,487	4.77%
Warehouse borrowings	406,486	7,761	3.82	342,220	8,303	4.85
MSR financing facilities	6,040	118	3.91	—	—	—
Long-term debt	42,293	1,989	9.41	44,442	2,237	10.07
Convertible notes	24,997	995	7.96	24,987	943	7.55
Other	5,447	73	2.68	32	7	43.75
Total interest-bearing liabilities	$2,842,357	$68,218	4.80%	$3,450,050	$83,977	4.87%
Net interest spread (1)		$3,709	0.23%		$4,339	0.22%
Net interest margin (2)			0.26%			0.25%

(1)	Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.
(2)	Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest spread income decreased $630 thousand for the six months ended June 30, 2020 primarily attributable to a decrease in the net interest spread between loans held-for-sale and their related warehouse borrowings, an increase in interest expense on the corporate owned life insurance trusts (within other liabilities), an increase in interest expense on MSR financing and convertible notes.  Offsetting the decrease in net interest spread income was an increase in the net interest spread on the securitized mortgage collateral and securitized mortgage borrowing and a decrease in interest expense on the long-term debt.  Despite the decrease in net interest spread income, the net interest margin increased to 0.26% for the six months ended June 30, 2020 from 0.25% for the six months ended June 30, 2019.

During the six months ended June 30, 2020, the yield on interest-earning assets decreased to 5.03% from 5.09% in the comparable 2019 period. The yield on interest-bearing liabilities decreased to 4.80% for the six months ended June 30, 2020 from 4.87% for the comparable 2019 period.  In connection with the fair value accounting for securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense are recognized using effective yields based on estimated fair values for these instruments. The increase in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to a decrease in prices which resulted in an increase in yield as compared to the previous period.

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

During the three months ended June 30, 2020, the fair value of the long-term debt increased $2.2 million to $41.8 million from $39.6 million at March 31, 2020.  The increase in estimated fair value was the result of a $4.2 million change in the market specific credit risk as a result of an increase in the forward LIBOR curve as compared to the first quarter of 2020, as well as a $157 thousand increase due to accretion partially offset by a reduction of $2.2 million change in the instrument specific credit risk.  During the six months ended June 30, 2020, the fair value of long-term debt decreased by

$3.6 million to $41.8 million from $45.4 million at December 31, 2019.  The decrease in estimated fair value was the result of a $4.8 million change in the market specific credit risk as a result of a decrease in the forward LIBOR curve as compared to the fourth quarter of 2019 partially offset by an $887 thousand change in the instrument specific credit risk and a $318 thousand increase due to accretion.

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

Change in fair value of net trust assets, including trust REO losses

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Change in fair value of net trust assets, excluding REO	$(2,316)	$3,113	$(6,412)	$(3,043)
Gains (losses) from REO	1,452	(4,572)	3,165	(1,099)
Change in fair value of net trust assets, including trust REO gains (losses)	$(864)	$(1,459)	$(3,247)	$(4,142)

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $0.9 million for the three months ended June 30, 2020.  The change in fair value of net trust assets, excluding REO was due to $2.3 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral as a result of increases in loss assumptions on certain trusts during the period partially offset by a decrease in forward LIBOR. Additionally, the NRV of REO increased $1.5 million during the period attributed to lower expected loss severities on properties within certain states held in the long-term mortgage portfolio during the period.

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

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $3.2 million for the six months ended June 30, 2020.  The change in fair value of net trust assets, excluding REO was due to $6.4 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral as a result of increases in loss assumptions on certain trusts during the period partially offset by a decrease in forward LIBOR. Additionally, the NRV of REO increased $3.2 million during the period attributed to lower expected loss severities on properties within certain states held in the long-term mortgage portfolio during the period.

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

Income Taxes

We recorded income tax expense of $15 thousand and $51 thousand for the three and six months ended June 30, 2020, respectively. Tax expense for the three and six months ended June 30, 2020 is primarily the result of state income taxes from states where we do not have net operating loss carryforwards or state minimum taxes.  We recorded income tax expense of $81 thousand and $167 thousand for the three and six months ended June 30, 2019, respectively.  Tax expense for the three and six months ended June 30, 2019 is primarily the result of state income taxes from states where we do not have net operating loss carryforwards or state minimum taxes, offset by a benefit resulting from the intraperiod allocation rules that are applied when there is a pre-tax loss from continuing operations and pre-tax income from other comprehensive income.

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

Results of Operations by Business Segment

We have three primary operating segments: Mortgage Lending, Long-Term Mortgage Portfolio and Real Estate Services. Unallocated corporate and other administrative costs, including the cost associated with being a public company, are presented in Corporate. Segment operating results are as follows:

Mortgage Lending

	For the Three Months Ended June 30,
			$	%
	2020	2019	Change	Change
Gain on sale of loans, net	$1,451	$29,472	$(28,021)	(95)%
Servicing fees, net	1,352	3,536	(2,184)	(62)
Loss on mortgage servicing rights, net	(8,443)	(9,887)	1,444	15
Total revenues	(5,640)	23,121	(28,761)	(124)

Other income	287	1,941	(1,654)	(85)

Personnel expense	(6,154)	(12,777)	6,623	52
Business promotion	(74)	(2,013)	1,939	96
General, administrative and other	(2,136)	(2,666)	530	20
(Loss) earnings before income taxes	$(13,717)	$7,606	$(21,323)	(280)%

For the three months ended June 30, 2020, gain on sale of loans, net was $1.5 million compared to $29.5 million in the comparable 2019 period. The $28.0 million decrease for the three months ended June 30, 2020 is primarily due to a $49.7 million decrease in gain on sale of loans, a $2.1 million decrease in realized and unrealized net gains on derivative financial instruments and a $352 thousand decrease of premiums from servicing retained loan sales.  Partially offsetting these decreases in gain on sale of loans was a $17.4 million increase in mark-to-market gains on LHFS, a $4.7 million decrease in direct loan origination expenses and a $1.9 million decrease in provision for repurchases for the three months ended June 30, 2020.

The significant reduction in gain on sale of loans, net was the result of our temporary pause in lending during the second quarter as we believed it was prudent to de-risk our consolidated balance sheet and protect liquidity due to the significant reduction in value assigned by investors and counterparties for our NonQM position. On June 4, 2020, we announced our re-engagement in lending activities.  As a result of the temporary suspension in lending, for the three months ended June 30, 2020, we originated and sold $2.1 million and $489.1 million of loans, respectively, as compared to $821.4 million and $861.2 million of loans originated and sold, respectively, during the same period in 2019.

For the three months ended June 30, 2020, servicing fees, net were $1.4 million compared to $3.5 million in the comparable 2019 period.  The decrease in servicing fees, net was due to the sale of $4.1 billion in UPB of Freddie Mac MSRs as well as the significant decrease in mortgage interest rates as compared to the first quarter of 2019.  The substantial decrease in mortgage interest rates caused a significant increase in runoff of our mortgage servicing portfolio which combined with the servicing sale decreased the servicing portfolio average balance 73% to $1.6 billion for the three months ended June 30, 2020 as compared to an average balance of $6.1 billion for the three months ended June 30, 2019.  During the three months ended June 30, 2020, we had $11.3 million in servicing retained loan sales.

For the three months ended June 30, 2020, loss on MSRs, net was $8.4 million compared to a loss of $9.9 million in the comparable 2019 period.  As previously discussed, in May 2020, we sold $4.1 billion in UPB of Freddie Mac MSRs and recorded a $5.3 million loss on sale of MSRs primarily as a result of fees associated with the sale.  Additionally, for the three months ended June 30, 2020, we recorded a $3.1 million loss from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market rates, inputs and assumptions as well as voluntary and scheduled prepayments.  As a result of the aforementioned decrease in interest rates during 2019 and through the second quarter of 2020, $3.0 million of the $3.1 million change in fair value of MSRs was due to prepayments, with $1.9 million primarily due to an increase in prepayment speed assumptions and $1.1 million due to voluntary prepayments.

For the three months ended June 30, 2020, other income decreased to $287 thousand as compared to $1.9 million in the comparable 2019 period. The $1.7 million decrease in other income was primarily due to a $1.4 million decrease net interest spread between loans held-for-sale and their related warehouse borrowing during the second quarter of 2020 as a result of our temporary pause in lending for most of the quarter. The decrease in other income was also attributable to a $93 thousand increase in interest expense related to an increase in the utilization of the MSR financing facilities during the second quarter of 2020, a $77 thousand decrease in interest income on mortgage-backed securities purchased and sold during 2019 and a $52 thousand decrease on invested cash balances.

Personnel expense decreased $6.6 million to $6.2 million for the three months ended June 30, 2020 as compared to the same period in 2019.  The decrease is primarily related to the aforementioned temporary pause in lending during the three months ended June 30, 2020.  As a result of the temporary pause in lending, we furloughed a significant amount of our workforce, which resulted in average headcount in the mortgage lending segment decreasing by 58% for the three months ended June 30, 2020 as compared to the same period in 2019.  As part of the furlough, we covered the employees’ costs of health and medical benefits to provide tangible support to our furloughed employees during the unprecedented  hardship.

Business promotion decreased $1.9 million to $74 thousand for the three months ended June 30, 2020 as compared to $2.0 million for the same period in the prior year.  Business promotion decreased as a result of the aforementioned temporary pause in lending during the three months ended June 30, 2020.  As we reengage in lending activities, we expect business promotion expense to decrease as compared to prior periods as a result of the current interest rate environment.  We will continue to source leads through digital campaigns, which allow for a more cost effective approach, increasing the ability to be more price and product competitive to more specific target geographies.

General, administrative and other expenses decreased to $2.1 million for the three months ended June 30, 2020, compared to $2.7 million for the same period in 2019.  The decrease was related to a reduction in most general, administrative and other expenses as a result of the temporary pause in lending during the three months ended June 30, 2020.  Partially offsetting the decrease was a $196 thousand increase in legal and professional fees as a result of exploring alternative exit strategies for our NonQM position during the three months ended June 30, 2020.

	For the Six Months Ended June 30,
			$	%
	2020	2019	Change	Change
(Loss) gain on sale of loans, net	$(26,712)	$41,686	$(68,398)	(164)%
Servicing fees, net	3,859	6,505	(2,646)	(41)
Loss on mortgage servicing rights, net	(26,753)	(15,510)	(11,243)	(72)
Total revenues	(49,606)	32,681	(82,287)	(252)

Other income	2,387	3,355	(968)	(29)

Personnel expense	(24,134)	(24,836)	702	3
Business promotion	(3,197)	(4,909)	1,712	35
General, administrative and other	(5,976)	(5,210)	(766)	(15)
(Loss) earnings before income taxes	$(80,526)	$1,081	$(81,607)	(7,549)%

For the six months ended June 30, 2020, (loss) gain on sale of loans, net was a loss of ($26.7) million compared to a gain of $41.7 million in the comparable 2019 period. The $68.4 million decrease for the six months ended June 30, 2020, is primarily due to the aforementioned temporary pause in lending during the second quarter of 2020.  The decrease in (loss) gain on sale of loans, net was most notably due to a $31.5 million increase in mark-to-market losses on LHFS, a $17.6 million increase in realized and unrealized net losses on derivative financial instruments, a $15.8 million decrease in (loss) gain on sale of loans and a $1.8 million increase in provision for repurchases.

As previously discussed, for the six months ended June 30, 2020, the predominance of our loss was due to the substantial remarking of our NonQM loan portfolio held-for sale as a result of spreads widening substantially on credit assets due to potential pandemic related payment delinquencies and forbearances, causing a severe decline in the values assigned by counterparties for NonQM assets, which resulted in a significant loss on sale of loans, net. For the six months ended June 30, 2020, we originated and sold $1.5 billion and $2.2 billion of loans, respectively, as compared to $1.4 billion and $1.3 billion of loans originated and sold, respectively, during the same period in 2019.

For the six months ended June 30, 2020, servicing fees, net were $3.9 million compared to $6.5 million in the comparable 2019 period.  The decrease in servicing fees, net was the result of the significant decrease in mortgage interest rates as compared to the first six months of 2019 as well as the sale of $4.1 billion in UPB of Freddie Mac MSRs.  The substantial decrease in mortgage interest rates caused a significant increase in runoff of our mortgage servicing portfolio which combined with the servicing sale decreased the servicing portfolio average balance 48% to $3.2 billion for the six months ended June 30, 2020 as compared to an average balance of $6.2 billion for the comparable period in 2019.  During the six months ended June 30, 2020, we had $196.2 million in servicing retained loan sales. As previously discussed, in May 2020, we completed the sale of $4.1 billion in UPB of Freddie Mac MSRs and as a result, we expect servicing fees, net to decline in future periods.

For the six months ended June 30, 2020, loss on MSRs, net was $26.8 million compared to a loss of $15.5 million in the comparable 2019 period.  As previously discussed, in May 2020, we sold $4.1 billion in UPB of Freddie Mac MSRs and recorded a $5.3 million loss on sale of MSRs primarily as a result of fees associated with the sale. For the six months ended June 30, 2020, we recorded a $21.9 million loss from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market rates, inputs and assumptions as well as voluntary and scheduled prepayments.  As a result of the aforementioned decrease in interest rates during 2019 and through the second quarter of 2020, $21.4 million of the $21.9 million change in fair value of MSRs was due to prepayments, with $17.7 million primarily due to an increase in prepayment speed assumptions and $3.8 million due to voluntary prepayments.

For the six months ended June 30, 2020, other income decreased to $2.4 million as compared to $3.4 million in the comparable 2019 period. The $1.0 million decrease in other income was primarily due to a $639 thousand decrease net interest spread between loans held-for-sale and their related warehouse borrowing during the six months ended June 30, 2020 as compared to the comparable period in 2019. The decrease in other income was also attributable to a $118 thousand increase in interest expense related to an increase in the utilization of the MSR financing facilities during the quarter, a $91 thousand decrease in interest income on mortgage-backed securities purchased and sold during 2019 and a $89 thousand decrease on invested cash balances.

Personnel expense decreased to $24.1 million for the six months ended June 30, 2020 as compared to $24.8 million for the same period in 2019.  Despite the temporary pause in lending during the three months ended June 30, 2020, personnel expense only decreased by $702 thousand due to an increase in originations and related employee commission expense during the first quarter of 2020 as compared to 2019, partially offset by the aforementioned furlough during the second quarter of 2020.

Business promotion decreased $1.7 million to $3.2 million for the six months ended June 30, 2020 as compared to $4.9 million for the same period in the prior year.  Business promotion decreased as a result of the aforementioned temporary pause in lending during the three months ended June 30, 2020.  As we reengage in lending activities, we expect business promotion expense to decrease as compared to prior periods as a result of the current interest rate environment.  We will continue to source leads through digital campaigns, which allow for a more cost effective approach, increasing the ability to be more price and product competitive to more specific target geographies.

General, administrative and other expenses increased to $6.0 million for the six months ended June 30, 2020, compared to $5.2 million for the same period in 2019.  The increase was partially related to a $513 thousand increase in occupancy expense primarily due to ROU asset impairment as well as additional leased space as compared to the first quarter of 2019.  In August 2019, we entered into an agreement to lease additional office space in our corporate office to accommodate the staffing increase during the third quarter of 2019.  During the first quarter of 2020, as a result of the pandemic and subsequent reduction in lending activities, we consolidated one floor of our corporate office and recognized ROU asset impairment of $393 thousand for the additional space leased in August 2019, in addition to a $198 thousand increase in occupancy expense as compared to the first six months of 2019.  The increase was also due to a $314 thousand increase in legal and professional fees as a result of exploring alternative exit strategies for our NonQM position during the three months ended June 30, 2020.  Partially offsetting the increases in expenses outlined above was a reduction in all other general, administrative and other expenses as a result of the temporary pause in lending during the three months ended June 30, 2020.

Long-Term Mortgage Portfolio

	For the Three Months Ended June 30,
			$	%
	2020	2019	Change	Change
Other revenue	$30	$131	$(101)	77%

Personnel expense	(35)	(30)	(5)	(17)
General, administrative and other	(144)	(79)	(65)	(82)
Total expenses	(179)	(109)	(70)	(64)

Net interest income	1,089	1,089	—	-
Change in fair value of long-term debt	(4,208)	388	(4,596)	(1,185)
Change in fair value of net trust assets, including trust REO gains (losses)	(864)	(1,459)	595	41
Total other (expense) income	(3,983)	18	(4,001)	(22,228)
(Loss) earnings before income taxes	$(4,132)	$40	$(4,172)	(10,430)%

For the three months ended June 30, 2020 and 2019, net interest income totaled $1.1 million. Net interest income was flat for the three months ended June 30, 2020 primarily attributable to a $158 thousand decrease in net interest spread on the long-term mortgage portfolio offset by a $158 thousand decrease in interest expense on the long-term debt associated with a decrease in three-month LIBOR as compared to the same period in 2019.

During the three months ended June 30, 2020, the fair value of the long-term debt increased $2.2 million to $41.8 million from $39.6 million at March 31, 2020.  The increase in estimated fair value was the result of a $4.2 million change in the market specific credit risk as a result of an increase in the forward LIBOR curve as compared to the first quarter of 2020, as well as a $157 thousand increase due to accretion partially offset by a reduction of $2.2 million change in the instrument specific credit risk.

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $0.9 million for the three months ended June 30, 2020.  The change in fair value of net trust assets, excluding REO was due to $2.3 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral as a result of increases in loss assumptions on certain trusts during the period partially offset by a decrease in forward LIBOR. Additionally, the NRV of REO increased $1.5 million during the period attributed to lower expected loss severities on properties within certain states held in the long-term mortgage portfolio during the period.

	For the Six Months Ended June 30,
			$	%
	2020	2019	Change	Change
Other revenue	$72	$98	$(26)	(27)%

Personnel expense	(69)	(67)	(2)	(3)
General, administrative and other	(281)	(183)	(98)	(54)
Total expenses	(350)	(250)	(100)	(40)

Net interest income	2,376	1,928	448	23
Change in fair value of long-term debt	4,828	654	4,174	638
Change in fair value of net trust assets, including trust REO gains (losses)	(3,247)	(4,142)	895	22
Total other income (expense)	3,957	(1,560)	5,517	354
Earnings (loss) before income taxes	$3,679	$(1,712)	$5,391	315%

For the six months ended June 30, 2020, net interest income totaled $2.4 million as compared to $1.9 million for the comparable 2019 period. Net interest income increased $448 thousand for the six months ended June 30, 2020 primarily attributable to a $199 thousand increase in net interest spread on the long-term mortgage portfolio as well as a $248 thousand decrease in interest expense on the long-term debt associated with an decrease in three-month LIBOR as compared to the same period in 2019.

During the six months ended June 30, 2020, the fair value of long-term debt decreased by $3.6 million to $41.8 million from $45.4 million at December 31, 2019.  The decrease in estimated fair value was the result of a $4.8 million change in the market specific credit risk as a result of a decrease in the forward LIBOR curve as compared to the fourth quarter of 2019 partially offset by an $887 thousand change in the instrument specific credit risk and a $318 thousand increase due to accretion.

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $3.2 million for the six months ended June 30, 2020.  The change in fair value of net trust assets, excluding REO was due to $6.4 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral as a result of increases in loss assumptions on certain trusts during the period partially offset by a decrease in forward LIBOR. Additionally, the NRV of REO increased $3.2 million during the period attributed to lower expected loss severities on properties within certain states held in the long-term mortgage portfolio during the period.

Real Estate Services

	For the Three Months Ended June 30,
			$	%
	2020	2019	Change	Change
Real estate services fees, net	$293	$807	$(514)	(64)%
Personnel expense	(287)	(280)	(7)	(3)
General, administrative and other	(69)	(65)	(4)	(6)
(Loss) earnings before income taxes	$(63)	$462	$(525)	(114)%

For the three months ended June 30, 2020, real estate services fees, net were $293 thousand compared to $807 thousand in the comparable 2019 period. The $514 thousand decrease in real estate services fees, net was the result of a $376 thousand decrease in real estate service fees and a $132 thousand decrease in loss mitigation fees.  The decrease in real estate service fees, loss mitigation and real estate and recovery fees was a result of the continued decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2019.

	For the Six Months Ended June 30,
			$	%
	2020	2019	Change	Change
Real estate services fees, net	$687	$1,613	$(926)	(57)%
Personnel expense	(575)	(601)	26	4
General, administrative and other	(142)	(131)	(11)	(8)
(Loss) earnings before income taxes	$(30)	$881	$(911)	(103)%

For the six months ended June 30, 2020, real estate services fees, net were $687 thousand compared to $1.6 million in the comparable 2019 period. The $926 thousand decrease in real estate services fees, net was primarily the result of a $627 thousand decrease in real estate service fees, a $220 thousand decrease in loss mitigation fees and a $79 thousand decrease in real estate and recovery fees.  The decrease in real estate service fees, loss mitigation and real estate and recovery fees was a result of the continued decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2019.

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

	For the Three Months Ended June 30,
			$	%
	2020	2019	Change	Change
Interest expense	$(595)	$(452)	$(143)	(32)%
Other expenses	(4,307)	(3,702)	(605)	(16)
Net loss before income taxes	$(4,902)	$(4,154)	$(748)	(18)%

For the three months ended June 30, 2020, interest expense increased to $595 thousand as compared to $452 thousand in the comparable 2019 period. The $143 thousand increase in interest expense was primarily a $73 thousand increase in interest expense associated with the premium financing associated with the corporate-owned life insurance trusts liability as well as a $52 thousand increase in interest expense associated with accretion related to convertible note extension entered into in May 2020.

For the three months ended June 30, 2020, other expenses increased to $4.3 million as compared to $3.7 million for the comparable 2019 period. During the three months ended June 30, 2020, the primary increase in other expense was a $1.4 million increase in premiums associated with the corporate-owned life insurance trusts liability.  Additionally, legal and professional fees increased $275 thousand as a result of exploring alternative exit strategies for our NonQM position during the three months ended June 30, 2020.  Offsetting the increase in other expenses was a $1.3 million increase in the cash surrender value associated with the corporate-owned life insurance trusts as a result of the payment of premiums.

	For the Six Months Ended June 30,
			$	%
	2020	2019	Change	Change
Interest expense	$(1,054)	$(909)	$(145)	(16)%
Other expenses	(9,578)	(7,913)	(1,665)	(21)
Net loss before income taxes	$(10,632)	$(8,822)	$(1,810)	(21)%

For the six months ended June 30, 2020, interest expense increased to $1.1 million as compared to $909 thousand in the comparable 2019 period. The $145 thousand increase in interest expense was primarily a $73 thousand increase in interest expense associated with the premium financing associated with the corporate-owned life insurance trusts liability as well as a $52 thousand increase in interest expense associated with accretion related to convertible note extension entered into in May 2020.

For the six months ended June 30, 2020, other expenses increased to $9.6 million as compared to $7.9 million for the comparable 2019 period. During the six months ended June 30, 2020, the primary increase in other expense was a $1.4 million increase in premiums associated with the corporate-owned life insurance trusts liability, a $1.0 million increase in benefit claims and a $621 thousand increase in legal and professional fees as a result of exploring alternative exit strategies for our NonQM position during the three months ended June 30, 2020.  Offsetting the increase in other expenses was a $1.3 million increase in the cash surrender value associated with the corporate-owned life insurance trusts as a result of the payment of premiums.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

Legal Proceedings

Information with respect to this item may be found in Note 11 – Commitments and Contingencies of the “Notes to Unaudited Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A:  RISK FACTORS

The pandemic has impaired may continue to impair the ability of borrowers to repay outstanding loans or other obligations, resulting in increases in forbearances and/or delinquencies, which could negatively impact our business.

Borrowers that have been negatively impacted by the pandemic may not remit payments of principal and interest relating to their mortgage loans on a timely basis, or at all. This could be due to an inability to make such payments, an unwillingness to make such payments, or a temporary or permanent waiver of the requirement to make such payments, including under the terms of any applicable forbearance, modification, or maturity extension agreement or program. On March 27, 2020, the CARES Act was enacted to provide financial assistance to individuals and businesses affected by the pandemic. The CARES Act provides certain measures to support individuals in maintaining solvency through monetary relief, including in the form of loan forgiveness/forbearance. The CARES Act, among other things, provides any homeowner with a federally-backed mortgage who is experiencing financial hardship the option of up to six months of forbearance on their mortgage payments, with a potential to extend that forbearance for another six months. During the forbearance period, no additional fees, penalties or interest can accrue on the homeowner’s account. The CARES Act also established a temporary moratorium on foreclosures. Transactions we enter into to finance loans with warehouse counterparties and to sell whole loans to third parties, may be negatively impacted by the pandemic related payment forbearances, waiver, or other payment deferral program, including but not limited to, reducing proceeds from these transactions, require us to repurchase impacted loans and reduce proceeds or incur losses on loans sold that are within forbearance or other deferred payment programs. To the extent borrower forbearance affects our ability to finance and sell loans to third parties, it may have a material adverse effect on our financial condition, results of operations and cash flows.

Loss or suspension of our approvals, or limitations placed on our delivery volume, or the potential limitation or wind-down of, the role Fannie Mae, Freddie Mac and Ginnie Mae play in the residential mortgage-backed security (MBS) market have had, and could continue to have, an adverse effect on our business, operations and financial condition.

We originate loans eligible for sale to Fannie Mae, Freddie Mac, (together, the GSEs), government insured or guaranteed loans, such as FHA, VA and USDA loans, and loans eligible for Ginnie Mae securities issuance (collectively, the Agencies), in addition to other investors and counterparties (collectively, the Counterparties). We also service loans sold to the GSE’s, as well as securitize with the Agencies and other Counterparties. We believe that having the ability to sell loans directly to these GSE’s, Agencies, and Counterparties and issue securities gives us an advantage in the overall mortgage origination market. The role of the GSE’s, Agencies, and Counterparties may become limited over time in their ability to guarantee mortgages or purchase mortgage loans. Conversely, the GSEs, Agencies, and Counterparties may propose to implement reforms relating to borrowers, lenders, and investors in the mortgage market, including reducing the maximum size of a purchasable loan, phasing-in a minimum down payment requirement for borrowers, changing underwriting standards, and increasing accountability and transparency in the securitization process. The GSEs, Agencies, and Counterparties may also limit the amount of loans a company can sell to them based upon the company’s net worth or the performance of loans sold to them. These limitations and reforms could negatively impact our financial condition, net earnings and growth.

We have historically serviced loans on behalf of Fannie Mae and Freddie Mac, as well as loans that have been delivered into securitization programs sponsored by Ginnie Mae and other Counterparties in connection with the issuance of agency guaranteed mortgage-backed securities and other non-agency securitizations. These entities establish the base service fee to compensate us for servicing loans as well as the assessment of fines and penalties that may be imposed upon us for failing to meet servicing standards.

The extent and timing of any regulatory reform regarding the GSEs, Agencies, Counterparties and the home mortgage market, as well as any effect on Impac’s business operations and financial results, are uncertain. It is important for us to sell or securitize the loans we originate and, when doing so, maintain the option to also sell the related MSR's associated with these loans. Prepayment speeds on loans generated through our retail direct channel have been a concern for some investors dating back to 2016, which has resulted and could further result in adverse pricing or delays in our ability to sell or securitize loans and related MSRs on a timely and profitable basis.  During the fourth quarter of 2017, Fannie Mae sufficiently limited the manner and volume for our deliveries of eligible loans such that we elected to cease deliveries to them and we expanded our whole loan investor base for these loans.  In 2019, with the creation of the uniform mortgage-backed securities (UMBS) market, which was intended to improve liquidity and align prepayment speeds across Fannie Mae and Freddie Mac securities, Freddie Mac raised concerns about the high prepayment speeds of our loans generated through our retail direct channel. During 2019 and through the first half of 2020, we further expanded our investor base and completed servicing released loan sales to non-GSE whole loan investors and expect to continue to utilize these alternative exit strategies for Fannie Mae and Freddie Mac eligible loans.  In July 2020, we received notification from Freddie Mac that our eligibility to sell whole loans to Freddie Mac was suspended, without cause.  While we believe that the overall volume delivered under purchase commitments to the GSE’s was not material to our overall operations for 2019 and the first half of 2020, we are committed to operating actively and in good standing with our broad range of capital markets counterparties. We continue to take steps to manage our prepayment speeds to be more consistent with our industry comparables and to reestablish the full confidence and delivery mechanisms to our investor base. Despite being in a suspended status with Freddie Mac, we remain in good standing as an approved originator and/or seller/servicer with our GSE’s, Agencies and Counterparties for agency, non-agency, and government insured or guaranteed loan programs.

Substantive changes to risk-based and collateral eligibility requirements by any of the GSE’s, Agencies or Counterparties may affect our ability to originate, deliver or securitize loans. These changes may also be implemented by a GSE, Agency or Counterparty without advance notice. If the GSEs, Agencies or Counterparties cease to exist, wind down, or otherwise significantly change their business operations or if we lose our approved seller/servicer or approved counterparty status with the GSEs, Agencies or Counterparties, or if one of these parties materially limits the amount of loans we can sell to them, or we are otherwise unable to sell loans to them there could be a material adverse effect on our mortgage lending operations, financial condition, results of operations, and cash flows.

The continued spread of COVID-19 could negatively impact the availability of key personnel necessary to conduct our business.

The effects of the pandemic could adversely impact our financial condition and results of operations due to interrupted service and availability of personnel, including our executive officers and other employees that are part of our management team and an inability to recruit, attract and retain skilled personnel. To the extent our management or personnel are impacted in significant numbers by the outbreak of pandemic or epidemic disease and are not available or allowed to conduct work, our business and operating results may be negatively impacted. Moreover, the negative impacts of the pandemic necessitated a significant reduction in our workforce and additional reductions in our workforce may become necessary if economic conditions do not improve, which could negatively impact our business and results of operations. Additionally, the pandemic could negatively impact our ability to ensure operational continuity in the event our business continuity plan is not effective or ineffectively implemented or deployed during a disruption.

The continued impact of the pandemic could negatively impact the availability of key third party service providers necessary to conduct our business and the ability of counterparties to meet contractual obligations to us.

Our financial results and results of operations could be negatively impacted by the inability of third-party vendors to provide services we rely on to conduct our business and operate effectively, including vendors that provide IT services, mortgage origination support services, corporate support services, government services or other operational support services. Further, an inability of our counterparties to make or satisfy the conditions or representations and warranties in agreements they have entered into with us could also have a material adverse effect on our financial condition, results of operations and cash flows.

Our use of financial leverage exposes us to increased risks, including breaches and additional potential breaches of the financial covenants under our borrowing facilities, which could result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements.

Significant and widespread decreases in the fair values of our assets have caused and could continue to cause us to breach financial covenants under our borrowing facilities related to profitability, net worth and leverage. Such covenants, if breached, can result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements. During the first and second quarters of 2020, we breached such financial covenants in certain borrowing agreements with our financing counterparties and were able to obtain waivers.  We continue to engage in discussions with our financing counterparties in regards to such financial covenants; however, we cannot be certain whether we will be able to remain in compliance with these financial covenants, or whether our financing counterparties will negotiate terms or amendments in respect of these financial covenants, the timing of any such negotiations or amendments or the terms thereof. Even if we continue to obtain temporary or permanent amendments or waivers from financing counterparties to amend and or waive financial covenants, there is no certainty that we will be able to remain in compliance with such amended covenants and or receive waivers in the event we breach a covenant.  If any of our counterparties elected not to renew our borrowing facility, we may not be able to find a replacement counterparty, which could have a material adverse effect on our financial condition.

The use of alternative exit strategies subjects us to risk associated with the potential limitation or elimination of delivery options to counterparties which has had and could continue to have a material adverse effect on our financial condition, results of operations and cash flows.

It is important for us to sell or securitize the loans we originate. Prepayment speeds on loans generated through our retail direct channel have been a concern for some investors dating back to 2016, which has resulted and could further result in adverse pricing or delays in our ability to sell or securitize loans and related MSRs on a timely and profitable basis.  The use of alternative exit strategies has resulted in and could further result in adverse pricing, delays in our ability to sell timely as a result of due diligence, investor overlays, and increased staffing.  In addition, reliance on these investors subjects us to changes in risk, collateral, and counterparty eligibility requirements which may affect our ability to deliver and securitize loans. If we are unable to meet all required eligibility criteria, which may be amended and/or implemented without notice, it could impact the volume, products, pricing, and servicing options for originated loans which could have a material adverse impact on overall operations, profitability and cash flows.  Additionally, there can be no assurance that investors will continue to purchase our collateral at favorable terms, or at all.

Our NonQM product offerings may expose us to a higher risk of delinquencies, regulatory risks, foreclosures, counterparty risk and losses adversely affecting our earnings and financial condition.

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

NonQM loans are mortgages that generally did not qualify for purchase by government-sponsored entities such as Fannie Mae and Freddie Mac. Credit risks associated with all these mortgages may be greater than those associated with conforming mortgages. Mortgages made to these borrowers may entail a higher risk of delinquency and higher losses than mortgages made to borrowers who utilize conventional mortgage sources. Delinquency, foreclosures and losses generally increase during economic slowdowns or recessions. The actual risk of delinquencies, foreclosures and losses on mortgages made to these borrowers may be higher to the extent the economy enters a recession.  The combination of different underwriting criteria and higher rates of interest can adversely affect our business and financial condition from higher prepayment rates and higher delinquency rates and /or credit losses.  Additionally, during periods of market dislocation, similar to what occurred during the first and second quarters of 2020, liquidity for NonQM and non-conforming loan products suffer more acute pressure which creates a substantial widening of credit spreads on these assets, causing a severe decline in the values assigned by investors and counterparties for NonQM  and non-conforming assets.  These periods of market dislocation have adversely affected the values assigned to our NonQM and non-conforming assets.  Further periods of economic dislocation caused by the pandemic or other factors may adversely affect the liquidity for our products and may have a material adverse effect on our business, financial condition and results of operations.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:  MINE SAFETY DISCLOSURES

None.

ITEM 5:  OTHER INFORMATION

None.

ITEM 6: EXHIBITS

(a)	Exhibits:
10.1

Impac Mortgage Holdings, Inc. 2020 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 28, 2020).

10.2

Form of Stock Option Agreement under the 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2020).

10.3 10.4

Form of Restricted Stock Agreement under the 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2020).

Form of Restricted Stock Unit Agreement under the 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2020).

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
101

The following materials from Impac Mortgage Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss), (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

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

August 7, 2020