Form 10-Q
period 2020-09-30
IMPAC MORTGAGE HOLDINGS INC
filed 2020-11-06
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

There were 21,229,857 shares of common stock outstanding as of November 4, 2020.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2020	2019
ASSETS	(unaudited)
Cash and cash equivalents	$55,439	$24,666
Restricted cash	5,744	12,466
Mortgage loans held-for-sale	147,294	782,143
Mortgage servicing rights	—	41,470
Securitized mortgage trust assets	2,206,953	2,634,746
Other assets	53,878	50,788
Total assets	$2,469,308	$3,546,279
LIABILITIES
Warehouse borrowings	$142,236	$701,563
Convertible notes, net	24,960	24,996
Long-term debt	42,835	45,434
Securitized mortgage trust liabilities	2,190,796	2,619,210
Other liabilities	51,299	50,839
Total liabilities	2,452,126	3,442,042

Commitments and contingencies (See Note 11)

STOCKHOLDERS’ EQUITY
Series A-1 junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $33,800; 2,000,000 shares authorized, 665,592 noncumulative shares issued and outstanding as of September 30, 2020 and December 31, 2019 (See Note 12)	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,127; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of September 30, 2020 and December 31, 2019 (See Note 12)	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 21,229,857 and 21,255,426 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	212	212
Additional paid-in capital	1,236,948	1,236,237
Accumulated other comprehensive earnings, net of tax	24,261	24,786
Total accumulated deficit:
Cumulative dividends declared	(822,520)	(822,520)
Accumulated deficit	(421,740)	(334,499)
Total accumulated deficit	(1,244,260)	(1,157,019)
Total stockholders’ equity	17,182	104,237
Total liabilities and stockholders’ equity	$2,469,308	$3,546,279

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS (LOSS)

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Gain (loss) on sale of loans, net	$19,261	$31,073	$(7,451)	$72,759
Servicing (expenses) fees, net	(125)	3,465	3,733	9,970
Real estate services fees, net	332	921	1,018	2,534
Loss on mortgage servicing rights, net	(133)	(9,755)	(26,885)	(25,264)
Other	143	71	1,495	258
Total revenues, net	19,478	25,775	(28,090)	60,257
Expenses:
Personnel expense	11,186	18,725	39,624	47,186
General, administrative and other	4,828	5,619	18,418	16,126
Business promotion	104	1,292	3,307	6,228
Total expenses	16,118	25,636	61,349	69,540
Operating earnings (loss)	3,360	139	(89,439)	(9,283)

Other (expense) income:
Interest income	25,965	39,492	97,893	127,807
Interest expense	(25,245)	(37,002)	(93,464)	(120,978)
Change in fair value of long-term debt	(1,127)	304	3,701	958
Change in fair value of net trust assets, including trust REO losses	(1,349)	(1,724)	(4,596)	(5,866)
Total other (expense) income, net	(1,756)	1,070	3,534	1,921
Earnings (loss) before income taxes	1,604	1,209	(85,905)	(7,362)
Income tax expense (benefit)	4	(230)	55	(62)
Net earnings (loss)	$1,600	$1,439	$(85,960)	$(7,300)

Other comprehensive earnings (loss):
Change in fair value of mortgage-backed securities	—	107	—	120
Change in fair value of instrument specific credit risk of long-term debt	362	72	(525)	436
Total comprehensive earnings (loss)	$1,962	$1,618	$(86,485)	$(6,744)

Net earnings (loss) per common share:
Basic	$0.08	$0.07	$(4.05)	$(0.34)
Diluted	0.08	0.07	(4.05)	(0.34)

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Preferred		Common		Additional	Cumulative		Accumulated Other	Total
	Shares	Preferred	Shares	Common	Paid-In	Dividends	Accumulated	Comprehensive	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Declared	Deficit	Earnings, net of tax	Equity
Balance, January 1, 2020	2,070,678	$21	21,255,426	$212	$1,236,237	$(822,520)	$(334,499)	$24,786	$104,237

Proceeds from exercise of stock options	—	—	9,500	1	46	—	—	—	47
Stock based compensation	—	—	—	—	238	—	—	—	238
Other comprehensive loss	—	—	—	—	—	—	—	(3,073)	(3,073)
Consolidation of corporate-owned life insurance trusts	—	—	—	—	—	—	(1,281)	—	(1,281)
Net loss	—	—	—	—	—	—	(64,731)	—	(64,731)
Balance, March 31, 2020	2,070,678	$21	21,264,926	$213	$1,236,521	$(822,520)	$(400,511)	$21,713	$35,437

Retirement of restricted stock	—	—	(35,069)	(1)	(125)	—	—	—	(126)
Stock based compensation	—	—	—	—	111	—	—	—	111
Issuance of warrants in connection with debt financing	—	—	—	—	242	—	—	—	242
Other comprehensive earnings	—	—	—	—	—	—	—	2,186	2,186
Net loss	—	—	—	—	—	—	(22,829)	—	(22,829)
Balance, June 30, 2020	2,070,678	$21	21,229,857	$212	$1,236,749	$(822,520)	$(423,340)	$23,899	$15,021

Stock based compensation	—	—	—	—	199	—	—	—	199
Other comprehensive earnings	—	—	—	—	—	—	—	362	362
Net earnings	—	—	—	—	—	—	1,600	—	1,600
Balance, September 30, 2020	2,070,678	$21	21,229,857	$212	$1,236,948	$(822,520)	$(421,740)	$24,261	$17,182

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Preferred		Common		Additional	Cumulative		Accumulated Other	Total
	Shares	Preferred	Shares	Common	Paid-In	Dividends	Accumulated	Comprehensive	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Declared	Deficit	Earnings, net of tax	Equity
Balance, January 1, 2019	2,070,678	$21	21,117,006	$211	$1,235,108	$(822,520)	$(326,522)	$23,877	$110,175

Proceeds and tax benefit from exercise of stock options	—	—	64,351	1	162	—	—	—	163
Stock based compensation	—	—	—	—	107	—	—	—	107
Other comprehensive earnings	—	—	—	—	—	—	—	117	117
Net loss	—	—	—	—	—	—	(12,612)	—	(12,612)
Balance, March 31, 2019	2,070,678	$21	21,181,357	$212	$1,235,377	$(822,520)	$(339,134)	$23,994	$97,950

Stock based compensation	—	—	—	—	206	—	—	—	206
Other comprehensive earnings	—	—	—	—	—	—	—	260	260
Net earnings	—	—	—	—	—	—	3,873	—	3,873
Balance, June 30, 2019	2,070,678	$21	21,181,357	$212	$1,235,583	$(822,520)	$(335,261)	$24,254	$102,289

Proceeds from exercise of stock options	—	—	39,000	—	182	—	—	—	182
Stock based compensation	—	—	—	—	206	—	—	—	206
Other comprehensive earnings	—	—	—	—	—	—	—	179	179
Net earnings	—	—	—	—	—	—	1,439	—	1,439
Balance, September 30, 2019	2,070,678	$21	21,220,357	$212	$1,235,971	$(822,520)	$(333,822)	$24,433	$104,295

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(85,960)	$(7,300)
Loss (gain) on sale of mortgage servicing rights	4,925	(864)
Change in fair value of mortgage servicing rights	21,960	26,128
Gain on sale of mortgage loans	(13,520)	(52,000)
Change in fair value of mortgage loans held-for-sale	16,595	(17,609)
Change in fair value of derivatives lending, net	100	(6,768)
Change in provision for repurchases	4,276	3,618
Origination of mortgage loans held-for-sale	(1,936,904)	(3,039,185)
Sale and principal reduction on mortgage loans held-for-sale	2,566,925	2,421,231
(Gain) loss from trust REO	(4,959)	3,848
Change in fair value of net trust assets, excluding trust REO	9,555	2,018
Change in fair value of long-term debt	(3,701)	(958)
Accretion of interest income and expense	49,320	18,880
Amortization of intangible and other assets	—	429
Amortization of debt issuance costs and discount on note payable	4	14
Stock-based compensation	548	519
Accretion of interest expense on corporate debt	202	—
Net change in other assets	5,703	6,256
Net change in other liabilities	(13,933)	(5,776)
Net cash provided by (used in) operating activities	621,136	(647,519)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in securitized mortgage collateral	313,451	432,969
Proceeds from the sale of mortgage servicing rights	16,338	—
Investment in corporate-owned life insurance	(1,220)	—
Purchase of premises and equipment	(534)	(654)
Purchase of mortgage-backed securities	—	(10,346)
Proceeds from the sale of mortgage-backed securities	—	1,021
Proceeds from the sale of trust REO	18,199	15,285
Net cash provided by investing activities	346,234	438,275

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of MSR financing	(15,448)	(3,000)
Borrowings under MSR financing	15,448	3,000
Repayment of warehouse borrowings	(2,424,655)	(2,192,940)
Borrowings under warehouse agreements	1,865,328	2,880,398
Repayment of securitized mortgage borrowings	(385,610)	(471,436)
Net change in liabilities related to corporate owned life insurance	1,699	—
Principal payments on capital lease	—	(81)
Tax payments on stock based compensation awards	(2)	(59)
Retirement of restricted stock	(126)	—
Proceeds from exercise of stock options	47	345
Net cash (used in) provided by financing activities	(943,319)	216,227
Net change in cash, cash equivalents and restricted cash	24,051	6,983
Cash, cash equivalents and restricted cash at beginning of year	37,132	30,189
Cash, cash equivalents and restricted cash at end of period	$61,183	$37,172

NON-CASH TRANSACTIONS:
Transfer of securitized mortgage collateral to trust REO	$8,117	$21,379
Mortgage servicing rights retained from issuance of mortgage backed securities and loan sales	1,753	2,222
Recognition of corporate-owned life insurance cash surrender value (included in Other assets)	9,476	—
Recognition of corporate-owned life insurance trusts (included in Other liabilities)	10,757	—
Issuance of warrants	242	—
Recognition of operating lease right of use assets (net of $3.8 million of deferred rent)	—	19,694
Recognition of operating lease liabilities	—	23,447

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data or as otherwise indicated)

Note 1.—Summary of Business and Financial Statement Presentation

Business Summary

Impac Mortgage Holdings, Inc. (the Company or IMH) is a financial services company incorporated in Maryland with the following direct and indirect wholly-owned operating subsidiaries: Integrated Real Estate Service Corporation (IRES), Impac Mortgage Corp. (IMC), IMH Assets Corp. (IMH Assets), Impac Funding Corporation (IFC) and Copperfield Capital Corporation (CCC), which was created in the second quarter of 2020 to, among other activities, assist with managing mortgage loans held-for-sale, and provide origination and servicing solutions focusing on loss mitigation strategies, including loan modifications and restructurings to assist borrowers.  The Company’s operations include the mortgage lending operations and real estate services conducted by IRES, IMC and CCC and the long-term mortgage portfolio (residual interests in securitizations reflected as securitized mortgage trust assets and liabilities in the consolidated balance sheets) conducted by IMH.  IMC’s mortgage lending operations include the activities of its division, CashCall Mortgage.

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the United States Securities and Exchange Commission.

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

The reduction in LHFS and locked pipeline, reduction in MSRs and greater retention of uninvested cash to address volatility in the market, is likely to result in diminished earning capacity as the Company re-engaged lending activities in June 2020.

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

Recent Accounting Pronouncements Not Yet Effective

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (ASU 2019-04), which provided certain improvements to ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01) and ASU 2016-13. As the Company adopted ASU 2016-01 on January 1, 2018, the improvements in ASU 2019-04 were effective in the first quarter of 2020. Early adoption is permitted. The Company expects to adopt ASU 2016-13 in the first quarter of 2023, as described above, and the improvements in ASU 2019-04 will be adopted concurrently. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective January 1, 2024, for the Company. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Note 2.—Mortgage Loans Held-for-Sale

A summary of the unpaid principal balance (UPB) of mortgage LHFS by type is presented below:

	September 30,	December 31,
	2020	2019
Government (1)	$8,803	$51,019
Conventional (2)	133,043	436,040
Non-qualified mortgages (NonQM)	1,793	274,834
Fair value adjustment (3)	3,655	20,250
Total mortgage loans held-for-sale	$147,294	$782,143

(1)	Includes all government-insured loans including Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).
(2)	Includes loans eligible for sale to Federal National Mortgage Association (Fannie Mae or FNMA) and Federal Home Loan Mortgage Corporation (Freddie Mac or FHLMC).
(3)	Changes in fair value are included in gain (loss) on sale of loans, net in the accompanying consolidated statements of operations and comprehensive earnings (loss).

At September 30, 2020 and December 31, 2019, the Company had $2.5 million and $4.5 million, respectively, in UPB of mortgage LHFS that were in nonaccrual status as the loans were 90 days or more delinquent.  The carrying value of these nonaccrual loans at September 30, 2020 and December 31, 2019 were $2.2 million and $4.2 million, respectively.

Gain (loss) on sale of loans, net in the consolidated statements of operations and comprehensive earnings (loss), is comprised of the following for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Gain on sale of mortgage loans	$8,454	$32,003	$34,093	$73,433
Premium from servicing retained loan sales	—	223	1,753	2,222
Unrealized gains (losses) from derivative financial instruments	5,241	2,202	(100)	6,768
Losses from derivative financial instruments	—	(4,225)	(11,035)	(7,579)
Mark to market gain (loss) on LHFS	6,607	9,275	(16,595)	17,609
Direct origination expenses, net	(1,774)	(7,947)	(11,291)	(16,076)
Change in provision for repurchases	733	(458)	(4,276)	(3,618)
Gain (loss) on sale of loans, net	$19,261	$31,073	$(7,451)	$72,759

On July 7, 2020, the Company received notification from Freddie Mac that the Company’s eligibility to sell whole loans to Freddie Mac was suspended, without cause.  As noted in Freddie Mac’s Seller/Servicer Guide, Freddie Mac may elect, in its sole discretion, to suspend a Seller from eligibility, without cause, thereby restricting the Seller from obtaining new purchase commitments during the suspension period.

Note 3.—Mortgage Servicing Rights

The Company selectively retains MSRs from its sales and securitization of certain mortgage loans or as a result of purchase transactions. MSRs are reported at fair value based on the expected income derived from the net projected cash flows associated with the servicing contracts. The Company receives servicing fees, less subservicing costs, on the UPB of the underlying mortgage loans. The servicing fees are collected from the monthly payments made by the mortgagors, or if delinquent, when the underlying real estate is foreclosed upon and liquidated. The Company may receive other remuneration from rights to various mortgagor-contracted fees, such as late charges, collateral reconveyance charges and nonsufficient fund fees, and the Company is generally entitled to retain the interest earned on funds held pending remittance (or float) related to its collection of mortgagor principal, interest, tax and insurance payments.

In May 2020, the Company sold all of the conventional mortgage servicing for approximately $20.1 million, receiving $15.0 million in proceeds upon sale, with the remaining due upon transfer of the servicing and transfer of all trailing documents. The Company used the $15.0 million in proceeds from the MSR sale to pay off the MSR financing. (See Note 5.—Debt– MSR Financings).

In July 2020, the Company sold the majority of the government insured mortgage servicing for approximately $225 thousand receiving $163 thousand in proceeds upon sale, with the remaining due upon transfer of the servicing and transfer of all trailing documents.

The following table summarizes the activity of MSRs for the nine months ended September 30, 2020 and year ended December 31, 2019:

	September 30,	December 31,
	2020	2019
Balance at beginning of year	$41,470	$64,728
Additions from servicing retained loan sales	1,753	2,491
Reductions from bulk sales	(21,263)	—
Other	—	22
Changes in fair value (1)	(21,960)	(25,771)
Fair value of MSRs at end of period	$—	$41,470

(1)	Changes in fair value are included within loss on mortgage servicing rights, net in the accompanying consolidated statements of operations and comprehensive earnings (loss).

At September 30, 2020 and December 31, 2019, the UPB of the mortgage servicing portfolio was comprised of the following:

	September 30,	December 31,
	2020	2019
Government insured	$824	$105,442
Conventional	—	4,826,407
Total loans serviced (1)	$824	$4,931,849

(1)	At September 30, 2020 and December 31, 2019, no collateral was pledged as part of the MSR Financing. (See Note 5.—Debt– MSR Financings)

The table below illustrates hypothetical changes in fair values of MSRs caused by assumed immediate changes to key assumptions that are used to determine fair value. See Note 7.—Fair Value of Financial Instruments for a description of the key assumptions used to determine the fair value of MSRs.

	September 30,	December 31,
Mortgage Servicing Rights Sensitivity Analysis	2020	2019
Fair value of MSRs	$—	$41,470
Prepayment Speed:
Decrease in fair value from 10% adverse change	—	(1,850)
Decrease in fair value from 20% adverse change	—	(3,631)
Decrease in fair value from 30% adverse change	—	(5,325)
Discount Rate:
Decrease in fair value from 10% adverse change	—	(1,330)
Decrease in fair value from 20% adverse change	—	(2,579)
Decrease in fair value from 30% adverse change	—	(3,753)

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

Loss on mortgage servicing rights, net is comprised of the following for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Change in fair value of mortgage servicing rights	$(18)	$(9,755)	$(21,960)	$(26,128)
(Loss) gain on sale of mortgage servicing rights	(115)	—	(4,925)	864
Loss on mortgage servicing rights, net	$(133)	$(9,755)	$(26,885)	$(25,264)

Servicing (expense) fees, net is comprised of the following for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Contractual servicing fees	$42	$3,723	$5,150	$11,803
Late and ancillary fees	1	45	67	137
Subservicing and other costs	(168)	(303)	(1,484)	(1,970)
Servicing (expenses) fees, net	$(125)	$3,465	$3,733	$9,970

Loans Eligible for Repurchase from Government National Mortgage Association (GNMA or Ginnie Mae)

The Company sells loans in GNMA guaranteed mortgage-backed securities (MBS) by pooling eligible loans through a pool custodian and assigning rights to the loans to GNMA. When these GNMA loans are initially pooled and securitized, the Company meets the criteria for sale treatment and derecognizes the loans. The terms of the GNMA MBS program allow, but do not require, the Company to repurchase mortgage loans when the borrower has made no payments for three consecutive months. When the Company has the unconditional right, as servicer, to repurchase GNMA pool loans it has previously sold and are more than 90 days past due (whether or not in forbearance), and the repurchase will provide the Company with a more than trivial benefit, the Company then re-recognizes the loans on its consolidated balance sheets in other assets, at their UPB, and records a corresponding liability in other liabilities in the consolidated balance sheets.  The loans eligible for repurchase from GNMA are in the Company’s servicing portfolio.  The Company monitors the delinquencies in the servicing portfolio and directs the subservicer to mitigate losses on delinquent loans. At December 31, 2019, loans eligible for repurchase from GNMA totaled $1.7 million in UPB.  At September 30, 2020, there were no loans eligible for repurchase as a result of the aforementioned sale of GNMA servicing in July 2020.  As part of the Company’s repurchase reserve, the Company records a repurchase provision to provide for estimated losses from the sale or securitization of all mortgage loans, including these loans.

Note 4.—Leases

The Company has four operating leases for office space and certain office equipment under long-term leases expiring at various dates through 2024.  During the three and nine months ended September 30, 2020, cash paid for operating leases was $1.3 million and $4.0 million, respectively, while total operating lease expense was $1.0 million and $3.6 million, respectively.  Operating lease expense includes short-term leases and sublease income, both of which are immaterial.  During the three months ended March 31, 2020, we recognized right of use (ROU) asset impairment of $393 thousand related to the consolidation of one floor of our corporate office, reducing the carrying value of the lease asset to its estimated fair value.  The impairment charge is included in general, administrative and other expense in the consolidated statements of operations and comprehensive earnings (loss).

The following table presents the operating lease balances within the consolidated balance sheets, weighted average remaining lease term, and weighted average discount rates related to the Company’s operating leases as of September 30, 2020:

		September 30,
Lease Assets and Liabilities	Classification	2020
Assets
Operating lease ROU assets	Other assets	$ 14,210

Liabilities
Operating lease liabilities	Other liabilities	$ 17,292

Weighted average remaining lease term (in years)		4.0
Weighted average discount rate		4.8%

The following table presents the maturity of the Company’s operating lease liabilities as of September 30, 2020:

Year remaining 2020	$1,159
Year 2021	4,592
Year 2022	4,721
Year 2023	4,867
Year 2024	3,729
Total lease commitments	19,068
Less: imputed interest	(1,776)
Total operating lease liability	$17,292

Note 5.—Debt

Warehouse Borrowings

The Company, through its subsidiaries, enters into Master Repurchase Agreements with lenders providing warehouse facilities. The warehouse facilities are uncommitted facilities used to fund, and are secured by, residential mortgage loans from the time of funding until the time of settlement when sold to the investor.  In accordance with the terms of the Master Repurchase Agreements, the Company’s subsidiaries are required to maintain cash balances with the lender as additional collateral for the borrowings, which are included in restricted cash in the accompanying consolidated balance sheets.  At September 30, 2020, the Company was in compliance with all financial covenants.

The following table presents certain information on warehouse borrowings and related accrued interest for the periods indicated:

	Maximum	Balance Outstanding at
	Borrowing	September 30,	December 31,
	Capacity	2020	2019	Maturity Date
Short-term borrowings:
Repurchase agreement 1	$50,000	$37,153	$72,971	November 24, 2020
Repurchase agreement 2	200,000	34,481	119,838	August 27, 2021
Repurchase agreement 3	300,000	70,602	72,666	June 22, 2021
Repurchase agreement 4	—	—	25,953	May 29, 2020
Repurchase agreement 5	—	—	250,722	May 29, 2020
Repurchase agreement 6	—	—	159,413	June 25, 2020
Total warehouse borrowings	$550,000	$142,236	$701,563

MSR Financings

In May 2018, IMC (Borrower) amended the Line of Credit Promissory Note (FHLMC and GNMA Financing) originally entered into in August 2017, increasing the maximum borrowing capacity of the revolving line of credit to $60.0 million, increasing the borrowing capacity up to 60% of the fair market value of the pledged mortgage servicing rights and reducing the interest rate per annum to one-month LIBOR plus 3.0%.  As part of the May 2018 amendment, the obligations under the Line of Credit were secured by FHLMC and GNMA pledged mortgage servicing rights (subject to an acknowledgement agreement) and was guaranteed by IRES.  In January 2020, the maturity of the line was extended to March 31, 2020. In April 2020, the maturity of the line was extended to May 31, 2020. In May 2020, the line was repaid with the proceeds from the MSR sale and the line expired.

MSR Advance Financing

In April 2020, Ginnie Mae announced they revised and expanded their issuer assistance program to provide financing to fund servicer advances through the Pass-Through Assistance Program (PTAP).  The PTAP funds advanced by Ginnie Mae bear interest at a fixed rate that will apply to a given months pass-through assistance and will be posted on Ginnie Mae’s website each month. The maturity date was the earlier of the seven months from the month the request and repayment agreement was approved, or July 30, 2021.  In July 2020, the outstanding PTAP funds were repaid. At September 30, 2020, the Company had no PTAP funds outstanding.

Convertible Notes

In May 2015, the Company issued $25.0 million Convertible Promissory Notes (Notes) to purchasers, some of which are related parties. The Notes were originally due to mature on or before May 9, 2020 and accrued interest at a rate of 7.5% per annum, to be paid quarterly.

Noteholders may convert all or a portion of the outstanding principal amount of the Notes into shares of the Company’s common stock (Conversion Shares) at a rate of $21.50 per share, subject to adjustment for stock splits and dividends (Conversion Price). The Company has the right to convert the entire outstanding principal of the Notes into Conversion Shares at the Conversion Price if the market price per share of the common stock, as measured by the average volume-weighted closing stock price per share of the common stock on the NYSE AMERICAN (or any other U.S. national securities exchange then serving as the principal such exchange on which the shares of common stock are listed), reaches the level of $30.10 for any twenty (20) trading days in any period of thirty (30) consecutive trading days after the Closing Date (as defined in the Convertible Notes). Upon conversion of the Notes by the Company, the entire amount of accrued and unpaid interest (and all other amounts owing) under the Notes are immediately due and payable. To the extent the Company pays any cash dividends on its shares of common stock prior to conversion of the Notes, upon conversion of the Notes, the noteholders will also receive such dividends on an as-converted basis of the Notes less the amount of interest paid by the Company prior to such dividend.

On April 15, 2020, the Company amended and restated the outstanding Notes in the principal amount of $25.0 million originally issued in May 2015 pursuant to the terms of the Note Agreement between the Company and the noteholders of the Notes. The Notes were amended to extend the maturity date by six months (until November 9, 2020) and to reduce the interest rate on such Notes to 7.0% per annum (Notes).  In connection with the issuance of the Amended Notes, the Company issued to the noteholders of the Notes, warrants to purchase up to an aggregate of 212,649 shares of the Company’s common stock at a cash exercise price of $2.97 per share. The relative fair value of the warrants were $244 thousand and recorded as debt discounts, which are accreted over the term of the warrants (October 2020), using an effective interest rate of 8.9%.  The warrants are exercisable commencing on October 16, 2020 and expire on April 15, 2025.

On October 28, 2020, the Company entered into agreements with certain holders of its Notes due November 9, 2020 in the aggregate principal amount of $25.0 million to further extend the maturity date of the Notes from November 9, 2020, by an additional 18-months to May 9, 2022 and to decrease the aggregate principal amount of the Notes to $20.0 million, following the pay-down of $5.0 million in principal of the Notes on November 9, 2020.  The interest rate on the Notes remains at 7.0% per annum.

Long-term Debt

Junior Subordinated Notes

The Company carries its Junior Subordinated Notes at estimated fair value as more fully described in Note 7.—Fair Value of Financial Instruments. The following table shows the remaining principal balance and fair value of Junior Subordinated Notes issued as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Junior Subordinated Notes (1)	$62,000	$62,000
Fair value adjustment	(19,165)	(16,566)
Total Junior Subordinated Notes	$42,835	$45,434

(1)	Stated maturity of March 2034; requires quarterly interest payments at a variable rate of 3-month LIBOR plus 3.75% per annum.

During the nine months ended September 30, 2020, the change in fair value of the long-term debt was the result of a decrease in the 3-month LIBOR forward curve, which reduced the undiscounted cash flows used in this calculation.

Note 6.—Securitized Mortgage Trusts

Securitized Mortgage Trust Assets

Securitized mortgage trust assets, which are recorded at their estimated fair value, are comprised of the following at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Securitized mortgage collateral, at fair value	$2,205,394	$2,628,064
REO, at net realizable value (NRV)	1,559	6,682
Total securitized mortgage trust assets	$2,206,953	$2,634,746

Securitized Mortgage Trust Liabilities

Securitized mortgage trust liabilities, which are recorded at their estimated fair value, are comprised of the following at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Securitized mortgage borrowings	$2,190,796	$2,619,210

Changes in fair value of net trust assets, including trust REO gains (losses), are comprised of the following for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Change in fair value of net trust assets, excluding REO	$(3,143)	$1,025	$(9,555)	$(2,018)
Gains (losses) from REO	1,794	(2,749)	4,959	(3,848)
Change in fair value of net trust assets, including trust REO gains (losses)	$(1,349)	$(1,724)	$(4,596)	$(5,866)

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

The following table presents the estimated fair value of financial instruments included in the consolidated financial statements as of the dates indicated:

	September 30, 2020				December 31, 2019
	Carrying	Estimated Fair Value			Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$55,439	$55,439	$—	$—	$24,666	$24,666	$—	$—
Restricted cash	5,744	5,744	—	—	12,466	12,466	—	—
Mortgage loans held-for-sale	147,294	—	147,294	—	782,143	—	782,143	—
Mortgage servicing rights	—	—	—	—	41,470	—	—	41,470
Derivative assets, lending, net (1)	7,040	—	—	7,040	7,791	—	—	7,791
Securitized mortgage collateral	2,205,394	—	—	2,205,394	2,628,064	—	—	2,628,064

Liabilities
Warehouse borrowings	$142,236	$—	$142,236	$—	$701,563	$—	$701,563	$—
Convertible notes	24,960	—	—	24,960	24,996	—	—	24,996
Long-term debt	42,835	—	—	42,835	45,434	—	—	45,434
Securitized mortgage borrowings	2,190,796	—	—	2,190,796	2,619,210	—	—	2,619,210
Derivative liabilities, lending, net (2)	—	—	—	—	651	—	651	—

(1)	Represents IRLCs and are included in other assets in the accompanying consolidated balance sheets.
(2)	Represents Hedging Instruments and are included in other liabilities in the accompanying consolidated balance sheets.

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

Refer to Recurring Fair Value Measurements below for a description of the valuation methods used to determine the fair value of mortgage servicing rights, mortgage LHFS, securitized mortgage collateral and borrowings, MSR, long-term debt and derivative assets and liabilities.

The carrying amount of cash, cash equivalents and restricted cash approximates fair value.

Warehouse borrowings carrying amount approximates fair value due to the short-term nature of the liabilities and do not present unanticipated interest rate or credit concerns.

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

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its MSRs, securitized mortgage collateral and borrowings, derivative assets and liabilities (IRLCs), and long-term debt as Level 3 fair value measurements. Level 3 assets and liabilities measured at fair value on a recurring basis were approximately 94% and 99% and 77% and 99%, respectively, of total assets and total liabilities measured at estimated fair value at September 30, 2020 and December 31, 2019.

Recurring Fair Value Measurements

The Company assesses its financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers between Level 1, Level 2 or Level 3 classified instruments during the nine months ended September 30, 2020.

The following tables present the Company’s assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at September 30, 2020 and December 31, 2019, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	September 30, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Mortgage loans held-for-sale	$—	$147,294	$—	$—	$782,143	$—
Derivative assets, lending, net (1)	—	—	7,040	—	—	7,791
Mortgage servicing rights	—	—	—	—	—	41,470
Securitized mortgage collateral	—	—	2,205,394	—	—	2,628,064
Total assets at fair value	$—	$147,294	$2,212,434	$—	$782,143	$2,677,325
Liabilities
Securitized mortgage borrowings	$—	$—	$2,190,796	$—	$—	$2,619,210
Long-term debt	—	—	42,835	—	—	45,434
Derivative liabilities, lending, net (2)	—	—	—	—	651	—
Total liabilities at fair value	$—	$—	$2,233,631	$—	$651	$2,664,644

(1)	At September 30, 2020, derivative assets, lending, net included $7.0 million in IRLCs and is included in other assets in the accompanying consolidated balance sheets. At December 31, 2019, derivative assets, lending, net included $7.8 million in IRLCs and is included in other assets in the accompanying consolidated balance sheets.
(2)	At September 30, 2020 and December 31, 2019, derivative liabilities, lending, net are included in other liabilities in the accompanying consolidated balance sheets.

The following tables present reconciliations for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2020 and 2019:

	Level 3 Recurring Fair Value Measurements
	For the Three Months Ended September 30, 2020

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, June 30, 2020	$2,225,422	$(2,213,863)	$279	$1,799	$(41,811)
Total gains (losses) included in earnings:
Interest income (1)	1,278	—	—	—	—
Interest expense (1)	—	(18,198)	—	—	(259)
Change in fair value	69,931	(73,074)	(18)	5,241	(1,127)
Change in instrument specific credit risk	—	—	—	—	362	(2)
Total gains (losses) included in earnings	71,209	(91,272)	(18)	5,241	(1,024)
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	(91,237)	114,339	(261)	—	—
Fair value, September 30, 2020	$2,205,394	$(2,190,796)	$—	$7,040	$(42,835)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $2.2 million for three months ended September 30, 2020. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive earnings (loss) is primarily from contractual interest on the securitized mortgage collateral and borrowings.
(2)	Amount represents the change in instrument specific credit risk in other comprehensive earnings (loss) in the consolidated statements of operations and comprehensive earnings (loss).

	Level 3 Recurring Fair Value Measurements
	For the Three Months Ended September 30, 2019

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, June 30, 2019	$2,920,849	$(2,915,156)	$50,346	$8,449	$(43,910)
Total gains (losses) included in earnings:
Interest income (1)	1,751	—	—	—	—
Interest expense (1)	—	(6,748)	—	—	(115)
Change in fair value	6,934	(5,909)	(9,755)	474	304
Change in instrument specific credit risk	—	—	—	—	144	(2)
Total gains (losses) included in earnings	8,685	(12,657)	(9,755)	474	333
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	223	—	—
Settlements	(146,278)	149,941	13	—	—
Fair value, September 30, 2019	$2,783,256	$(2,777,872)	$40,827	$8,923	$(43,577)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $2.6 million for three months ended September 30, 2019. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations is primarily from contractual interest on the securitized mortgage collateral and borrowings.
(2)	Amount represents the change in instrument specific credit risk in other comprehensive earnings (loss) in the consolidated statements of operations and comprehensive earnings (loss).

The following tables present reconciliations for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2020 and 2019:

	Level 3 Recurring Fair Value Measurements
	For the Nine Months Ended September 30, 2020

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, December 31, 2019	$2,628,064	$(2,619,210)	$41,470	$7,791	$(45,434)
Total (losses) gains included in earnings:
Interest income (1)	3,386	—	—	—	—
Interest expense (1)	—	(52,129)	—	—	(577)
Change in fair value	(104,488)	94,933	(21,960)	(751)	3,701
Change in instrument specific credit risk	—	—	—	—	(525)	(2)
Total (losses) gains included in earnings	(101,102)	42,804	(21,960)	(751)	2,599
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	1,753	—	—
Settlements	(321,568)	385,610	(21,263)	—	—
Fair value, September 30, 2020	$2,205,394	$(2,190,796)	$—	$7,040	$(42,835)
Unrealized (losses) gains still held (3)	$(295,390)	$2,529,419	$—	$7,040	$19,165

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $6.6 million for nine months ended September 30, 2020. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive earnings (loss) is primarily from contractual interest on the securitized mortgage collateral and borrowings.

(2)	Amount represents the change in instrument specific credit risk in other comprehensive earnings (loss) in the consolidated statements of operations and comprehensive earnings (loss) and is included in unrealized (losses) gains still held for long-term debt.
(3)	Represents the amount of unrealized (losses) gains relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at September 30, 2020.

	Level 3 Recurring Fair Value Measurements
	For the Nine Months Ended September 30, 2019

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, December 31, 2018	$3,157,071	$(3,148,215)	$64,728	$3,351	$(44,856)
Total gains (losses) included in earnings:
Interest income (1)	11,957	—	—	—	—
Interest expense (1)	—	(30,499)	—	—	(338)
Change in fair value	68,576	(70,594)	(26,128)	5,572	958
Change in instrument specific credit risk	—	—	—	—	659	(2)
Total gains (losses) included in earnings	80,533	(101,093)	(26,128)	5,572	1,279
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	2,222	—	—
Settlements	(454,348)	471,436	5	—	—
Fair value, September 30, 2019	$2,783,256	$(2,777,872)	$40,827	$8,923	$(43,577)
Unrealized (losses) gains still held (3)	$(235,050)	$264,168	$40,827	$8,923	$18,423

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $6.7 million for the nine months ended September 30, 2019. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive earnings (loss) is primarily from contractual interest on the securitized mortgage collateral and borrowings.
(2)	Amount represents the change in instrument specific credit risk in other comprehensive earnings (loss) in the consolidated statements of operations and comprehensive earnings (loss) as required by the adoption of ASU 2016-01 on January 1, 2018.

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and nonrecurring basis at September 30, 2020:

	Estimated	Valuation	Unobservable	Range of	Weighted
Financial Instrument	Fair Value	Technique	Input	Inputs	Average
Assets and liabilities backed by real estate
Securitized mortgage collateral, and	$2,205,394	Discounted Cash Flow	Prepayment rates	1.2 - 33.8%	9.1%
Securitized mortgage borrowings	(2,190,796)		Default rates	0.02 - 24.1%	2.6%
			Loss severities	0.13 - 98.9%	62.1%
			Discount rates	1.9 - 25.0%	3.2%
Other assets and liabilities
Derivative assets - IRLCs, net	7,040	Market pricing	Pull-through rates	21.7 - 99.9%	76.8%
Long-term debt	(42,835)	Discounted Cash Flow	Discount rate	8.3%	8.3%

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

The following tables present the changes in recurring fair value measurements included in net earnings (loss) for the three months ended September 30, 2020 and 2019:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings (Loss)
	For the Three Months Ended September 30, 2020
			Change in Fair Value of
	Interest	Interest	Net Trust	Long-term	Other Revenue	Gain (Loss) on Sale
	Income (1)	Expense (1)	Assets	Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$1,278	$—	$69,931	$—	$—	$—	$71,209
Securitized mortgage borrowings	—	(18,198)	(73,074)	—	—	—	(91,272)
Long-term debt	—	(259)	—	(1,127)	—	—	(1,386)
Mortgage servicing rights (2)	—	—	—	—	(18)	—	(18)
Mortgage loans held-for-sale	—	—	—	—	—	6,607	6,607
Derivative assets — IRLCs	—	—	—	—	—	5,241	5,241
Derivative liabilities — Hedging Instruments	—	—	—	—	—	—	—
Total	$1,278	$(18,457)	$(3,143)	$(1,127)	$(18)	$11,848	$(9,619)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in loss on MSRs, net in the consolidated statements of operations and comprehensive earnings (loss).

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings (Loss)
	For the Three Months Ended September 30, 2019
			Change in Fair Value of
	Interest	Interest	Net Trust	Long-term	Other Revenue	Gain (Loss) on Sale
	Income (1)	Expense (1)	Assets	Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$1,751	$—	$6,934	$—	$—	$—	$8,685
Securitized mortgage borrowings	—	(6,748)	(5,909)	—	—	—	(12,657)
Long-term debt	—	(115)	—	304	—	—	189
Mortgage servicing rights (2)	—	—	—	—	(9,755)	—	(9,755)
Mortgage loans held-for-sale	—	—	—	—	—	9,275	9,275
Derivative assets — IRLCs	—	—	—	—	—	474	474
Derivative liabilities — Hedging Instruments	—	—	—	—	—	1,728	1,728
Total	$1,751	$(6,863)	$1,025	$304	$(9,755)	$11,477	$(2,061)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in loss on MSRs, net in the consolidated statements of operations and comprehensive earnings (loss).

The following tables present the changes in recurring fair value measurements included in net earnings (loss) for the nine months ended September 30, 2020 and 2019:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings (Loss)
	For the Nine Months Ended September 30, 2020
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Income	Gain (Loss) on Sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$3,386	$—	$(104,488)		$—	$—	$—	$(101,102)
Securitized mortgage borrowings	—	(52,129)	94,933		—	—	—	42,804
Long-term debt	—	(577)	—		3,701	—	—	3,124
Mortgage servicing rights (2)	—	—	—		—	(21,960)	—	(21,960)
Mortgage loans held-for-sale	—	—	—		—	—	(16,595)	(16,595)
Derivative assets — IRLCs	—	—	—		—	—	(751)	(751)
Derivative liabilities — Hedging Instruments	—	—	—		—	—	651	651
Total	$3,386	$(52,706)	$(9,555)	(3)	$3,701	$(21,960)	$(16,695)	$(93,829)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in loss on MSRs, net in the consolidated statements of operations and comprehensive earnings (loss).
(3)	For the nine months ended September 30, 2020, change in the fair value of net trust assets, excluding REO was $9.6 million.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings (Loss)
	For the Nine Months Ended September 30, 2019
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Income	Gain (Loss) on Sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$11,957	$—	$68,576		$—	$—	$—	$80,533
Securitized mortgage borrowings	—	(30,499)	(70,594)		—	—	—	(101,093)
Long-term debt	—	(338)	—		958	—	—	620
Mortgage servicing rights (2)	—	—	—		—	(26,128)	—	(26,128)
Mortgage loans held-for-sale	—	—	—		—	—	17,609	17,609
Derivative assets — IRLCs	—	—	—		—	—	5,572	5,572
Derivative liabilities — Hedging Instruments	—	—	—		—	—	1,196	1,196
Total	$11,957	$(30,837)	$(2,018)	(3)	$958	$(26,128)	$24,377	$(21,691)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in loss on MSRs, net in the consolidated statements of operations and comprehensive earnings (loss).
(3)	For the nine months ended September 30, 2019, change in the fair value of net trust assets, excluding REO was $2.0 million.

 The following is a description of the measurement techniques for items recorded at estimated fair value on a recurring basis.

Mortgage servicing rights—The Company elected to carry its MSRs arising from its mortgage loan origination operations at estimated fair value. The fair value of MSRs is based upon a discounted cash flow model at December 31, 2019. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. MSRs are considered a Level 3 measurement at December 31, 2019.

Mortgage loans held-for-sale—The Company elected to carry its mortgage LHFS originated or acquired at estimated fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage LHFS as a Level 2 measurement at September 30, 2020 and December 31, 2019.

Securitized mortgage collateral—The Company elected to carry its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows with observable market participant assumptions, where available. The Company’s assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of September 30, 2020, securitized mortgage collateral had UPB of $2.5 billion, compared to an estimated fair value on the Company’s balance sheet of $2.2 billion. The aggregate UPB exceeded the fair value by $0.3 billion at September 30, 2020. As of September 30, 2020, the UPB of loans 90 days or more past due was $0.5 billion compared to an estimated fair value of $0.2 billion. The aggregate UPB of loans 90 days or more past due exceeded the fair value by $0.3 billion at September 30, 2020. Securitized mortgage collateral is considered a Level 3 measurement at September 30, 2020 and December 31, 2019.

Securitized mortgage borrowings—The Company elected to carry its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include the Company’s judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of September 30, 2020, securitized mortgage borrowings had an outstanding principal balance of $2.5 billion, net of $2.2 billion in bond losses, compared to an estimated fair value of $2.2 billion. The aggregate outstanding principal balance exceeded the fair value by $0.3 billion at September 30, 2020. Securitized mortgage borrowings are considered a Level 3 measurement at September 30, 2020 and December 31, 2019.

Long-term debt—The Company elected to carry its remaining long-term debt (consisting of junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company’s own credit risk, including previous settlements with trust preferred debt holders and discounted cash flow analysis. As of September 30, 2020, long-term debt had UPB of $62.0 million compared to an estimated fair value of $42.8 million. The aggregate UPB exceeded the fair value by $19.2 million at September 30, 2020. The long-term debt is considered a Level 3 measurement at September 30, 2020 and December 31, 2019.

Derivative assets and liabilities, lending—The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. The derivatives include IRLCs with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. The derivatives also include hedging instruments (typically TBA MBS) used to hedge the fair value changes associated with changes in interest rates relating to its mortgage lending originations. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated Pull-through Rate. The anticipated Pull-through Rate is an unobservable input based on historical experience, which results in classification of IRLCs as a Level 3 measurement at September 30, 2020 and December 31, 2019.

The fair value of the Hedging Instruments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, the Hedging Instruments are classified as a Level 2 measurement at September 30, 2020 and December 31, 2019.

The following table includes information for the derivative assets and liabilities related to lending for the periods presented:

			Total Gains (Losses)		Total Gains (Losses)
	Notional Amount		For the Three Months Ended		For the Nine Months Ended
	September 30,	December 31,	September 30,		September 30,
	2020	2019	2020	2019	2020	2019
Derivative – IRLC's (1)	$359,205	$419,035	$5,241	$474	$(751)	$5,572
Derivative – TBA MBS (2)	—	485,459	—	(2,497)	(10,384)	(6,383)
Derivative – Forward delivery loan commitment (3)	—	232,530	—	—	—	—

(1)	Amounts included in gain (loss) on sale of loans, net within the accompanying consolidated statements of operations and comprehensive earnings (loss).
(2)	Amounts included in gain (loss) on sale of loans, net and loss on mortgage servicing rights, net within the accompanying consolidated statements of operations and comprehensive earnings (loss).
(3)	As of December 31, 2019, $232.5 million in mortgage loans had been allocated to forward delivery loan commitments and recorded at fair value within LHFS in the accompanying consolidated balance sheets.

Nonrecurring Fair Value Measurements

The Company is required to measure certain assets and liabilities at estimated fair value from time to time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10.

The following tables present financial and non-financial assets measured using nonrecurring fair value measurements at September 30, 2020 and 2019, respectively:

	Nonrecurring Fair Value Measurements			Total Gains (1)	Total Gains (Losses) (1)
	September 30, 2020			For the Three Months Ended	For the Nine Months Ended
	Level 1	Level 2	Level 3	September 30, 2020	September 30, 2020
REO (2)	$—	$1,711	$—	$1,794	$4,959
ROU asset	—	—	14,210	—	(393)

(1)	Total gains (losses) reflect gains from all nonrecurring measurements during the period.
(2)	At September 30, 2020, $1.6 million of REO was within securitized mortgage trust assets. The balance represents REO at September 30, 2020, which have been impaired subsequent to foreclosure. For the three and nine months ended September 30, 2020, the Company recorded $1.8 million and $5.0 million, respectively, in gains, which represent recovery of the NRV attributable to an improvement in state specific loss severities on properties held during the period which resulted in an increase to NRV.

	Nonrecurring Fair Value Measurements			Total Losses (1)	Total Losses (1)
	September 30, 2019			For the Three Months Ended	For the Nine Months Ended
	Level 1	Level 2	Level 3	September 30, 2019	September 30, 2019
REO (2)	$—	$12,131	$—	$(2,749)	$(3,848)

(1)	Total losses reflect losses from all nonrecurring measurements during the period.
(2)	At September 30, 2019, $11.9 million of REO was within securitized mortgage trust assets. Balance represents REO at September 30, 2019, which have been impaired subsequent to foreclosure. For the three and nine months ended September 30, 2019, the Company recorded $2.7 million and $3.8 million, respectively, losses related to changes in NRV of properties. Losses represent impairment of the NRV attributable to an increase in state specific loss severities on properties held during the period which resulted in a decrease to NRV.

Real estate owned—REO consists of residential real estate (within securitized mortgage trust assets) acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. REO balance representing REOs which have been impaired subsequent to foreclosure are subject to nonrecurring fair value measurement and are included in the nonrecurring fair value measurements tables. Fair values of REO are generally based on observable market inputs, and are considered Level 2 measurements at September 30, 2020 and December 31, 2019.

ROU asset—The Company performs reviews of its ROU assets for impairment when evidence exists that the carrying value of an asset may not be recoverable. During the first quarter of 2020, the Company recorded a $393 thousand ROU asset impairment charge related to the consolidation of one floor of our corporate office. The impairment charge is included in general, administrative and other expense in the consolidated statements of operations and comprehensive earnings (loss).  ROU asset was considered a Level 3 fair value measurement at September 30, 2020 and December 31, 2019.

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

The Company recorded income tax expense of $4 thousand and $55 thousand for the three and nine months ended September 30, 2020, respectively. Tax expense for the three and nine months ended September 30, 2020 is primarily the result of state income taxes from states where the Company does not have net operating loss (NOL) carryforwards or state minimum taxes.  The Company recorded income tax benefit of $230 thousand and $62 thousand for the three and nine months ended September 30, 2019, respectively.  Tax benefit for the three and nine months ended September 30, 2019 is primarily the result of a benefit resulting from the intraperiod allocation rules that are applied when there is a pre-tax loss from continuing operation and pre-tax income from other comprehensive income partially offset by state taxes from states where the Company does not have net operating loss carryforwards or state minimum taxes.

At September 30, 2020, the Company had accumulated other comprehensive earnings (loss) of $24.3 million, which was net of tax of $11.3 million.

As of December 31, 2019, the Company had estimated federal NOL carryforwards of approximately $560.9 million. Federal NOL carryforwards begin to expire in 2027.  As of December 31, 2019, the Company had estimated California NOL carryforwards of approximately $379.1 million, which begin to expire in 2028.  The Company may not be able to realize the maximum benefit due to the nature and tax entities that hold the NOL.

Note 9.—Reconciliation of Earnings (Loss) Per Common Share

Basic net earnings (loss) per common share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of vested common shares outstanding during the period (denominator). Diluted net earnings (loss) per common share is computed on the basis of the weighted average number of shares of common stock outstanding plus the effect of dilutive potential common shares outstanding during the period using the if-converted method. Dilutive potential common shares include shares issuable upon conversion of Convertible Notes, warrants, dilutive effect of outstanding stock options, restricted stock awards (RSA), restricted stock units (RSU), deferred stock units (DSU) and cumulative redeemable preferred stock outstanding for the periods indicated, when dilutive.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator for basic earnings (loss) per share:
Net earnings (loss)	$1,600	$1,439	$(85,960)	$(7,300)

Numerator for diluted earnings (loss) per share:
Net earnings (loss)	$1,600	$1,439	$(85,960)	$(7,300)
Interest expense attributable to convertible notes (1)	—	—	—	—
Net earnings (loss) plus interest expense attributable to convertible notes	$1,600	$1,439	$(85,960)	$(7,300)

Denominator for basic earnings (loss) per share (2):
Basic weighted average common shares outstanding during the period	21,255	21,195	21,249	21,179

Denominator for diluted earnings (loss) per share (2):
Basic weighted average common shares outstanding during the period	21,255	21,195	21,249	21,179
Net effect of dilutive convertible notes and warrants (1)	—	—	—	—
Net effect of dilutive stock options, DSU’s, RSA's and RSU's (1)	1	64	—	—
Diluted weighted average common shares	21,256	21,259	21,249	21,179
Net earnings (loss) per common share:
Basic	$0.08	$0.07	$(4.05)	$(0.34)
Diluted	$0.08	$0.07	$(4.05)	$(0.34)

(1)	Adjustments to diluted earnings (loss) per share for the three and nine months ended September 30, 2020 and 2019 were excluded from the calculation, as they were anti-dilutive.
(2)	Number of shares presented in thousands.

At September 30, 2020, there were 870 thousand shares of stock options, RSA’s, RSU’s and DSU’s outstanding in the aggregate.  For the three and nine months ended September 30, 2020 and 2019, there were 1.2 million shares attributable to the Notes that were anti-dilutive.  Additionally, for the three months ended September 30, 2020, there were 213 thousand warrants that were anti-dilutive.

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

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Three Months Ended September 30, 2020:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$19,261	$—	$—	$—	$19,261
Servicing expenses, net	(125)	—	—	—	(125)
Loss on mortgage servicing rights, net	(133)	—	—	—	(133)
Real estate services fees, net	—	332	—	—	332
Other revenue (expense)	133	—	35	(25)	143
Other operating expense	(11,284)	(403)	(137)	(4,294)	(16,118)
Other income (expense)	150	—	(1,135)	(771)	(1,756)
Net earnings (loss) before income tax expense	$8,002	$(71)	$(1,237)	$(5,090)	1,604
Income tax expense					4
Net earnings					$1,600

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Three Months Ended September 30, 2019:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$31,073	$—	$—	$—	$31,073
Servicing fees, net	3,465	—	—	—	3,465
Loss on mortgage servicing rights, net	(9,755)	—	—	—	(9,755)
Real estate services fees, net	—	921	—	—	921
Other revenue	—	—	68	3	71
Other operating expense	(21,782)	(341)	(131)	(3,382)	(25,636)
Other income (expense)	1,445	—	73	(448)	1,070
Net earnings (loss) before income tax expense	$4,446	$580	$10	$(3,827)	$1,209
Income tax benefit					(230)
Net earnings					$1,439

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Nine Months Ended September 30, 2020:	Lending	Services	Portfolio	and other	Consolidated
Loss on sale of loans, net	$(7,451)	$—	$—	$—	$(7,451)
Servicing fees, net	3,733	—	—	—	3,733
Loss on mortgage servicing rights, net	(26,885)	—	—	—	(26,885)
Real estate services fees, net	—	1,018	—	—	1,018
Other revenue	135	—	107	1,253	1,495
Other operating expense	(44,591)	(1,120)	(486)	(15,152)	(61,349)
Other income (expense)	2,537	—	2,822	(1,825)	3,534
Net (loss) earnings before income tax expense	$(72,522)	$(102)	$2,443	$(15,724)	(85,905)
Income tax expense					55
Net loss					$(85,960)

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Nine Months Ended September 30, 2019:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$72,759	$—	$—	$—	$72,759
Servicing fees, net	9,970	—	—	—	9,970
Loss on mortgage servicing rights, net	(25,264)	—	—	—	(25,264)
Real estate services fees, net	—	2,534	—	—	2,534
Other revenue	36	—	166	56	258
Other operating expense	(56,738)	(1,073)	(381)	(11,348)	(69,540)
Other income (expense)	4,765	—	(1,487)	(1,357)	1,921
Net earnings (loss) before income tax expense	$5,528	$1,461	$(1,702)	$(12,649)	$(7,362)
Income tax benefit					(62)
Net loss					$(7,300)

	Mortgage	Real Estate	Long-term	Corporate
Balance Sheet Items as of:	Lending	Services	Portfolio	and other	Consolidated
Total Assets at September 30, 2020 (1)	$228,533	$503	$2,206,963	$33,309	$2,469,308
Total Assets at December 31, 2019 (1)	$888,847	$6	$2,634,812	$22,614	$3,546,279

(1)	All segment asset balances exclude intercompany balances.

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

The legal matter updates summarized below are ongoing and may have an effect on the Company’s business and future financial condition and results of operations:

On December 7, 2011, a purported class action was filed in the Circuit Court of Baltimore City entitled Timm, v. Impac Mortgage Holdings, Inc, et al. alleging on behalf of holders of the Company’s 9.375% Series B Cumulative Redeemable Preferred Stock (Preferred B) and 9.125% Series C Cumulative Redeemable Preferred Stock (Preferred C) who did not tender their stock in connection with the Company’s 2009 completion of its Offer to Purchase and Consent Solicitation that the Company failed to achieve the required consent of the Preferred B and C holders, the consents to amend the Preferred stock were not effective because they were given on unissued stock (after redemption), the Company tied the tender offer with a consent requirement that constituted an improper “vote buying” scheme, and that the tender offer was a breach of a fiduciary duty. The action seeks the payment of two quarterly dividends for the Preferred B and C holders, the unwinding of the consents and reinstatement of the cumulative dividend on the Preferred B and C stock, and the election of two directors by the Preferred B and C holders. The action also seeks punitive damages and legal expenses. On July 16, 2018, the Circuit Court entered a Judgement Order whereby it (1) declared and entered judgment in favor of all defendants on all claims related to the Preferred C holders and all claims against all individual defendants thereby affirming the validity of the 2009 amendments to the Preferred C Articles Supplementary; (2) declared its interpretation of the voting provision language in the Preferred B Articles Supplementary to mean that consent of two-thirds of the Preferred B stockholders was required to approve the 2009 amendments to the Preferred B Articles Supplementary, which consent was not obtained, thus rendering the amendments invalid and leaving the 2004 Preferred B Articles Supplementary in effect; (3) ordered the Company to hold a special election within sixty days for the Preferred B stockholders to elect two directors to the Board of Directors pursuant to the 2004 Preferred B Articles Supplementary (which Directors will remain on the Company’s Board of Directors until such time as all accumulated dividends on the Preferred B have been paid or set aside for payment); and, (4) declared that the Company is required to pay three quarters of dividends on the Preferred B stock under the 2004 Preferred B Articles Supplementary (approximately, $1.2 million, but did not order the Company to make any payment at this time). The Circuit Court declined to certify any class pending the outcome of appeals and certified its Judgment Order for immediate appeal.  On October 2, 2019, the Court of Special Appeals held oral argument for all appeals in the matter. On February 5, 2020, the Court of Special Appeals requested that the parties provide a supplemental memorandum explaining the appealability of the original Circuit Court opinion which the Company responded to on February 21, 2020.  On April 1, 2020, the Court of Special Appeals issued an opinion affirming the judgment in favor of plaintiffs on the Series B voting rights arguing that the voting rights provision was not ambiguous.  In response, the Company filed a petition for a writ of certiorari to the Maryland Court of Appeals appealing the Court of Special Appeals opinion. The Maryland Court of Appeals granted the writ of certiorari on July 13, 2020, agreeing to hear the Company’s appeal. The Company submitted its opening brief on August 21, 2020 and the plaintiffs submitted their respective opposing briefs on October 13 and 14, 2020.  The Company’s reply brief currently is due on November 13, 2020 and oral argument is scheduled for December 4, 2020.

On April 30, 2012, a purported class action was filed in California entitled Marentes v. Impac Mortgage Holdings, Inc., alleging that certain loan modification activities of the Company constitute an unfair business practice, false advertising and marketing, and that the fees charged are improper. The complaint seeks unspecified damages, restitution, injunctive relief, attorney’s fees and prejudgment interest. On August 22, 2012, the plaintiffs filed an amended complaint adding Impac Funding Corporation as a defendant and on October 2, 2012, the plaintiffs dismissed Impac Mortgage Holdings, Inc., without prejudice. On January 11, 2019, the trial court determined that the plaintiffs were unable to prove their case and ordered that judgment be entered in favor of the defendant.  On April 19, 2019, the plaintiffs filed their Notice of Appeal and the plaintiffs filed their opening brief on October 31, 2019.  The Company filed its response on February 19, 2020. On September 11, 2020, the Court of Appeal of the State of California affirmed the trail court’s judgment in favor of the Company. On October 21, 2020, the plaintiffs filed a Petition for Review with the Supreme Court of California.  The Company’s answer to the petition is due November 10, 2020.

In October 2011 and November 2012, the Company received letters from Countrywide Securities Corporation (Countrywide), Merrill Lynch, Pierce, Fenner & Smith Incorporated (Merrill Lynch), and UBS Securities LLC (UBS) claiming indemnification relating to mortgage backed securities bonds issued, originated or sold by Impac Secured Assets Corporation (ISAC), IFC, IMH Assets Corp. and the Company. The claims seek indemnification from claims asserted against Countrywide, Merrill Lynch, and UBS in specified legal actions entitled American International Group Inc. v. Bank of America Corp., et al., in the United States District Court for the Southern District of New York and Federal Home Loan Bank of Boston v. Ally Financial, Inc., et al. (Ally Matter), in the United States District Court for the District of

Massachusetts. The notices each seek indemnification for all losses, liabilities, damages and legal fees and costs incurred in those actions. In August 2018, the Company entered into a settlement agreement with the plaintiff, Federal Home Loan Bank of Boston, as well as defendant UBS Securities, LLC in connection with the Ally Matter, which resolved all claims against the Company including any possible indemnity claim by UBS.  In October 2012, January 2013, and December 2014, Deutsche Bank issued indemnification demands for claims asserted against them in the Superior Court of New York in cases entitled Royal Park Investments SA/NV v. Merrill Lynch, et al. and Dealink Funding Ltd. v. Deutsche Bank and in the Circuit Court for the City of Richmond, Virginia, in a case entitled Commonwealth of VA, et al. v. Barclays Capital Inc, et al. In July 2018, the Company received an additional indemnification notice from Deutsche Bank as a result of a case filed against Deutsche Bank in Orange County Superior Court in 2016, entitled BlackRock Balanced Capital Portfolio (FI) et al. v. Deutsche Bank.  In February of 2013, the Company also received a notice of intent to seek indemnification on behalf of Deutsche Bank AG, Deutsche Bank Securities, Inc., DB Structured Products, Inc., ACE Securities Corp and Deutsche Alt A Securities, Inc. The claims relate to actions filed against those entities in the Superior Court of New York.  It is the Company’s belief that all remaining indemnification demand claims set forth above, and any third party’s right to bring a lawsuit to enforce such claims, have lapsed under the relevant statute of limitations.

On April 20, 2017, a purported class action was filed in the United States District Court, Central District of California, entitled Nguyen v. Impac Mortgage Corp. dba CashCall Mortgage et al.   The plaintiffs contend the defendants did not pay purported class members overtime compensation or provide meal and rest breaks, as required by law.   The action seeks to invalidate any waiver signed by a purported class member of their right to bring a class action and seeks damages, restitution, penalties, attorney’s fees, interest, and an injunction against unfair, deceptive, and unlawful activities.  On August 23, 2018, the court (1) granted the defendants motion to compel arbitration as to all claims, except for the plaintiffs’ claims under California’s Labor Code Private Attorneys General Act (PAGA); (2) ordered the plaintiffs to submit their claims (other than PAGA claims) to arbitration on an individual, non-class, non-collective, and non-representative basis; (3) dismissed all class and collective claims with prejudice to the plaintiffs and without prejudice to putative class members; and (4) stayed all claims that were compelled to arbitration, as well as the PAGA claims. Plaintiffs Jason Nguyen and Tam Nguyen each submitted their respective demands for individual arbitration to the American Arbitration Association.  An evidentiary hearing date has not been scheduled in either arbitration.

On September 18, 2018, a purported class action was filed in the Superior Court of California, Orange County, entitled McNair v. Impac Mortgage Corp. dba CashCall Mortgage.   The plaintiff contends the defendant did not pay the plaintiff and purported class members overtime compensation, provide required meal and rest breaks, or provide accurate wage statements.   The action seeks damages, restitution, penalties, interest, attorney’s fees, and all other appropriate injunctive, declaratory, and equitable relief.  On March 8, 2019, a First Amended Complaint was filed, which added a claim alleging PAGA violations.  On March 12, 2019, the parties filed a stipulation with the court stating (1) the plaintiff’s individual claims should be arbitrated pursuant to the parties’ arbitration agreement, (2) the class claims should be struck from the First Amended Complaint, and (3) the plaintiff will proceed solely with regard to her PAGA claims.  This case was consolidated with Batres v. Impac Mortgage Corp. dba CashCall Mortgage discussed below with a rescheduled trial date of July 12, 2021.

On December 27, 2018, a purported class action was filed in the Superior Court of California, Orange County, entitled Batres v. Impac Mortgage Corp. dba CashCall Mortgage.   The plaintiff contends the defendant did not pay the plaintiff and purported class members overtime compensation, provide required meal and rest breaks, or provide accurate wage statements.   The action seeks damages, restitution, penalties, interest, attorney’s fees, and all other appropriate injunctive, declaratory, and equitable relief.  On March 14, 2019, the plaintiff filed an amended complaint alleging only PAGA violations and seeking penalties, attorneys’ fees, and such other appropriate relief.  This case was consolidated with the McNair v. Impac Mortgage Corp. dba CashCall Mortgage discussed above with a rescheduled trial date of July 12, 2021.

On July 3, 2019, a representative action was filed in the Superior Court of California, Orange County, entitled Law v. Impac Mortgage Corp. dba CashCall Mortgage under PAGA.   The plaintiff contends the defendant did not pay its employees overtime compensation, provide required meal and rest breaks, or provide accurate wage statements as required by law.  The action seeks penalties, attorneys’ fees, and such other appropriate relief. The Law action was deemed related to the McNair action on August 19, 2019.  On January 13, 2020, the Law action was stayed pending resolution of the McNair action.

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

The following table summarizes the repurchase reserve activity, within other liabilities on the consolidated balance sheets, related to previously sold loans for the nine months ended September 30, 2020 and year ended December 31, 2019:

	September 30,	December 31,
	2020	2019
Beginning balance	$8,969	$7,657
Provision for repurchases (1)	4,276	5,487
Settlements	(6,041)	(4,175)
Total repurchase reserve	$7,204	$8,969

(1)	The provision for repurchases is included in gain (loss) on sale of loans, net in the accompanying consolidated statements of operations and comprehensive earnings (loss).

Corporate-owned Life Insurance Trusts

During the first quarter of 2020, there was a triggering event that caused the Company to reevaluate the consolidation of certain corporate-owned life insurance trusts.   As a result, the Company has consolidated life insurance trusts for three former executive officers.  The corporate-owned life insurance contracts are recorded at cash surrender value, which is provided by a third party and held within trusts.  At September 30, 2020, the cash surrender value of the policies was $10.7 million and were recorded within other assets on the consolidated balance sheets.  At September 30, 2020, the liability associated with the corporate-owned life insurance trusts was $12.5 million.

	At September 30, 2020
Corporate-owned life insurance trusts:	Trust #1	Trust #2	Trust #3	Total
Corporate-owned life insurance cash surrender value	$4,941	$3,780	$1,975	$10,696
Corporate-owned life insurance liability	5,751	4,509	2,196	12,456
Corporate-owned life insurance shortfall (1)	$(810)	$(729)	$(221)	$(1,760)

(1)	$1.3 million of the total shortfall was recorded as a change in retained deficit at the time of the consolidation of the trusts. The additional shortfall was recorded in the accompanying consolidated statements of operations and comprehensive earnings (loss).

Commitments to Extend Credit

The Company enters into IRLCs with prospective borrowers whereby the Company commits to lend a certain loan amount under specific terms and interest rates to the borrower. These loan commitments are treated as derivatives and are carried at fair value. See Note 7. — Fair Value of Financial Instruments for more information.

Note 12.—Equity and Share Based Payments

Redeemable Preferred Stock

At September 30, 2020, the Company had outstanding $68.9 million liquidation preference of Series B and Series C Preferred Stock, inclusive of cumulative undeclared dividends in arrears. The holders of each series of Preferred Stock, which are non-voting and redeemable at the option of the Company, retain the right to a $25.00 per share liquidation preference in the event of a liquidation of the Company and the right to receive dividends on the Preferred Stock if any such dividends are declared.

As discussed within Note 11.—Commitments and Contingencies, all rights of the Preferred B holders under the 2004 Articles were deemed reinstated. Subject to an appeal, the Company has cumulative undeclared dividends in arrears of approximately $17.2 million, or approximately $25.78 per outstanding share of Preferred B, increasing the liquidation value to approximately $50.78 per share. Additionally, every quarter the cumulative undeclared dividends in arrears will increase by $0.5859 per share, or approximately $390 thousand.  The liquidation preference, inclusive of the cumulative undeclared dividends in arrears, is only payable upon voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs.

Share Based Payments

The following table summarizes activity, pricing and other information for the Company’s stock options for the nine months ended September 30, 2020:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at the beginning of the year	914,470	$8.10
Options granted	30,000	5.34
Options exercised	(9,500)	4.84
Options forfeited/cancelled	(376,548)	7.48
Options outstanding at the end of the period	558,422	8.42
Options exercisable at the end of the period	356,432	$11.03

As of September 30, 2020, there was approximately $260 thousand of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 1.4 years.

The following table summarizes activity, pricing and other information for the Company’s RSU’s for the nine months ended September 30, 2020:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
RSU’s outstanding at beginning of the year	75,000	$3.75
RSU’s granted	242,961	5.34
RSU’s issued	—	—
RSU’s forfeited/cancelled	(35,386)	4.59
RSU’s outstanding at end of the period	282,575	$5.01

As of September 30, 2020, there was approximately $1.0 million of total unrecognized compensation cost related to the RSU compensation arrangements granted under the plan. That cost is expected to be recognized over the remaining weighted average period of 2.3 years.

The following table summarizes activity, pricing and other information for the Company’s DSU’s for the nine months ended September 30, 2020:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
DSU’s outstanding at the beginning of the year	54,500	$6.61
DSU’s granted	15,000	5.34
DSU’s issued	—	—
DSU’s forfeited/cancelled	(15,000)	5.34
DSU’s outstanding at the end of the period	54,500	$6.61

As of September 30, 2020, there was approximately $53 thousand of total unrecognized compensation cost related to the DSU compensation arrangements granted under the plan. That cost is expected to be recognized over the remaining weighted average period of 1.4 years.

The following table summarizes activity, pricing and other information for the Company’s RSA’s for the nine months ended September 30, 2020:

Weighted-
Average
	Number of	Grant Date
	Shares	Fair Value
RSA’s outstanding at beginning of the year	35,069	$3.57
RSA’s granted	—	—
RSA’s issued	—	—
RSA’s forfeited/cancelled	(35,069)	3.57
RSA’s outstanding at end of the period	—	$—

As of September 30, 2020, there were no outstanding RSA’s as the shares forfeited prior to the minimum vesting requirement.

Note 13.—Subsequent Events

On October 28, 2020, the Company entered into agreements with certain holders of its Notes due November 9, 2020 in the aggregate principal amount of $25.0 million to further extend the maturity date of the Notes from November 9, 2020, by an additional 18-months to May 9, 2022 and to decrease the aggregate principal amount of the Notes to $20.0 million, following the pay-down of $5.0 million in principal of the Notes on November 9, 2020.  The interest rate on the Notes remains at 7.0% per annum.

Subsequent events have been evaluated through the date of this filing.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in thousands, except per share data or as otherwise indicated)

Unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to Impac Mortgage Holdings, Inc. (the Company or IMH), a Maryland corporation incorporated in August 1995, and its direct and indirect wholly-owned operating subsidiaries, Integrated Real Estate Service Corporation (IRES), Impac Mortgage Corp. (IMC), IMH Assets Corp. (IMH Assets), Copperfield Capital Corporation (CCC) and Impac Funding Corporation (IFC).

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

The Mortgage Industry and Discussion of Relevant Fiscal Periods

The mortgage industry is subject to current events that occur in the financial services industry including changes to regulations and compliance requirements that result in uncertainty surrounding the actions of states, municipalities and government agencies, including the Consumer Financial Protection Bureau (CFPB) and Federal Housing Finance Agency (FHFA). These events can also include changes in economic indicators, interest rates, price competition, geographic shifts, disposable income, housing prices, market liquidity, market anticipation, environmental conditions, such as hurricanes, fires and floods, and customer perception, as well as others. The factors that affect the industry change rapidly and can be unforeseeable making it difficult to predict and manage an operation in the financial services industry.

Current events can diminish the relevance of “quarter over quarter” and “year-to-date over year-to-date” comparisons of financial information. In such instances, we attempt to present financial information in Management’s Discussion and Analysis of Financial Condition and Results of Operations that is the most relevant to our financial information.

Selected Financial Results

	For the Three Months Ended			For the Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(in thousands, except per share data)	2020	2020	2019	2020	2019
Revenues:
Gain (loss) on sale of loans, net	$19,261	$1,451	$31,073	$(7,451)	$72,759
Servicing (expense) fees, net	(125)	1,352	3,465	3,733	9,970
Loss on mortgage servicing rights, net	(133)	(8,443)	(9,755)	(26,885)	(25,264)
Real estate services fees, net	332	293	921	1,018	2,534
Other	143	1,289	71	1,495	258
Total revenues	19,478	(4,058)	25,775	(28,090)	60,257
Expenses:
Personnel expense	11,186	7,774	18,725	39,624	47,186
Business promotion	104	74	1,292	3,307	6,228
General, administrative and other	4,828	6,617	5,619	18,418	16,126
Total expenses	16,118	14,465	25,636	61,349	69,540
Operating earnings (loss):	3,360	(18,523)	139	(89,439)	(9,283)
Other (expense) income :
Net interest income	720	781	2,490	4,429	6,829
Change in fair value of long-term debt	(1,127)	(4,208)	304	3,701	958
Change in fair value of net trust assets	(1,349)	(864)	(1,724)	(4,596)	(5,866)
Total other (expense) income	(1,756)	(4,291)	1,070	3,534	1,921
Earnings (loss) before income taxes	1,604	(22,814)	1,209	(85,905)	(7,362)
Income tax expense (benefit)	4	15	(230)	55	(62)
Net earnings (loss )	$1,600	$(22,829)	$1,439	$(85,960)	$(7,300)
Other comprehensive earnings (loss):
Change in fair value of mortgage-backed securities	—	—	107	—	120
Change in fair value of instrument specific credit risk	362	2,186	72	(525)	436
Total comprehensive earnings (loss)	$1,962	$(20,643)	$1,618	$(86,485)	$(6,744)

Diluted weighted average common shares	21,256	21,230	21,259	21,249	21,179
Diluted earnings (loss) per share	$0.08	$(1.08)	$0.07	$(4.05)	$(0.34)

Status of Operations

Summary

The third quarter of 2020 results continued to be significantly impacted by the effects of the pandemic, which ultimately led to the aforementioned temporary suspension of our lending activities during the second quarter.  While we undertook a number of efforts to substantially reduce leverage and improve liquidity during the second quarter, we did not re-engage lending activities until June 2020, which resulted in a challenging re-engagement.  As a result of the historically low interest rate environment, the competition for talent has continued to be a binding constraint not only for us as we re-engage in lending, but also industry wide.

While we continue to maintain a defensive posture due to the significant risks still present in the marketplace, we announced on June 4, 2020, that we re-engaged lending activities, initially focusing on GSE, Federal Housing Administration (FHA) and Veterans Affairs (VA) lending. During the fourth quarter of 2020, we re-engaged lending in the Non-Agency jumbo market and have announced we will be re-entering the non-qualified mortgage (NonQM) market as well.

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

Key Metrics – Third quarter 2020

●	At September 30, 2020, unrestricted cash was $55.4 million as compared to $43.0 million at June 30, 2020 and $24.7 million at December 31, 2019.
●	For the three months ended September 30, 2020, total originations were $418.5 million as compared to $2.1 million for the three months ended June 30, 2020 and $1.6 billion for the three months ended September 30, 2019.
●	Mortgage servicing portfolio decreased to $824 thousand at September 30, 2020 as compared to $146 million at June 30, 2020 and $5.4 billion at September 30, 2019.
●	Net earnings of $1.6 million for the three months ended September 30, 2020 as compared to net losses of $22.8 million for the three months ended June 30, 2020 and net earnings of $1.4 million for the three months ended September 30, 2019.
●	Gain on sale of loans, net was $19.3 million for the three months ended September 30, 2020 as compared to $1.5 million for the three months ended June 30, 2020 and $31.1 million for the three months ended September 30, 2019.
●	Servicing fees, net decreased to an expense of $125 thousand for the three months ended September 30, 2020 from income of $1.4 million for the three months ended June 30, 2020 and $3.5 million for the three months ended September 30, 2019.
●	Operating expenses (personnel, business promotion and general, administrative and other) for the three months ended September 30, 2020 increased to $16.1 million from $14.5 million for the three months ended June 30, 2020 and decreased from $25.6 million for the three months ended September 30, 2019.

For the third quarter of 2020, we reported net earnings of $1.6 million, or $0.08 per diluted common share, as compared to net earnings of $1.4 million, or $0.07 per diluted common share, for the third quarter of 2019.  For the third quarter of 2020, core earnings before tax (as defined below in Non-GAAP Financial Measures) was $4.4 million, or $0.21 per diluted common share, as compared to core earnings before tax of $7.9 million, or $0.37 per diluted common share, for the third quarter of 2019.

For the nine months ended September 30, 2020, we reported net loss of $85.9 million, or $4.05 per diluted common share, as compared to net loss of $7.3 million, or $0.34 per diluted common share, for the nine months ended September 30, 2019.  For the nine months ended September 30, 2020, core loss before tax (as defined below in Non-GAAP Financial Measures) was $62.0 million, or $2.92 per diluted common share, as compared to core earnings before tax of $14.0 million, or $0.66 per diluted common share, for the nine months ended September 30, 2019.

Net earnings for the three months ended September 30, 2020 increased, as compared to the three months ended September 30, 2019, as a result of a reduction in operating expenses, partially offset by a reduction in revenues as a result of a decrease in gain on sale of loans, net.  During the three months ended September 30, 2020, operating expenses (personnel, business promotion and general, administrative and other) decreased to $16.1 million from $25.6 million as compared to the same period in 2019, as a result of our temporary suspension of lending activities during the second quarter of 2020. Gain on sale of loans, net for the third quarter of 2020 declined significantly, as compared to the third quarter of 2019, as a result of a decrease in mortgage loans originated and sold.  For the three months ended September 30, 2020, we originated and sold $418.5 million and $303.1 million of loans, respectively, as compared to $1.6 billion and $1.0 billion of loans originated and sold, respectively, during the same period in 2019.  Despite the decline in mortgage origination volumes during the third quarter of 2020, margins increased to approximately 460 basis points (bps) as compared to 190 bps for the same period in 2019.   The increase in margins was a result of the historically low mortgage interest rate environment during the third quarter of 2020 which led to wider gain on sale margins as compared to 2019.  Additionally, other (expense) income decreased due to a decrease in net interest spread as a result of the current interest rate environment and an increase in fair value losses on our long-term debt due to an increase in forward LIBOR, partially offset by a decrease in loss on change in fair value of net trust assets, including REO trust losses.

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (GAAP), we use the following non-GAAP financial measures: core earnings (loss) before tax and core earnings (loss) per share before tax.  Core earnings (loss) and core earnings (loss) per share are financial measurements calculated by adjusting GAAP earnings before tax to exclude certain non-cash items, such as fair value adjustments and mark-to-market of mortgage servicing rights (MSRs), and legacy non-recurring expenses.  The fair value adjustments are non-cash items which management believes should be excluded when discussing our ongoing and future operations.  We use core earnings (loss) as we believe that it more accurately reflects our current business operations of mortgage originations and further aids our investors in understanding and analyzing our core operating results and comparing them among periods. These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for net earnings (loss) before income taxes, net earnings (loss) or diluted earnings (loss) per share (EPS) prepared in accordance with GAAP.  The tables below provide a reconciliation of net earnings (loss) before tax and diluted earnings (loss) per share to non-GAAP core earnings (loss) before tax and per share non-GAAP core earnings (loss) before tax:

	For the Three Months Ended			For the Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(in thousands, except per share data)	2020	2020	2019	2020	2019
Net earnings (loss) before tax:	$1,604	$(22,814)	$1,209	$(85,905)	$(7,362)

Change in fair value of mortgage servicing rights	115	7,200	5,264	22,608	15,853
Change in fair value of long-term debt	1,127	4,208	(304)	(3,701)	(958)
Change in fair value of net trust assets, including trust REO gains	1,349	864	1,724	4,596	5,866
Legal settlements and professional fees, for legacy matters	—	—	—	—	50
Legacy corporate-owned life insurance	251	176	—	427	—
Severance	—	—	—	—	539
Core earnings (loss) before tax	$4,446	$(10,366)	$7,893	$(61,975)	$13,988

Diluted weighted average common shares	21,256	21,230	21,259	21,249	21,179
Diluted core earnings (loss) per common share before tax	$0.21	$(0.49)	$0.37	$(2.92)	$0.66

Diluted earnings (loss) per common share	$0.08	$(1.08)	$0.07	$(4.05)	$(0.34)
Adjustments:
Income tax benefit	—	—	(0.01)	—	—
Change in fair value of mortgage servicing rights	0.01	0.34	0.24	1.06	0.75
Change in fair value of long-term debt	0.05	0.20	(0.01)	(0.17)	(0.05)
Change in fair value of net trust assets, including trust REO gains	0.06	0.04	0.08	0.22	0.27
Legal settlements and professional fees, for legacy matters	—	—	—	—	—
Legacy corporate-owned life insurance	0.01	0.01	—	0.02	—
Severance	—	—	—	—	0.03
Diluted core earnings (loss) per common share before tax	$0.21	$(0.49)	$0.37	$(2.92)	$0.66

Originations by Channel:

	For the Three Months Ended
	September 30,	June 30,	%	September 30,	%
(in millions)	2020	2020	Change	2019	Change
Retail	$412.3	$1.9	21,600%	$1,386.1	(70)%
Wholesale	6.2	—	n/a	192.3	(97)
Correspondent	—	0.2	(100)	57.9	(100)
Total originations	$418.5	$2.1	19,829%	$1,636.3	(74)%

During the third quarter of 2020, total originations were $418.5 million as compared to $2.1 million in the second quarter of 2020 and $1.6 billion in the third quarter of 2019.  The overall reduction in originations as compared to the third quarter of 2019 was the result of our temporary suspension of lending activities due to the uncertainty caused by the COVID-19 pandemic.

Our loan products primarily include conventional loans eligible for sale to Fannie Mae and Freddie Mac, NonQM mortgages and loans eligible for government insurance (government loans) by the Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).

Originations by Loan Type:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2020	2019	% Change	2020	2019	% Change
Conventional	$410.8	1,328.0	(69)	$1,633.9	$1,990.1	(18)%
Government (1)	7.7	50.9	(85)	41.2	133.3	(69)
NonQM	—	$257.4	(100)%	261.8	915.8	(71)
Total originations	$418.5	$1,636.3	(74)%	$1,936.9	$3,039.2	(36)%

(1)	Includes all government-insured loans including FHA, VA and USDA.

We entered 2020 building on the strong momentum gained over the past year repositioning the Company and focusing on our core NonQM lending business. During the first quarter of 2020, prior to the disruption caused by the pandemic, we originated $261.6 million in NonQM loans and were on pace to exceed our fourth quarter 2019 NonQM originations.  As financial markets became dislocated in March 2020, spreads widened substantially on credit assets due to potential COVID-19 pandemic related payment delinquencies and forbearances, causing a severe decline in the values assigned by investors and counterparties for NonQM assets. As a result, we ceased originating NonQM loans in the beginning of April 2020 as the decline in value increased the cost and liquidity to finance the product, reduced the ability to finance additional NonQM loans with lenders as well as diminished stable capital markets distribution exits.

Despite our current pause originating NonQM loans, we still believe there is an underserved mortgage market for borrowers with good credit who may not meet the qualified mortgage (QM) guidelines set out by the Consumer Financial Protection Bureau. The third quarter of 2020 saw the re-emergence of the NonQM market including capital markets distribution exits for the product, which we are continuing to evaluate and anticipate our reentry into the market in the fourth quarter of 2020. The re-emergence of the NonQM market has been defined by products that fit within a much tighter credit box, which is where our NonQM originations have been historically. We believe the quality, consistency and performance of our loans has been demonstrated through the previous issuance of four securitizations since 2018.  All four securitizations were 100% backed by Impac NonQM collateral with the senior tranches receiving AAA ratings.

Originations by Purpose:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(in millions)	2020	%	2019	%	2020	%	2019	%
Refinance	$413.9	99%	$1,452.9	89%	$1,816.9	94%	$2,488.6	82%
Purchase	4.6	1	183.4	11	120.0	6	550.6	18
Total originations	$418.5	100%	$1,636.3	100%	$1,936.9	100%	$3,039.2	100%

During the third quarter of 2020, refinance volume decreased to $413.9 million as compared to $1.5 billion in the third quarter of 2019. The decrease in originations was the result of our temporary suspension of lending activities during the second quarter due to the uncertainty caused by the pandemic.

Mortgage Servicing Portfolio:

	September 30,	December 31,	%
(Unpaid principal balance (UPB), in millions)	2020	2019	Change
Mortgage servicing portfolio	$0.8	$4,931.8	(100.0)%

The mortgage servicing portfolio decreased to $824 thousand at September 30, 2020 as compared to $4.9 billion at December 31, 2019 and $6.2 billion at September 30, 2019.  The decrease in the mortgage servicing portfolio was primarily due to the sale of $4.2 billion in UPB of Freddie Mac and GNMA MSRs in the second and third quarters of 2020. Throughout 2019 and into 2020, we continued to selectively retain mortgage servicing as well as increase whole loan sales on a servicing released basis to investors.  The servicing portfolio generated net servicing expense of $125 thousand in the third quarter of 2020, a 104% decrease over the net servicing fees of $3.5 million in the third quarter of 2019, as a result of the aforementioned servicing sales as well as a portfolio runoff caused by the decrease in mortgage interest rates which began in 2019.  The sale of MSRs during 2020, will result in net servicing expense going forward as a result of a small balance servicing portfolio as well as interim servicing costs.

The following table includes information about our mortgage servicing portfolio:

	At September 30,	% 60+ days	At December 31,	% 60+ days
(in millions)	2020	delinquent (1)	2019	delinquent (1)
Freddie Mac	$—	0.00%	$4,826.2	0.47%
Ginnie Mae	0.8	0.00	105.4	2.41
Fannie Mae	—	0.00	0.2	0.00
Total servicing portfolio	$0.8	0.00%	$4,931.8	0.51%

(1)	Based on loan count.

For the third quarter of 2020, real estate services fees were $332 thousand as compared to $293 thousand in the second quarter of 2020 and $921 thousand in the third quarter of 2019.  The majority of our real estate services business is generated from our long-term mortgage portfolio, and as the long-term mortgage portfolio continues to decline, we expect real estate services and the related revenues to decline.

In our long-term mortgage portfolio, the residual interests generated cash flows of $542 thousand in the third quarter of 2020 as compared to $489 thousand in the second quarter of 2020 and $247 thousand in the third quarter of 2019.  The estimated fair value of the net residual interests increased $358 thousand in the third quarter of 2020 to $16.2 million at September 30, 2020, due to an increase in fair value of certain trusts as a result of excess spread and an increase in prepayments due to the current interest rate environment partially offset by an increase in loss assumptions for certain trusts.

For additional information regarding the long-term mortgage portfolio, refer to Financial Condition and Results of Operations below.

Liquidity and Capital Resources

During the nine months ended September 30, 2020, we funded our operations primarily from mortgage lending revenues and, to a lesser extent, real estate services fees and cash flows from our residual interests in securitizations.  Mortgage lending revenues include gain (loss) on sale of loans, net, servicing fees, net, proceeds from the sale of mortgage servicing rights and other mortgage related income.  We funded mortgage loan originations using warehouse facilities, which are repaid once the loan is sold.  We may also seek to raise capital by issuing debt or equity.

In mid-February we began instituting measures to increase liquidity as the risk of the rapidly spreading pandemic continued to outpace expectations.  We satisfied all margin calls due under our To Be Announced (TBA) hedging agreements, and warehouse lending and repurchase facilities.  In March 2020, we made the determination that our interest rate hedges were no longer effective in hedging asset market values as a result of the market dislocation, which caused an inability to monetize the value of our locked and funded loan portfolio. As a result, on March 18, 2020, we closed out the entirety of our TBA hedge position.   In late March 2020, we instituted a temporary suspension of all lending activities believing it prudent to de-risk, protect liquidity and prepare for the potential of a prolonged global recession.  During March 2020, we began to sell assets, repay debt, and generate additional cash liquidity. As of March 31, 2020, our unrestricted cash was $80.2 million. Between April 1, 2020 and May 31, 2020, we sold approximately $469.0 million in mortgage loans, repaid approximately $490.0 million of associated warehouse borrowings, completed the sale of $4.1 billion in UPB of Freddie Mac MSRs and repaid the associated $15.0 million outstanding on the MSR borrowing facility in its entirety.  In July 2020, we sold the majority of the GNMA mortgage servicing for approximately $225 thousand receiving $163 thousand in proceeds upon sale. Additionally, we have right sized our warehouse borrowing capacity by electing to reduce the maximum borrowing capacity from $1.7 billion to $550.0 million and electing to reduce the warehouse counterparties from six to three.

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

In April 2020, Ginnie Mae announced they revised and expanded their issuer assistance program to provide financing to fund servicer advances through the Pass-Through Assistance Program (PTAP).  The PTAP funds advanced by Ginnie Mae bear interest at a fixed rate that will apply to a given months pass-through assistance and will be posted on Ginnie Mae’s website each month. The maturity date is the earlier of the seven months from the month the request and repayment agreement was approved, or July 30, 2021.  In May 2020, we were advanced $448 thousand in approved PTAP funds outstanding at an interest rate of 5.7%.  In July 2020, the outstanding PTAP funds were repaid.

In May 2015, we issued $25.0 million Convertible Promissory Notes (Convertible Notes). The Convertible Notes originally matured on or before May 9, 2020 and accrued interest at a rate of 7.5% per annum, paid quarterly. On April 15, 2020, we amended and restated the Convertible Notes to extend the maturity date by six months (until November 9, 2020) and to reduce the interest rate on such notes to 7.0% per annum (Amended Notes).  In connection with the issuance of the Amended Notes, we issued to the holders of the Amended Notes, warrants to purchase up to an aggregate of 212,649 shares of our common stock at a cash exercise price of $2.97 per share. The warrants are exercisable commencing on October 16, 2020 and expire on April 15, 2025. On October 28, 2020, we entered into agreements with certain holders of its Amended Notes due November 9, 2020 in the aggregate principal amount of $25.0 million to further extend the maturity date of the Amended Notes from November 9, 2020, by an additional 18-months to May 9, 2022 and to decrease the aggregate principal amount of the Amended Notes to $20.0 million, following the pay-down of $5.0 million in principal of the Amended Notes on November 9, 2020.  All other terms of the Amended Notes remain the same.

In May 2020, we completed the sale of $4.1 billion in UPB of Freddie Mac MSRs for approximately $20.1 million, receiving $15.0 million in proceeds upon sale, with the remaining due upon transfer of the servicing and transfer of all trailing documents. The Company used the $15.0 million in proceeds from the MSR sale to pay off the MSR financing.

In July 2020, we sold the majority of the GNMA mortgage servicing for approximately $225 thousand receiving $163 thousand in proceeds upon sale, with the remaining due upon transfer of the servicing and transfer of all trailing documents.

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

We believe that current cash balances, cash flows from our mortgage lending operations, real estate services fees generated from our long-term mortgage portfolio, availability on our warehouse lines of credit and residual interest cash flows from our long-term mortgage portfolio are adequate for our current operating needs based on the current operating environment. We believe the mortgage and real estate services market is volatile, highly competitive and subject to increased regulation. Competition in mortgage lending comes primarily from mortgage bankers, commercial banks, credit unions and other finance companies which operate in our market area as well as throughout the United States. We compete for loans principally on the basis of the interest rates and loan fees we charge, the types of loans we originate and the quality of services we provide to borrowers, brokers and sellers.  Additionally, performance of the long-term mortgage portfolio is subject to the current real estate market and economic conditions. Cash flows from our residual interests in securitizations are sensitive to delinquencies, defaults and credit losses associated with the securitized loans. Losses in excess of current estimates will reduce the residual interest cash receipts from our long-term mortgage portfolio.

While we continue to pay our obligations as they become due, the ability to continue to meet our current and long-term obligations is dependent upon many factors, particularly our ability to successfully operate our mortgage lending and real estate services segment and realize cash flows from the long-term mortgage portfolio. Our future financial performance and profitability are dependent in large part upon the ability to expand our mortgage lending platform successfully.

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

Financial Condition and Results of Operations

Financial Condition

As of September 30, 2020 compared to December 31, 2019

The following table shows the condensed consolidated balance sheets for the following periods:

(in thousands, except per share data)	September 30,	December 31,	$	%
	2020	2019	Change	Change
ASSETS
Cash	$55,439	$24,666	$30,773	125%
Restricted cash	5,744	12,466	(6,722)	(54)
Mortgage loans held-for-sale	147,294	782,143	(634,849)	(81)
Mortgage servicing rights	—	41,470	(41,470)	(100)
Securitized mortgage trust assets	2,206,953	2,634,746	(427,793)	(16)
Other assets	53,878	50,788	3,090	6
Total assets	$2,469,308	$3,546,279	$(1,076,971)	(30)%
LIABILITIES & EQUITY
Warehouse borrowings	$142,236	$701,563	$(559,327)	(80)%
Convertible notes	24,960	24,996	(36)	(0)
Long-term debt (Par value; $62,000)	42,835	45,434	(2,599)	(6)
Securitized mortgage trust liabilities	2,190,796	2,619,210	(428,414)	(16)
Repurchase reserve	7,204	8,969	(1,765)	(20)
Other liabilities	44,095	41,870	2,225	5
Total liabilities	2,452,126	3,442,042	(989,916)	(29)
Total equity	17,182	104,237	(87,055)	(84)
Total liabilities and stockholders’ equity	$2,469,308	$3,546,279	$(1,076,971)	(30)%

Book value per share	$0.81	$4.90	$(4.09)	(83)%
Tangible book value per share	$0.81	$4.90	$(4.09)	(83)%

At September 30, 2020, cash increased $30.8 million to $55.4 million from $24.7 million at December 31, 2019.  Cash balances increased primarily due a decrease in warehouse haircuts (difference between loan balance funded and amount advanced by warehouse lenders). Offsetting the increase in cash was the payment of operating expenses as well as an increase in unencumbered loans funded with our cash.

LHFS decreased $634.8 million to $147.3 million at September 30, 2020 as compared to $782.1 million at December 31, 2019.  The decrease primarily relates to our temporary suspension of lending activities during the second quarter of 2020.  During the nine months ended September 30, 2020, we had originations of $1.9 billion offset by $2.5 billion in loan sales. As a normal course of our origination and sales cycle, loans held-for-sale at the end of any period are generally sold within one or two subsequent months.

At September 30, 2020 we had no remaining MSRs as compared to $41.5 million at December 31, 2019. The decrease was due to $4.2 billion in UPB of MSR sales during the second and third quarters of 2020 as well as mark-to-market decreases in fair value of $22.0 million partially offset by additions of $1.8 million from servicing retained loan sales of $197.1 million in UPB.  At September 30, 2020 and December 31, 2019, we serviced $824 thousand and $4.9 billion, respectively, in UPB for others.

Warehouse borrowings decreased $559.3 million to $142.2 million at September 30, 2020 as compared to $701.6 million at December 31, 2019. The decrease was due to a $634.8 million decrease in LHFS at September 30, 2020. During the third quarter of 2020, we have right-sized our warehouse lending capacity reducing it by $1.1 billion to $550.0 million and reducing warehouse counterparties from six to three.

We had an MSR financing facility of $60.0 million.  This facility allowed us to borrow up to 60% of the fair market value of Freddie Mac and Ginnie Mae (subject to an acknowledgment agreement) pledged mortgage servicing rights. At September 30, 2020, we had no outstanding borrowings against the facility and had no available capacity for borrowing as a result of the sale of the FHLMC servicing in the second quarter of 2020.  In April 2020, Ginnie Mae announced they revised and expanded their issuer assistance program to provide financing to fund servicer advances through the PTAP.  We had withdrawn $448 thousand in PTAP funds in May 2020.  The outstanding PTAP assistance funds were repaid in July 2020, upon the sale of the GNMA MSRs.

Repurchase reserve decreased $1.8 million to $7.2 million at September 30, 2020 as compared to $9.0 million at December 31, 2019.  The decrease was due to $6.0 million in settlements primarily related to repurchased loans as well as refunds of premiums to investors for early payoffs on loans sold, partially offset by $4.3 million increase in change in provision for repurchases as a result of an increase in expected early payoffs and future losses.

Book value per share decreased 83%, or $4.09, to $0.81 at September 30, 2020 as compared to $4.90 at December 31, 2019. Book value per common share decreased 166% to ($1.63) as of September 30, 2020, as compared to $2.47 as of December 31, 2019 (inclusive of the remaining $51.8 million of liquidation preference on our preferred stock).  In the event we are not successful in appealing the Preferred B litigation, inclusive of the Preferred B stock cumulative undeclared dividends in arrears of $17.2 million, book value per common share was ($2.44) at September 30, 2020.

The changes in total assets and liabilities, at fair market value, are primarily attributable to decreases in our trust assets and trust liabilities as summarized below.

	September 30,	December 31,	$	%
	2020	2019	Change	Change
Securitized mortgage collateral	$2,205,394	$2,628,064	$(422,670)	(16)%
Real estate owned (REO)	1,559	6,682	(5,123)	(77)
Total trust assets (1)	2,206,953	2,634,746	(427,793)	(16)

Securitized mortgage borrowings	$2,190,796	$2,619,210	$(428,414)	(16)%
Total trust liabilities (1)	2,190,796	2,619,210	(428,414)	(16)
Residual interests in securitizations	$16,157	$15,536	$621	4%

(1)	At September 30, 2020, the UPB of trust assets and trust liabilities was approximately $2.6 billion and $2.5 billion, respectively. At December 31, 2019, the UPB of trust assets and trust liabilities was approximately $3.0 billion and $2.9 billion, respectively.

We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining specified overcollateralization levels and other specified parameters (such as maximum delinquency and cumulative default) within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of total trust assets and total trust liabilities, was $16.2 million at September 30, 2020 as compared to $15.5 million at December 31, 2019.

We update our collateral assumptions quarterly based on recent delinquency, default, prepayment and loss experience. Additionally, we update the forward interest rates and investor yield (discount rate) assumptions based on information derived from market participants. During the nine months ended September 30, 2020, actual losses were slightly elevated as compared to forecasted losses for the majority of trusts, including those with residual value.  Principal payments, prepayments and liquidations of securitized mortgage collateral and securitized mortgage borrowings also contributed to the reduction in trust assets and liabilities.  The increase in residual fair value at September 30, 2020 was the result of an increase in fair value of certain trusts as a result of excess spread and an increase in prepayments due to the current interest rate environment partially offset by an increase in loss assumptions for certain trusts.

●	The estimated fair value of securitized mortgage collateral decreased $422.7 million during the nine months ended September 30, 2020, primarily due to reductions in principal from borrower payments and transfers of loans to REO for single-family and multi-family collateral. Additionally, other trust assets decreased $5.1 million during the nine months ended September 30, 2020, primarily due to a decrease in REO from liquidations of $18.2 million. Partially offsetting the decrease was an increase of $8.1 million in REO from foreclosures and a $5.0 million increase in the net realizable value (NRV) of REO.

●	The estimated fair value of securitized mortgage borrowings decreased $428.4 million during the nine months ended September 30, 2020, primarily due to reductions in principal balances from principal payments during the period for single-family and multi-family collateral partially offset by an increase in loss assumptions.

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

The following table presents changes in the trust assets and trust liabilities for the nine months ended September 30, 2020:

	TRUST ASSETS			TRUST LIABILITIES
	Level 3 Recurring Fair
	Value Measurement			Level 3 Recurring Fair
		NRV (1)		Value Measurement
	Securitized	Real		Securitized	Net
	mortgage	estate	Total trust	mortgage	trust
	collateral	owned	assets	borrowings	assets
Recorded fair value at December 31, 2019	$2,628,064	$6,682	$2,634,746	$(2,619,210)	$15,536
Total gains/(losses) included in earnings:
Interest income	3,386	—	3,386	—	3,386
Interest expense	—	—	—	(52,129)	(52,129)
Change in FV of net trust assets, excluding REO (1)	(104,488)	—	(104,488)	94,933	(9,555)
Gains from REO – not at FV but at NRV (2)	—	4,959	4,959	—	4,959
Total (losses) gains included in earnings	(101,102)	4,959	(96,143)	42,804	(53,339)
Transfers in and/or out of level 3	—	—	—	—	—
Purchases, issuances and settlements	(321,568)	(10,082)	(331,650)	385,610	53,960
Recorded fair value at September 30, 2020	$2,205,394	$1,559	$2,206,953	$(2,190,796)	$16,157

(1)	Represents change in fair value of net trust assets, including trust REO gains in the consolidated statements of operations and comprehensive earnings (loss) for the nine months ended September 30, 2020.
(2)	Accounted for at net realizable value.

Inclusive of gains from REO, total trust assets above reflect a net loss of $99.5 million as a result of a decrease in fair value from securitized mortgage collateral of $104.5 million offset by gains from REO of $5.0 million. Net gains on trust liabilities were $94.9 million as a result of the decrease in fair value of securitized mortgage borrowings. As a result, other income—change in fair value of net trust assets, including trust REO gains (losses) decreased by $4.6 million for the nine months ended September 30, 2020.

The table below reflects the net trust assets as a percentage of total trust assets (residual interests in securitizations):

	September 30,	December 31,
	2020	2019
Net trust assets	$16,157	$15,536
Total trust assets	2,206,953	2,634,746
Net trust assets as a percentage of total trust assets	0.73%	0.59%

For the nine months ended September 30, 2020, the estimated fair value of the net trust assets increased as a percentage of total trust assets due to an increase in prepayments and prepayment assumptions and a decrease in forward LIBOR offset by an increase in losses and loss assumptions.

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

The following tables present the estimated fair value of our residual interests, by securitization vintage year, and other related assumptions used to derive these values at September 30, 2020 and December 31, 2019:

	Estimated Fair Value of Residual			Estimated Fair Value of Residual
	Interests by Vintage Year at			Interests by Vintage Year at
	September 30, 2020			December 31, 2019
Origination Year	SF	MF	Total	SF	MF	Total
2002-2003 (1)	$7,680	$536	$8,216	$8,075	$604	$8,679
2004	3,409	880	4,289	3,386	709	4,095
2005	21	27	48	—	88	88
2006	—	3,604	3,604	—	2,674	2,674
Total	$11,110	$5,047	$16,157	$11,461	$4,075	$15,536
Weighted avg. prepayment rate	11.2%	18.4%	11.6%	10.5%	11.4%	10.6%
Weighted avg. discount rate	18.1%	17.7%	18.0%	18.0%	17.2%	17.8%

(1)	2002-2003 vintage year includes CMO 2007-A, since the majority of the mortgages collateralized in this securitization were originated during this period.

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

The table below reflects the estimated future credit losses and investor yield requirements for trust assets by product (SF and MF) and securitization vintage at September 30, 2020:

	Estimated Future			Investor Yield
	Losses (1)			Requirement (2)
	SF	MF		SF	MF
2002-2003	10%	*	(3)	5%	9%
2004	8	*	(3)	5	5
2005	17	2		3	4
2006	15	*	(3)	5	5
2007	18	*	(3)	5	2

(1)	Estimated future losses derived by dividing future projected losses by UPB at September 30, 2020.
(2)	Investor yield requirements represent our estimate of the yield third-party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.
(3)	Represents less than 1%.

Long-Term Mortgage Portfolio Credit Quality

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days delinquent or greater, foreclosures and delinquent bankruptcies were $552.5 million, or 21.4%, of the long-term mortgage portfolio, at September 30, 2020 as compared to $511.3 million or 17.3% at December 31, 2019.

The following table summarizes the gross UPB of loans in our mortgage portfolio, included in securitized mortgage collateral and REO, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

	September 30,	Total	December 31,	Total
Securitized mortgage collateral	2020	Collateral	2019	Collateral
60 - 89 days delinquent	$59,218	2.3%	$88,553	3.0%
90 or more days delinquent	320,834	12.4	191,781	6.5
Foreclosures (1)	130,170	5.1	155,082	5.2
Delinquent bankruptcies (2)	42,290	1.6	75,880	2.6
Total 60 or more days delinquent	$552,512	21.4%	$511,296	17.3%
Total collateral	$2,582,545	100.0%	$2,964,654	100.0%

(1)	Represents properties in the process of foreclosure.
(2)	Represents bankruptcies that are 30 days or more delinquent.

At September 30, 2020, mortgage loans 60 or more days delinquent (whether or not subject to forbearance) increased 8.1% as compared to December 31, 2019.  Delinquency and forbearance is taken into account as part of our credit loss assumptions when determining the estimated fair value of our residual interests.  At September 30, 2020, residential loss assumptions for certain trusts increased as compared to June 30, 2020 and December 31, 2019.  To the extent delinquencies and loans in forbearance increase in deals with residual fair value, the estimated fair value of our residual interests may decrease due to a reduction or delay in the timing of estimated cash flows.

The following table summarizes the gross securitized mortgage collateral and REO at NRV, that were non-performing as of the dates indicated (excludes 60-89 days delinquent):

		Total		Total
	September 30,	Collateral	December 31,	Collateral
	2020	%	2019	%
90 or more days delinquent (including forbearances), foreclosures and delinquent bankruptcies	$493,294	19.1%	$422,743	14.3%
Real estate owned inside and outside trusts	1,711	0.1	6,834	0.2
Total non-performing assets	$495,005	19.2%	$429,577	14.5%

Non-performing assets consist of non-performing loans (mortgages that are 90 or more days delinquent, including loans in foreclosure and delinquent bankruptcies) plus REO. It is our policy to place a mortgage on nonaccrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. IFC, a subsidiary of IMH and master servicer, may be required to advance funds, or in most cases cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages. As of September 30, 2020, non-performing assets (UPB of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) as a percentage of the total collateral was 19.2%.  At December 31, 2019, non-performing assets to total collateral was 14.5%. Non-performing assets decreased by approximately $65.4 million at September 30, 2020 as compared to December 31, 2019. At September 30, 2020, the estimated fair value of non-performing assets (representing the fair value of loans 90 or more days delinquent, foreclosures and delinquent bankruptcies plus REO) was $160.8 million, or 6.5% of total assets. At December 31, 2019, the estimated fair value of non-performing assets was $158.4 million, or 4.5% of total assets.

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

For the three and nine months ended September 30, 2020, we recorded an increase of $1.8 million and $5.0 million in net realizable value of REO, respectively, compared to a decrease of $2.7 million and $3.8 million for the comparable 2019 periods.  Increases and decrease of the net realizable value reflect the change in value of the REO subsequent to foreclosure date, but prior to the date of sale.

The following table presents the balances of REO:

	September 30,	December 31,
	2020	2019
REO	$11,113	$21,195
Impairment (1)	(9,402)	(14,361)
Ending balance	$1,711	$6,834
REO inside trusts	$1,559	$6,682
REO outside trusts	152	152
Total	$1,711	$6,834

(1)	Impairment represents the cumulative write-downs of net realizable value subsequent to foreclosure.

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

Results of Operations

For the Three Months Ended September 30, 2020 compared to the Three Months Ended September 30, 2019

	For the Three Months Ended September 30,
			$	%
	2020	2019	Change	Change
Revenues	$19,478	$25,775	$(6,297)	(24)%
Expenses	(16,118)	(25,636)	9,518	37
Net interest income	720	2,490	(1,770)	(71)
Change in fair value of long-term debt	(1,127)	304	(1,431)	(471)
Change in fair value of net trust assets, including trust REO gains (losses)	(1,349)	(1,724)	375	22
Income tax (expense) benefit	(4)	230	(234)	102
Net earnings	$1,600	$1,439	$161	11%
Earnings per share available to common stockholders—basic	$0.08	$0.07	$0.01	11%
Earnings per share available to common stockholders—diluted	$0.08	$0.07	$0.01	11%

For the Nine Months Ended September 30, 2020 compared to the Nine Months Ended September 30, 2019

	For the Nine Months Ended September 30,
			$	%
	2020	2019	Change	Change
Revenues	$(28,090)	$60,257	$(88,347)	(147)%
Expenses	(61,349)	(69,540)	(8,191)	(12)
Net interest income	4,429	6,829	(2,400)	(35)
Change in fair value of long-term debt	3,701	958	2,743	286
Change in fair value of net trust assets, including trust REO losses	(4,596)	(5,866)	1,270	22
Income tax (expense) benefit	(55)	62	117	(189)
Net loss	$(85,960)	$(7,300)	$(94,808)	(1299)%
Loss per share available to common stockholders—basic	$(4.05)	$(0.34)	$(3.70)	(1074)%
Loss per share available to common stockholders—diluted	$(4.05)	$(0.34)	$(3.70)	(1074)%

For the Three Months Ended September 30, 2020 compared to the Three Months Ended September 30, 2019

Revenues

	For the Three Months Ended September 30,
			$	%
	2020	2019	Change	Change
Gain on sale of loans, net	$19,261	$31,073	$(11,812)	(38)%
Real estate services fees, net	332	921	(589)	(64)
Servicing (expense) fees, net	(125)	3,465	(3,590)	(104)
Loss on mortgage servicing rights, net	(133)	(9,755)	9,622	99
Other revenues	143	71	72	101
Total revenues	$19,478	$25,775	$(6,297)	(24)%

Gain on sale of loans, net.  For the three months ended September 30, 2020, gain on sale of loans, net was $19.3 million compared to $31.1 million in the comparable 2019 period. The $11.8 million decrease for the three months ended September 30, 2020 is primarily due to a $23.5 million decrease in gain on sale of loans, a $2.7 million decrease in mark-to-market gains, and a $223 thousand decrease of premiums from servicing retained loan sales.  Partially offsetting these decreases in gain on sale of loans was a $7.3 million increase in realized and unrealized net gains on derivative financial instruments, a $6.2 million decrease in direct loan origination expenses and a $1.2 million decrease in provision for repurchases for the three months ended September 30, 2020.

The significant reduction in gain on sale of loans, net was primarily due to a decrease in mortgage loans originated and sold as a result of our aforementioned temporary pause in lending during the second quarter of 2020.  For the three months ended September 30, 2020, we originated and sold $418.5 million and $303.1 million of loans, respectively, as compared to $1.6 billion and $1.0 billion of loans originated and sold, respectively, during the same period in 2019.  During the third quarter of 2020, margins increased to approximately 460 bps as compared to 190 bps for the same period in 2019.  The increase in margins was a result of the historically low mortgage interest rate environment during the third quarter of 2020 which led to wider gain on sale margins as compared to 2019.

Servicing (expense) fees, net.  For the three months ended September 30, 2020, servicing fees, net were an expense of $125 thousand compared to income of $3.5 million in the comparable 2019 period.  The decrease in servicing fees, net was due to the sale of $136.7 million in UPB of GNMA MSRS in the third quarter of 2020, coupled with the $4.1 billion in UPB of Freddie Mac MSRs in the second quarter of 2020.  In addition, the substantial decrease in mortgage interest rates during 2019 and through the third quarter of 2020 caused a significant increase in runoff of our mortgage servicing portfolio which combined with the servicing sale decreased the servicing portfolio average balance 99% to $275 thousand for the three months ended September 30, 2020 as compared to an average balance of $5.6 billion for the three months ended September 30, 2019.  The current quarter expense is primarily related to interim subservicing and other servicing costs related to the small UPB of remaining servicing portfolio. During the three months ended September 30, 2020, we had no servicing retained loan sales.

Loss on mortgage servicing rights, net

	For the Three Months Ended September 30,
			$	%
	2020	2019	Change	Change
Loss on sale of mortgage servicing rights	$(115)	$—	$(115)	n/a	%
Changes in fair value:
Due to changes in valuation market rates, inputs or assumptions	—	(5,264)	5,264	100
Other changes in fair value:
Scheduled principal prepayments	—	(471)	471	100
Voluntary prepayments	(18)	(4,020)	4,002	100
Total changes in fair value	$(18)	$(9,755)	$9,737	100

Loss on mortgage servicing rights, net	$(133)	$(9,755)	$9,622	99%

For the three months ended September 30, 2020, loss on sale of MSRs, net was $133 thousand compared to a loss of $9.8 million in the comparable 2019 period.  As previously discussed, in the third quarter of 2020, we sold $136.7 million in UPB of GNMA MSRs and recorded a $128 thousand loss on the sale of MSRs slightly offset by a reduction in expenses associated with the previous Freddie Mac servicing sale.  Additionally, for the three months ended September 30, 2020, we recorded a $18 thousand loss from a change in fair value of MSRs primarily due to changes in fair value associated with changes in voluntary prepayments as a result of the current interest rate environment.

Real estate services fees, net.  For the three months ended September 30, 2020, real estate services fees, net were $332 thousand as compared to $921 thousand in the comparable 2019 period. The $589 thousand decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio.

For the Nine Months Ended September 30, 2020 compared to the Nine Months Ended September 30, 2019

	For the Nine Months Ended September 30,
			$	%
	2020	2019	Change	Change
(Loss) gain on sale of loans, net	$(7,451)	$72,759	$(80,210)	(110)%
Servicing fees, net	3,733	9,970	(6,237)	(63)
Real estate services fees, net	1,018	2,534	(1,516)	(60)
Loss on mortgage servicing rights, net	(26,885)	(25,264)	(1,621)	(6)
Other revenues	1,495	258	1,237	479
Total revenues	$(28,090)	$60,257	$(88,347)	(147)%

(Loss) gain on sale of loans, net.  For the nine months ended September 30, 2020, (loss) gain on sale of loans, net was a loss of $7.5 million compared to a gain of $72.8 million in the comparable 2019 period. The $80.2 million decrease for the nine months ended September 30, 2020, is primarily due to the aforementioned temporary pause in lending during the second quarter of 2020.  The decrease in gain on sale of loans, net was most notably due to a $39.3 million decrease in gain on sale of loans, a $34.2 million increase in mark-to-market losses on LHFS, a $10.3 million increase in realized and unrealized net losses on derivative financial instruments and a $658 thousand increase in provision for repurchases.

As previously discussed, for the nine months ended September 30, 2020, the predominance of our loss was due to the substantial remarking of our NonQM loan portfolio held-for-sale as a result of spreads widening substantially on credit assets due to potential pandemic related payment delinquencies and forbearances, causing a severe decline in the values assigned by counterparties for NonQM assets, which resulted in a significant loss on sale of loans, net. For the nine months ended September 30, 2020, we originated and sold $1.9 billion and $2.5 billion of loans, respectively, as compared to $3.0 billion and $2.4 billion of loans originated and sold, respectively, during the same period in 2019.

Servicing fees, net.  For the nine months ended September 30, 2020, servicing fees, net were $3.7 million compared to $10.0 million in the comparable 2019 period.  The decrease in servicing fees, net was the result of the sale of $4.2 billion in UPB of Freddie Mac and GNMA MSRs in the second and third quarters of 2020.  In addition, the substantial decrease in mortgage interest rates during 2019 and through the third quarter of 2020 caused a significant increase in runoff of our mortgage servicing portfolio which combined with the servicing sale decreased the servicing portfolio average balance 64% to $2.2 billion for the nine months ended September 30, 2020 as compared to an average balance of $6.0 billion for the comparable period in 2019.  During the nine months ended September 30, 2020, we had $197.1 million in servicing retained loan sales.

Loss on mortgage servicing rights, net

	For the Nine Months Ended September 30,
			$	%
	2020	2019	Change	Change
(Loss) gain on sale of mortgage servicing rights	$(4,925)	$864	$(5,789)	(670)%
Changes in fair value:
Due to changes in valuation market rates, inputs or assumptions	(17,683)	(16,717)	(966)	(6)
Other changes in fair value:
Scheduled principal prepayments	(497)	(1,974)	1,477	75
Voluntary prepayments	(3,780)	(7,437)	3,657	49
Total changes in fair value	$(21,960)	$(26,128)	$4,168	16

Loss on mortgage servicing rights, net	$(26,885)	$(25,264)	$(1,621)	(6)%

For the nine months ended September 30, 2020, loss on MSRs, net was $26.9 million compared to a loss of $25.3 million in the comparable 2019 period.  For the nine months ended September 30, 2020, we recorded a $22.0 million loss from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market rates, inputs and assumptions as well as voluntary and scheduled prepayments.  As a result of the aforementioned decrease in interest rates during 2019 and through the third quarter of 2020, $21.5 million of the $22.0 million change in fair value of MSRs was due to prepayments, with $17.7 million primarily due to an increase in prepayment speed assumptions and $3.8 million due to voluntary prepayments.

Real estate services fees, net.  For the nine months ended September 30, 2020, real estate services fees, net were $1.0 million as compared to $2.5 million in the comparable 2019 period. The $1.5 million decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio.

Other revenues. For the nine months ended September 30, 2020, other revenues were $1.5 million as compared to $258 thousand in the comparable 2019 period. The $1.2 million increase was the result of the increase in the cash surrender value associated with the corporate-owned life insurance trusts as a result of the payment of premiums.

For the Three Months Ended September 30, 2020 compared to the Three Months Ended September 30, 2019

Expenses

	For the Three Months Ended September 30,
			$	%
	2020	2019	Change	Change
Personnel expense	$11,186	$18,725	$(7,539)	(40)%
General, administrative and other	4,828	5,619	(791)	(14)
Business promotion	104	1,292	(1,188)	(92)
Total expenses	$16,118	$25,636	$(9,518)	(37)%

Total expenses decreased by $9.5 million, or 37%, to $16.1 million for the three months ended September 30, 2020, compared to $25.6 million for the comparable period in 2019.  Personnel expense decreased by $7.5 million to $11.2 million for the three months ended September 30, 2020 as compared to the same period in 2019.  The decrease is primarily related to the aforementioned temporary pause in lending during the three months ended June 30, 2020.  In mid-March, we undertook a series of actions to help ensure the safety and productivity of our employees and help prevent the spread of COVID-19 among our workforce.  Substantially all of our employees have been working remotely since March 16, 2020.  As a result of the temporary pause in lending, we furloughed a significant amount of our workforce, which resulted in average headcount decreasing 41% for the three months ended September 30, 2020 as compared to the same period in 2019.  Although personnel expense decreased during the three months ended September 30, 2020, it increased to 267 bps of fundings as compared to 114 bps for the comparable 2019 period.  The increase is the result of competition for talent, which  has continued to be a binding constraint not only for us as we re-engage in lending, but also industry wide.

Business promotion expense decreased $1.2 million to $104 thousand for the three months ended September 30, 2020 as compared to $1.3 million for the same period in the prior year.  Business promotion expense decreased as a result of the aforementioned temporary pause in lending during the three months ended June 30, 2020.  As we have reengaged lending, business promotion has remained low as compared to prior periods as a result of the current interest rate environment which requires significantly less business promotion to source leads.  We intend to continue to source leads through digital campaigns, which allow for a more cost effective approach, increasing the ability to be more price and product competitive to more specific target geographies.

General, administrative and other expenses decreased to $4.8 million for the three months ended September 30, 2020, compared to $5.6 million for the same period in 2019.  The decrease was primarily related to: (1) $242 thousand decrease in data processing as compared to the third quarter of 2019 as a result of the reduction in origination volume; (2) occupancy expense decreased $154 thousand as compared to the third quarter of 2019 as a result of the consolidation of one floor of our corporate office in the first quarter of 2020; and (3) general, administrative and other expenses as well as  legal and professional fees decreased $311 thousand and $84 thousand, respectively, as a result of the reduction in origination volume due to our temporary pause in lending as compared to the third quarter of 2019.

For the Nine Months Ended September 30, 2020 compared to the Nine Months Ended September 30, 2019

	For the Nine Months Ended September 30,
			$	%
	2020	2019	Change	Change
Personnel expense	$39,624	$47,186	$(7,562)	(16)%
General, administrative and other	18,418	16,126	2,292	14
Business promotion	3,307	6,228	(2,921)	(47)
Total expenses	$61,349	$69,540	$(8,191)	(12)%

Total expenses decreased by $8.2 million, or 12%, to $61.3 million for the nine months ended September 30, 2020, compared to $69.5 million for the comparable period in 2019.  Personnel expense decreased $7.6 million to $39.6 million for the nine months ended September 30, 2020 as compared to the same period in 2019.  The decrease is primarily related to the temporary pause in lending during the three months ended June 30, 2020, which decreased originations and related employee commission expense during the nine months ended September 30, 2020, as compared to the comparable period in 2019, partially offset by the aforementioned furlough during the second quarter of 2020.  Although personnel expense decreased during the nine months ended September 30, 2020, it increased to 205 bps of fundings as compared to 155 bps for the comparable 2019 period.  The increase is the result of competition for talent, which  has continued to be a binding constraint not only for us as we re-engage in lending, but also industry wide. As a result of the temporary pause in lending, and resulting furlough during the second quarter of 2020, average headcount decreased 18% for the nine months ended September 30, 2020 as compared to the same period in 2019.

Business promotion decreased $2.9 million to $3.3 million for the nine months ended September 30, 2020 as compared to $6.2 million for the same period in the prior year.  Business promotion decreased as a result of the aforementioned temporary pause in lending during the three months ended June 30, 2020.  As we have reengaged lending, business promotion has remained low as compared to prior periods as a result of the current interest rate environment which requires significantly less business promotion to source leads.  We intend to continue to source leads through digital campaigns, which allow for a more cost effective approach, increasing the ability to be more price and product competitive to more specific target geographies.

General, administrative and other expenses increased to $18.4 million for the nine months ended September 30, 2020, compared to $16.1 million for the same period in 2019.  The increase was partially related to a $1.4 million increase in premiums associated with the corporate-owned life insurance trusts liability as compared to the same period in 2019.  The increase in general, administrative and other expenses was also due to a $407 thousand increase in occupancy expense primarily due to right of use (ROU) asset impairment as well as additional leased space as compared to 2019.  In August 2019, we entered into an agreement to lease additional office space in our corporate office to accommodate the staffing increase during the third quarter of 2019.  During the first quarter of 2020, as a result of the pandemic and subsequent reduction in lending activities, we consolidated one floor of our corporate office and recognized ROU asset impairment of $393 thousand for the additional space leased in August 2019.  Additionally, legal and professional fees increased $940 thousand as a result of exploring alternative exit strategies for our NonQM loan portfolio held-for-sale during the nine months ended September 30, 2020.  Offsetting these increases in expenses outlined above was a reduction in all other general, administrative and other expenses as a result of the reduction in origination volume due to our temporary pause in lending as compared to the same period in 2019.

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

	For the Three Months Ended September 30,
	2020			2019
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$2,215,408	$25,387	4.58%	$2,852,052	$30,814	4.32%
Mortgage loans held-for-sale	72,441	563	3.11	715,217	8,506	4.76
Other	46,355	15	0.13	32,221	172	2.14
Total interest-earning assets	$2,334,204	$25,965	4.45%	$3,599,490	$39,492	4.39%
LIABILITIES
Securitized mortgage borrowings	$2,202,329	$23,138	4.20	$2,846,514	$28,235	3.97%
Warehouse borrowings	50,442	426	3.38	671,625	7,205	4.29
MSR financing facilities	73	1	5.48	359	4	4.46
Long-term debt	42,323	908	8.58	43,743	1,086	9.93
Convertible notes	24,880	558	8.97	24,991	472	7.55
Other	12,303	214	6.96	—	—	—
Total interest-bearing liabilities	$2,332,350	$25,245	4.33%	$3,587,232	$37,002	4.13%
Net interest spread (1)		$720	0.12%		$2,490	0.26%
Net interest margin (2)			0.12%			0.28%

(1)	Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.
(2)	Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest spread income decreased $1.8 million for the three months ended September 30, 2020 primarily attributable to a decrease in the net interest spread between loans held-for-sale and their related warehouse borrowings, a decrease in the net interest spread on the securitized mortgage collateral and securitized mortgage borrowings, an increase in interest expense on the corporate owned life insurance trusts (within other liabilities) and an  increase in interest expense on the convertible notes.  Partially offsetting the decrease in net interest spread income was a decrease in interest expense on the long-term debt. As a result, the net interest margin decreased to 0.12% for the three months ended September 30, 2020 from 0.28% for the three months ended September 30, 2019.

During the three months ended September 30, 2020, the yield on interest-earning assets increased to 4.45% from 4.39% in the comparable 2019 period. The yield on interest-bearing liabilities increased to 4.33% for the three months ended September 30, 2020 from 4.13% for the comparable 2019 period.  In connection with the fair value accounting for securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense are recognized using effective yields based on estimated fair values for these instruments. The increase in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to a decrease in prices which resulted in an increase in yield as compared to the previous period.

	For the Nine Months Ended September 30,
	2020			2019
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$2,326,923	$87,034	4.99%	$2,978,974	$107,466	4.81%
Mortgage loans held-for-sale	316,394	10,758	4.53	502,403	19,882	5.28
Other	49,877	101	0.27	30,890	459	1.98
Total interest-earning assets	$2,693,194	$97,893	4.85%	$3,512,267	$127,807	4.85%
LIABILITIES
Securitized mortgage borrowings	$2,315,519	$80,420	4.63%	$2,973,245	$100,722	4.52%
Warehouse borrowings	286,938	8,188	3.80	453,228	15,507	4.56
MSR financing facilities	4,037	119	3.93	121	10	11.02
Long-term debt	42,428	2,896	9.10	44,226	3,323	10.02
Convertible notes	24,958	1,554	8.30	24,988	1,415	7.55
Other	7,749	287	4.94	23	1	5.80
Total interest-bearing liabilities	$2,681,629	$93,464	4.65%	$3,495,831	$120,978	4.61%
Net interest spread (1)		$4,429	0.20%		$6,829	0.24%
Net interest margin (2)			0.22%			0.26%

(1)	Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.
(2)	Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest spread income decreased $2.4 million for the nine months ended September 30, 2020 primarily attributable to a decrease in the net interest spread between loans held-for-sale and their related warehouse borrowings, an increase in interest expense on the corporate owned life insurance trusts (within other liabilities), an increase in interest expense on MSR financing and convertible notes and a decrease in the net interest spread on the securitized mortgage collateral and securitized mortgage borrowings.  Offsetting the decrease in net interest spread income was a decrease in interest expense on the long-term debt.  As a result, the net interest margin decreased to 0.22% for the nine months ended September 30, 2020 from 0.26% for the nine months ended September 30, 2019.

During the nine months ended September 30, 2020, the yield on interest-earning assets was flat at 4.85% as compared to 2019. The yield on interest-bearing liabilities increased to 4.65% for the  nine months ended September 30, 2020 from 4.61% for the comparable 2019 period.  In connection with the fair value accounting for securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense are recognized using effective yields based on estimated fair values for these instruments. The increase in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to a decrease in prices which resulted in an increase in yield as compared to the previous period.

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

During the three months ended September 30, 2020, the fair value of the long-term debt increased $1.0 million to $42.8 million from $41.8 million at June 30, 2020.  The increase in estimated fair value was the result of a $1.1 million change in the market specific credit risk as a result of an increase in the forward LIBOR curve as compared to the second quarter of 2020, as well as a $259 thousand increase due to accretion partially offset by a reduction of $362 thousand change in the instrument specific credit risk.  During the nine months ended September 30, 2020, the fair value of long-term debt decreased by $2.6 million to $42.8 million from $45.4 million at December 31, 2019.  The decrease in estimated fair value was the result of a $3.7 million change in the market specific credit risk as a result of a decrease in the forward

LIBOR curve as compared to the fourth quarter of 2019 partially offset by an $525 thousand change in the instrument specific credit risk and a $577 thousand increase due to accretion.

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

Change in fair value of net trust assets, including trust REO losses

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Change in fair value of net trust assets, excluding REO	$(3,143)	$1,025	$(9,555)	$(2,018)
Gains (losses) from REO	1,794	(2,749)	4,959	(3,848)
Change in fair value of net trust assets, including trust REO gains (losses)	$(1,349)	$(1,724)	$(4,596)	$(5,866)

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $1.3 million for the three months ended September 30, 2020.  The change in fair value of net trust assets, excluding REO was due to $3.1 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral as a result of increases in loss assumptions on certain trusts during the period partially offset by a decrease in forward LIBOR as compared to the prior period. Additionally, the NRV of REO increased $1.8 million during the period attributed to lower expected loss severities on properties within certain states held in the long-term mortgage portfolio during the period.

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

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $4.6 million for the nine months ended September 30, 2020.  The change in fair value of net trust assets, excluding REO was due to $9.6 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral as a result of increases in loss assumptions on certain trusts during the period partially offset by a decrease in forward LIBOR as compared to the prior period. These losses were partially offset by an increase in the NRV of REO of  $5.0 million during the period attributed to lower expected loss severities on properties within certain states held in the long-term mortgage portfolio during the period.

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

Income Taxes

We recorded income tax expense of $4 thousand and $55 thousand for the three and nine months ended September 30, 2020, respectively. Tax expense for the three and nine months ended September 30, 2020 is primarily the result of state income taxes from states where we do not have net operating loss carryforwards or state minimum taxes.  We recorded income tax benefit of $230 thousand and $62 thousand for the three and nine months ended September 30, 2019, respectively.  Tax benefit for the three and nine months ended September 30, 2019 is primarily the result of a benefit resulting from the intraperiod allocation rules that are applied when there is a pre-tax loss from continuing operations and pre-tax income from other comprehensive income partially offset by state taxes from states where the Company does not have not operating loss carryforwards or state minimum taxes.

As of December 31, 2019, we had estimated federal net operating loss (NOL) carryforwards of approximately $560.9 million. Federal NOL carryforwards begin to expire in 2027.  As of December 31, 2019, we had estimated California NOL carryforwards of approximately $379.1 million, which begin to expire in 2028.  We may not be able to realize the maximum benefit due to the nature and tax entities that hold the NOLs.

Results of Operations by Business Segment

We have three primary operating segments: Mortgage Lending, Long-Term Mortgage Portfolio and Real Estate Services. Unallocated corporate and other administrative costs, including the cost associated with being a public company, are presented in Corporate. Segment operating results are as follows:

Mortgage Lending

	For the Three Months Ended September 30,
			$	%
	2020	2019	Change	Change
Gain on sale of loans, net	$19,261	$31,073	$(11,812)	(38)%
Servicing (expense) fees, net	(125)	3,465	(3,590)	(104)
Loss on mortgage servicing rights, net	(133)	(9,755)	9,622	99
Total revenues	19,003	24,783	(5,780)	(23)

Other income	283	1,445	(1,162)	(80)

Personnel expense	(9,430)	(17,485)	8,055	46
Business promotion	(104)	(1,284)	1,180	92
General, administrative and other	(1,750)	(3,013)	1,263	42
Earnings before income taxes	$8,002	$4,446	$3,556	80%

For the three months ended September 30, 2020, gain on sale of loans, net was $19.3 million compared to $31.1 million in the comparable 2019 period. The $11.8 million decrease for the three months ended September 30, 2020 is primarily due to a $23.5 million decrease in gain on sale of loans, a $2.7 million decrease in mark-to-market gains, and a $223 thousand decrease of premiums from servicing retained loan sales.  Partially offsetting these decreases in gain on sale of loans was a $7.3 million increase in realized and unrealized net gains on derivative financial instruments, a $6.2 million decrease in direct loan origination expenses and a $1.2 million decrease in provision for repurchases for the three months ended September 30, 2020.

The significant reduction in gain on sale of loans, net was primarily due to a decrease in mortgage loans originated and sold as a result of our aforementioned temporary pause in lending during the second quarter of 2020.  For the three months ended September 30, 2020, we originated and sold $418.5 million and $303.1 million of loans, respectively, as compared to $1.6 billion and $1.0 billion of loans originated and sold, respectively, during the same period in 2019.  During the third quarter of 2020, margins increased to approximately 460 bps as compared to 190 bps for the same period in 2019.

The increase in margins was a result of the historically low mortgage interest rate environment during the third quarter of 2020 which led to wider gain on sale margins as compared to 2019.

For the three months ended September 30, 2020, servicing fees, net were an expense of $125 thousand compared to income of $3.5 million in the comparable 2019 period.  The decrease in servicing fees, net was due to the sale of $136.7 million in UPB of GNMA MSRS in the third quarter of 2020, coupled with the $4.1 billion sale of UPB of Freddie Mac MSRs in the second quarter of 2020.  In addition, the substantial decrease in mortgage interest rates during 2019 and through the third quarter of 2020 caused a significant increase in runoff of our mortgage servicing portfolio which combined with the servicing sales decreased the servicing portfolio average balance 99% to $275 thousand for the three months ended September 30, 2020 as compared to an average balance of $5.6 billion for the three months ended September 30, 2019.  The current quarter expense is primarily related to interim subservicing and other servicing costs related to the small UPB of remaining servicing portfolio. During the three months ended September 30, 2020, we had no servicing retained loan sales.

For the three months ended September 30, 2020, loss on sale of MSRs, net was $133 thousand compared to a loss of $9.8 million in the comparable 2019 period.  As previously discussed, in the third quarter of 2020, we sold $136.7 million in UPB of GNMA MSRs and recorded a $128 thousand loss on the sale of MSRs slightly offset by a reduction in expenses associated with the previous Freddie Mac servicing sale.  Additionally, for the three months ended September 30, 2020, we recorded a $18 thousand loss from a change in fair value of MSRs primarily due to changes in fair value associated with changes in voluntary prepayments as a result of the current interest rate environment.

For the three months ended September 30, 2020, other income decreased to $283 thousand as compared to $1.4 million in the comparable 2019 period. The $1.2 million decrease in other income was primarily due to a $1.2 million decrease in net interest spread between loans held-for-sale and their related warehouse borrowings during the third quarter of 2020 primarily due to the historically low mortgage interest rate environment as well as our temporary pause in lending during the second quarter.

Personnel expense decreased $8.1 million to $9.4 million for the three months ended September 30, 2020 as compared to the same period in 2019.  The decrease is primarily related to the aforementioned temporary pause in lending during the three months ended June 30, 2020.  As a result of the temporary pause in lending, we furloughed a significant amount of our workforce, which resulted in average headcount decreasing 46% in the mortgage lending segment for the three months ended September 30, 2020 as compared to the same period in 2019.  Although personnel expense decreased during the three months ended September 30, 2020, it increased to 225 bps of fundings as compared to 107 bps for the comparable 2019 period.  The increase is the result of competition for talent, which  has continued to be a binding constraint not only for us as we re-engage in lending, but also industry wide.

Business promotion expense decreased $1.2 million to $104 thousand for the three months ended September 30, 2020 as compared to $1.3 million for the same period in the prior year.  Business promotion expense decreased as a result of the aforementioned temporary pause in lending during the three months ended June 30, 2020.  As we have reengaged lending, business promotion has remained low as compared to prior periods as a result of the current interest rate environment which requires significantly less business promotion to source leads.  We will continue to source leads through digital campaigns, which allow for a more cost effective approach, increasing the ability to be more price and product competitive to more specific target geographies.

General, administrative and other expenses decreased to $1.8 million for the three months ended September 30, 2020, compared to $3.0 million for the same period in 2019.  The decrease was related to: (1) $241 thousand decrease in data processing as compared to the third quarter of 2019 as a result of the reduction in origination volume;  (2) occupancy expense decreased $364 thousand as compared to the third quarter of 2019 as a result of the temporary pause in lending and consolidation of one floor of our corporate office in the first quarter of 2020; and (3) general, administrative and other expenses as well as  legal and professional fees decreased $529 thousand and $129 thousand, respectively, as a result of the reduction in origination volume due to our temporary pause in lending as compared to the third quarter of 2019.

	For the Nine Months Ended September 30,
			$	%
	2020	2019	Change	Change
(Loss) gain on sale of loans, net	$(7,451)	$72,759	$(80,210)	(110)%
Servicing fees, net	3,733	9,970	(6,237)	(63)
Loss on mortgage servicing rights, net	(26,885)	(25,264)	(1,621)	(6)
Total revenues	(30,603)	57,465	(88,068)	(153)

Other income	2,672	4,801	(2,129)	(44)

Personnel expense	(33,564)	(42,321)	8,757	21
Business promotion	(3,301)	(6,193)	2,892	47
General, administrative and other	(7,726)	(8,224)	498	6
(Loss) earnings before income taxes	$(72,522)	$5,528	$(78,050)	(1,412)%

For the nine months ended September 30, 2020, (loss) gain on sale of loans, net was a loss of ($7.5) million compared to a gain of $72.8 million in the comparable 2019 period. The $80.2 million decrease for the nine months ended September 30, 2020, is primarily due to the aforementioned temporary pause in lending during the second quarter of 2020.  The decrease in (loss) gain on sale of loans, net was most notably due to a $39.3 million decrease in  gain on sale of loans, a $34.2 million increase in mark-to-market losses on LHFS, a $10.3 million increase in realized and unrealized net losses on derivative financial instruments and a $658 thousand increase in provision for repurchases.

As previously discussed, for the nine months ended September 30, 2020, the predominance of our loss on sale of loans, net was due to the substantial remarking of our NonQM loan portfolio held-for-sale as a result of spreads widening substantially on credit assets due to potential pandemic related payment delinquencies and forbearances, causing a severe decline in the values assigned by counterparties for NonQM assets, which resulted in a significant loss on sale of loans, net. For the nine months ended September 30, 2020, we originated and sold $1.9 billion and $2.5 billion of loans, respectively, as compared to $3.0 billion and $2.4 billion of loans originated and sold, respectively, during the same period in 2019.

For the nine months ended September 30, 2020, servicing fees, net were $3.7 million compared to $10.0 million in the comparable 2019 period.  The decrease in servicing fees, net was the result of the sale of $4.2 billion in UPB of Freddie Mac and GNMA MSRs in the second and third quarters of 2020.  In addition, the substantial decrease in mortgage interest rates during 2019 and through the third quarter of 2020 caused a significant increase in runoff of our mortgage servicing portfolio which combined with the servicing sale decreased the servicing portfolio average balance 64% to $2.2 billion for the nine months ended September 30, 2020 as compared to an average balance of $6.0 billion for the comparable period in 2019.  During the nine months ended September 30, 2020, we had $197.1 million in servicing retained loan sales.

For the nine months ended September 30, 2020, loss on MSRs, net was $26.9 million compared to a loss of $25.3 million in the comparable 2019 period.  For the nine months ended September 30, 2020, we recorded a $22.0 million loss from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market rates, inputs and assumptions as well as voluntary and scheduled prepayments.  As a result of the aforementioned decrease in interest rates during 2019 and through the third quarter of 2020, $21.5 million of the $22.0 million change in fair value of MSRs was due to prepayments, with $17.7 million primarily due to an increase in prepayment speed assumptions and $3.8 million due to voluntary prepayments.

For the nine months ended September 30, 2020, other income decreased to $2.7 million as compared to $4.8 million in the comparable 2019 period. The $2.1 million decrease in other income was primarily due to a $1.8 million decrease net interest spread between loans held-for-sale and their related warehouse borrowings during the nine months ended September 30, 2020 as compared to the comparable period in 2019. The decrease in other income was also attributable to a $162 thousand decrease in interest income on mortgage-backed securities purchased and sold during 2020,  a $153 thousand decrease on invested cash balances and a $109 thousand increase in interest expense related to an increase in the utilization of the MSR financing facilities during the quarter.

Personnel expense decreased $8.8 million to $33.6 million for the nine months ended September 30, 2020 as compared to the same period in 2019.  The decrease is primarily related to the temporary pause in lending during the three months ended June 30, 2020, which decreased originations and related employee commission expense during the nine months ended September 30, 2020, as compared to the comparable period in 2019, partially offset by the aforementioned furlough during the second quarter of 2020.  Although personnel expense decreased during the nine months ended September 30, 2020, it increased to 173 bps of fundings as compared to 139 bps for the comparable 2019 period.  As a result of the temporary pause in lending, and resulting furlough during the second quarter of 2020, average headcount decreased 23% in the mortgage lending segment for the nine months ended September 30, 2020 as compared to the same period in 2019. The increase is the result of competition for talent, which  has continued to be a binding constraint not only for us as we re-engage in lending, but also industry wide.

Business promotion expense decreased $2.9 million to $3.3 million for the nine months ended September 30, 2020 as compared to $6.2 million for the same period in the prior year.  Business promotion expense decreased as a result of the aforementioned temporary pause in lending during the three months ended June 30, 2020.  As we have reengaged lending, business promotion has remained low as compared to prior periods as a result of the current interest rate environment which requires significantly less business promotion to source leads.  We will continue to source leads through digital campaigns, which allow for a more cost effective approach, increasing the ability to be more price and product competitive to more specific target geographies.

General, administrative and other expenses decreased to $7.7 million for the nine months ended September 30, 2020, compared to $8.2 million for the same period in 2019.  The increase was partially related to ROU asset impairment as well as additional leased space as compared to the third quarter of 2019.  In August 2019, we entered into an agreement to lease additional office space in our corporate office to accommodate the staffing increase during the third quarter of 2019.  During the first quarter of 2020, as a result of the pandemic and subsequent reduction in lending activities, we consolidated one floor of our corporate office and recognized ROU asset impairment of $393 thousand for the additional space leased in August 2019.  The increase was also due to a $185 thousand increase in legal and professional fees as a result of exploring alternative exit strategies for our NonQM position during our temporary suspension of lending activities.  Partially offsetting the increases in expenses outlined above was a reduction in all other general, administrative and other expenses as a result of the reduction in origination volume due to our temporary pause in lending as compared to the same period in 2019.

Long-Term Mortgage Portfolio

	For the Three Months Ended September 30,
			$	%
	2020	2019	Change	Change
Other revenue	$35	$68	$(33)	(49)%

Personnel expense	(35)	(28)	(7)	(25)
General, administrative and other	(102)	(103)	1	1
Total expenses	(137)	(131)	(6)	(5)

Net interest income	1,341	1,493	(152)	(10)
Change in fair value of long-term debt	(1,127)	304	(1,431)	(471)
Change in fair value of net trust assets, including trust REO gains (losses)	(1,349)	(1,724)	375	22
Total other (expense) income	(1,135)	73	(1,208)	(1,655)
(Loss) earnings before income taxes	$(1,237)	$10	$(1,247)	(12,470)%

For the three months ended September 30, 2020, net interest income was $1.3 million as compared to $1.5 million for 2019. Net interest decreased slightly for the three months ended September 30, 2020 primarily attributable to a $330 thousand decrease in net interest spread on the long-term mortgage portfolio offset by a $178 thousand decrease in interest expense on the long-term debt associated with a decrease in three-month LIBOR as compared to the same period in 2019.

During the three months ended September 30, 2020, the fair value of the long-term debt increased $1.0 million to $42.8 million from $41.8 million at June 30, 2020.  The increase in estimated fair value was the result of a $1.1 million change in the market specific credit risk as a result of an increase in the forward LIBOR curve as compared to the second quarter of 2020, as well as a $259 thousand increase due to accretion partially offset by a reduction of $362 thousand change in the instrument specific credit risk.

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $1.3 million for the three months ended September 30, 2020.  The change in fair value of net trust assets, excluding REO was due to $3.1 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral as a result of increases in loss assumptions on certain trusts during the period partially offset by a decrease in forward LIBOR as compared to the prior period. Additionally, the NRV of REO increased $1.8 million during the period attributed to lower expected loss severities on properties within certain states held in the long-term mortgage portfolio during the period.

	For the Nine Months Ended September 30,
			$	%
	2020	2019	Change	Change
Other revenue	$107	$166	$(59)	(36)%

Personnel expense	(104)	(94)	(10)	(11)
General, administrative and other	(382)	(287)	(95)	(33)
Total expenses	(486)	(381)	(105)	(28)

Net interest income	3,717	3,421	296	9
Change in fair value of long-term debt	3,701	958	2,743	286
Change in fair value of net trust assets, including trust REO gains (losses)	(4,596)	(5,866)	1,270	22
Total other income (expense)	2,822	(1,487)	4,309	290
Earnings (loss) before income taxes	$2,443	$(1,702)	$4,145	244%

For the nine months ended September 30, 2020, net interest income totaled $3.7 million as compared to $3.4 million for the comparable 2019 period. Net interest income increased $296 thousand for the nine months ended September 30, 2020 primarily attributable to a $426 thousand decrease in interest expense on the long-term debt associated with an decrease in three-month LIBOR as compared to the same period in 2019 partially offset by a $130 thousand decrease in net interest spread on the long-term mortgage portfolio.

During the nine months ended September 30, 2020, the fair value of long-term debt decreased by $2.6 million to $42.8 million from $45.4 million at December 31, 2019.  The decrease in estimated fair value was the result of a $3.7 million change in the market specific credit risk as a result of a decrease in the forward LIBOR curve as compared to the fourth quarter of 2019 partially offset by an $525 thousand change in the instrument specific credit risk and a $577 thousand increase due to accretion.

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $4.6 million for the nine months ended September 30, 2020.  The change in fair value of net trust assets, excluding REO was due to $9.6 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral as a result of increases in loss assumptions on certain trusts during the period partially offset by a decrease in forward LIBOR as compared to the prior period. The losses were partially offset by an increase in NRV of REO of $5.0 million during the period attributed to lower expected loss severities on properties within certain states held in the long-term mortgage portfolio during the period.

Real Estate Services

	For the Three Months Ended September 30,
			$	%
	2020	2019	Change	Change
Real estate services fees, net	$332	$921	$(589)	(64)%
Personnel expense	(283)	(273)	(10)	(4)
General, administrative and other	(120)	(68)	(52)	(76)
(Loss) earnings before income taxes	$(71)	$580	$(651)	(112)%

For the three months ended September 30, 2020, real estate services fees, net were $332 thousand compared to $921 thousand in the comparable 2019 period. The $589 thousand decrease in real estate services fees, net was the result of a $329 thousand decrease in real estate service fees and a $273 thousand decrease in loss mitigation fees partially offset by a $13 thousand increase in real estate and recovery fees.  The decrease in real estate service fees and loss mitigation fees was a result of the continued decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2019.

	For the Nine Months Ended September 30,
			$	%
	2020	2019	Change	Change
Real estate services fees, net	$1,018	$2,534	$(1,516)	(60)%
Personnel expense	(858)	(874)	16	2
General, administrative and other	(262)	(199)	(63)	(32)
(Loss) earnings before income taxes	$(102)	$1,461	$(1,563)	(107)%

For the nine months ended September 30, 2020, real estate services fees, net were $1.0 million compared to $2.5 million in the comparable 2019 period. The $1.5 million decrease in real estate services fees, net was primarily the result of a $957 thousand decrease in real estate service fees, a $493 thousand decrease in loss mitigation fees and a $66 thousand decrease in real estate and recovery fees.  The decrease in real estate service fees, loss mitigation and real estate and recovery fees was a result of the continued decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2019.

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

	For the Three Months Ended September 30,
			$	%
	2020	2019	Change	Change
Interest expense	$(771)	$(448)	$(323)	(72)%
Other expenses	(4,319)	(3,379)	(940)	(28)
Net loss before income taxes	$(5,090)	$(3,827)	$(1,263)	(33)%

For the three months ended September 30, 2020, interest expense increased to $771 thousand as compared to $448 thousand in the comparable 2019 period. The $323 thousand increase in interest expense was primarily a $214 thousand increase in interest expense associated with the premium financing associated with the corporate-owned life insurance trusts liability as well as a $87 thousand increase in interest expense associated with accretion related to convertible note extension entered into in May 2020.

For the three months ended September 30, 2020, other expenses increased to $4.3 million as compared to $3.4 million for the comparable 2019 period. During the three months ended September 30, 2020, other expense increased $290 thousand due to an increase in benefit claims and a $37 thousand increase in mark-to-market losses on corporate-owned life insurance trusts.  Additionally, occupancy expense increased $210 thousand in the corporate segment due to the aforementioned reduction in personnel in the mortgage lending segment as a result of the temporary pause in lending, which reduced allocated rent to the mortgage lending division and increased the rent in corporate.  General, administrative and other expenses increased $411 thousand as a result of our temporary pause and reengagement in lending activities during the nine months ended September 30, 2020.

	For the Nine Months Ended September 30,
			$	%
	2020	2019	Change	Change
Interest expense	$(1,825)	$(1,357)	$(468)	(34)%
Other expenses	(13,899)	(11,292)	(2,607)	(23)
Net loss before income taxes	$(15,724)	$(12,649)	$(3,075)	(24)%

For the nine months ended September 30, 2020, interest expense increased to $1.8 million as compared to $1.4 million in the comparable 2019 period. The $468 thousand increase in interest expense was primarily a $287 thousand increase in interest expense associated with the premium financing associated with the corporate-owned life insurance trusts liability as well as a $139 thousand increase in interest expense associated with accretion related to convertible note extension entered into in May 2020.

For the nine months ended September 30, 2020, other expenses increased to $13.9 million as compared to $11.3 million for the comparable 2019 period. During the nine months ended September 30, 2020, the primary increase in other expenses was a $1.4 million increase in premiums associated with the corporate-owned life insurance trusts liability, a $1.3 million increase in benefit claims and a $663 thousand increase in legal and professional fees as a result of exploring alternative exit strategies for our NonQM position during our temporary suspension of lending activities.  Additionally, occupancy expense increased $260 thousand in the corporate segment due to the aforementioned reduction in personnel in the mortgage lending segment as a result of the temporary pause in lending, which reduced allocated rent to the mortgage lending division and increased the rent in corporate.  General, administrative and other expenses increased $256 thousand as a result of our temporary pause and reengagement in lending activities during the nine months ended September 30, 2020.  Offsetting the increase in other expenses was a $1.2 million increase in the cash surrender value associated with the corporate-owned life insurance trusts as a result of the payment of premiums.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, September 30, 2020, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
101

The following materials from Impac Mortgage Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss), (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

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

November 6, 2020