Form 10-K
period 2020-12-31
IMPAC MORTGAGE HOLDINGS INC
filed 2021-03-12
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Emerging Growth Company ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller Reporting Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒

As of June 30, 2020, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $18.3 million, based on the closing sales price of common stock on the NYSE American on June 30, 2020. For purposes of the calculation only, all directors and executive officers and beneficial holders of more than 10% of the stock of the registrant have been deemed affiliates. There were 21,327,684 shares of common stock outstanding as of March 5, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K. The proxy statement will be filed by the registrant with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

IMPAC MORTGAGE HOLDINGS, INC.

2020 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS

Impac Mortgage Holdings, Inc., sometimes referred to herein as the “Company,” “we,” “our” or “us,” is a Maryland corporation incorporated in August 1995 and includes the following subsidiaries: Integrated Real Estate Service Corporation (IRES), Impac Mortgage Corp. (IMC), IMH Assets Corp. (IMH Assets), Copperfield Capital Corporation (CCC) and Impac Funding Corporation (IFC). IMC a subsidiary of IRES, conducts our mortgage lending and real estate services operations.

Forward-Looking Statements

This report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “likely,” “should,” “could,” “seem to,” “anticipate,” “plan,” “intend,” “project,” “assume,” or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of many factors, including, but not limited to the following: successful development, marketing, sale and financing of new and existing financial products; expansion of NonQM loan originations and conventional and government-insured loan programs; local, national and international economic conditions; including the impact of the Covid-19 pandemic on the economy and demand for our products; ability to successfully diversify our loan products; ability to successfully sell loans to third-party investors; volatility in the mortgage industry; unexpected interest rate fluctuations and margin compression; performance of third-party sub-servicers; our ability to manage personnel expenses in relation to mortgage production levels; our ability to successfully use warehousing capacity and satisfy financial convents requirements; increased competition in the mortgage lending industry by larger or more efficient companies; issues and system risks related to our technology; ability to successfully create cost and product efficiencies through new technology; more than expected increases in default rates or loss severities and mortgage related losses; ability to obtain additional financing through lending and repurchase facilities, debt or equity funding, strategic relationships or otherwise;  the terms of any financing, whether debt or equity, that we do obtain and our expected use of proceeds from any financing; increase in loan repurchase requests and ability to adequately settle repurchase obligations; failure to create brand awareness; the outcome, including any settlements, of litigation or regulatory actions pending against us or other legal contingencies; our compliance with applicable local, state and federal laws and regulations; and other general market and economic conditions.

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

Available Information

Our internet website address is www.impaccompanies.com. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements for our annual stockholders’ meetings, as well as any amendments to those reports, free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. You can learn more about us by reviewing our SEC filings on our website by clicking on “Investor Relations” located on our home page and proceeding to “Financial Information.” We also make available on our website, under “Corporate Governance,” charters for the audit, compensation, and governance and nominating committees of our board of directors, our Code of Business Conduct and Ethics, our Corporate Governance Guidelines and other company information, including amendments to such documents and waivers, if any, to our Code of Business Conduct and Ethics. These documents will also be furnished, free of charge, upon written request to Impac Mortgage Holdings, Inc., Attention: Stockholder Relations, 19500 Jamboree Road, Irvine, California 92612. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including our Company.

Our Company

We were founded in 1995 and are an established nationwide independent residential mortgage lender which originates, sells and services residential mortgage loans. We originate non-qualified mortgages (NonQM), conventional mortgage loans which are intended to be eligible for sale to U.S. government-sponsored enterprises, (GSEs), including the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) (conventional loans), and government-insured mortgage loans eligible for government securities issued through the Government National Mortgage Association (Ginnie Mae or government loans).

We entered 2020 building on the strong momentum gained over the past year repositioning the Company, focusing on our core NonQM lending business as well as expanding our retail channel to capture additional market in the low interest rate environment. While the beginning of the first quarter saw substantial growth in GAAP and Core earnings, and monthly loan volumes, where we were on pace to fund $1.0 billion a month by the end of March 2020, as well as exceed our fourth quarter 2019 NonQM originations, dynamics quickly shifted as the spread of the novel coronavirus (COVID-19) accelerated into a global pandemic (pandemic) in mid-March 2020.

As financial markets became dislocated in March 2020, the Company instituted a temporary suspension of all lending activities.  During the second quarter of 2020, we undertook a number of efforts to substantially reduce leverage and increase liquidity through asset sales and debt repayments. In the second quarter of 2020, we sold approximately $469.0 million in mortgage loans, repaid approximately $490.0 million of associated warehouse borrowings, extended the maturity of the $25.0 million in Convertible Promissory Notes (originally due May 8, 2020) an additional six months to November 9, 2020, completed the sale of $4.2 billion in unpaid principal balance (UPB) of mortgage servicing rights (MSRs) and repaid the associated $15.0 million outstanding on the MSR borrowing facility in its entirety. Additionally, we right sized our warehouse borrowing capacity by electing to reduce the maximum borrowing capacity from $1.7 billion to $550.0 million and electing to reduce the warehouse counterparties from six to three. We believe the temporary suspension of lending activities during the second quarter of 2020 was prudent and allowed us to successfully deleverage the consolidated balance sheet and reduce our risk profile, while prioritizing the preservation of liquidity and long-term value for our capital partners and stakeholders.

As previously reported on July 7, 2020, we received notification from Freddie Mac that our eligibility to sell whole loans to Freddie Mac was suspended, without cause. As noted in Freddie Mac’s Seller/Servicer Guide, Freddie Mac may elect, in its sole discretion, to suspend a Seller from eligibility, without cause, thereby restricting the Seller from obtaining new purchase commitments during the suspension period. As the Company previously disclosed during the first half of 2018, as a result of elevated prepayment speeds in 2016, the government-sponsored enterprises (GSE’s) sufficiently limited the manner and volume for the Company’s deliveries of GSE eligible loans. We continue to take steps to manage our prepayment speeds to be more consistent with our industry peers and to reestablish the full confidence and delivery mechanisms to our investor base. We seek to satisfy the requirements as outlined by Freddie Mac to achieve reinstatement, while we continue to satisfy our obligations on a timely basis to our other counterparties, as we have done without exception.  Despite being in a suspended status with Freddie Mac, we remain as an approved originator and/or seller/servicer with the GSE’s, Agencies and Counterparties for agency, non-agency, and government insured or guaranteed loan programs.

Segments

Our business activities are organized and presented in three primary operating segments: Mortgage Lending, Real Estate Services and the Long-Term Mortgage Portfolio. Our mortgage lending segment provides mortgage lending products through three lending channels, retail, wholesale and correspondent and opportunistically retains mortgage servicing rights.  Our real estate services segment performs master servicing and provides loss mitigation services for primarily our securitized long-term mortgage portfolio.  Our long-term mortgage portfolio consists of residual interests in securitization trusts. A description of each operating segment is presented below with further details and discussions of each segment’s results of operations presented in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

In addition to the segments described above, we also have a corporate segment, which supports all of the operating segments. The corporate segment includes unallocated corporate and other administrative costs as described below.

Mortgage Lending

We are focused on expanding our mortgage lending platform which provides conventional and government-insured mortgage loans as well as providing innovative products to meet the needs of borrowers not met by traditional conventional and government products. Our mortgage lending operation generates origination and processing fees, net of origination costs, at the time of origination, interest income during the period from origination to sale of loan,  as well as gains or unexpected losses when the loans are sold to third party investors, including and Ginnie Mae. We opportunistically retain mortgage servicing rights from the sale of mortgage loans and earn servicing fees, net of sub-servicer costs, from our mortgage servicing portfolio. From time to time, we sell mortgage servicing rights from our servicing portfolio.

Non-Qualified Mortgage (NonQM) are generally loans that do not meet the qualified mortgage (QM) guidelines set out by the Consumer Financial Protection Bureau (CFPB).  We continue to believe there is an underserved mortgage market for borrowers with good credit who may not meet the QM guidelines, for example self-employed borrowers. The third quarter of 2020 saw the re-emergence of the NonQM market including capital markets distribution exits for the product. In the fourth quarter of 2020, we re-engaged lending in the NonQM market.

The re-emergence of the NonQM market has been defined by products that fit within a much tighter credit box, which is where our NonQM originations have been historically. We believe the quality, consistency and performance of our loans has been demonstrated through the previous issuance of four securitizations since 2018.  All four securitizations were 100% backed by Impac NonQM collateral with the senior tranches receiving AAA ratings. As the demand by consumers for the NonQM product grows we expect the investor appetite will continue to increase for the NonQM mortgages. A NonQM borrower is generally less sensitive to interest rates and generally does not have the same income documentation that a conforming loan borrower does, nonetheless the borrower is still required to meet the “ability to repay” guidelines.

As a nationwide mortgage lender, our mortgage lending activities primarily consist of the origination, sale and servicing of conventional loans eligible for sale to Fannie Mae and Freddie Mac, NonQM and Jumbo mortgages and loans eligible for government insurance (government loans) by the Federal Housing Administration (FHA), Veterans Affairs (VA), and United States Department of Agriculture (USDA). We currently originate and fund mortgages through our wholly-owned subsidiary, IMC, which consist of  three channels: Retail (consumer direct), Wholesale and Correspondent.

●	Retail channel - CashCall Mortgage (CCM), operates as a centralized call center that utilizes a marketing platform to generate customer leads through the internet and call center loan agents. As a centralized retail call center, loan applications are received and taken by loan agents directly from consumers and through the Internet.
●	Wholesale channel - Originates loans sourced through mortgage brokers.
●	Correspondent channel - Acquires closed loans from approved correspondent sellers.

Our origination volumes decreased 40% in 2020 to $2.7 billion as compared to $4.5 billion in 2019. Of the $2.7 billion in total originations in 2020, approximately $2.5 billion, or 90%, was originated through the retail channel. In contrast, during 2019, our retail originations contributed 77% to our total origination volume. The overall reduction in originations was the result of our temporary suspension of lending activities due to the uncertainty caused by the COVID-19 pandemic.

Each of our three origination channels, Retail, Wholesale and Correspondent, produces similar mortgage loan products and applies similar underwriting standards.

	For the year ended December 31,
(in millions)	2020	%	2019	%
Originations by Channel:
Retail	$2,477.5	90%	$3,505.7	77%
Wholesale	215.0	8	816.3	18
Correspondent	54.4	2	226.8	5
Total originations	$2,746.9	100%	$4,548.8	100%

Retail—Our call center based retail channel utilizes a high-volume, rapid response time funding model with a focus on providing exceptional customer service. The centralized retail call center is a compliment to IMC’s business-to-business origination channels and provides additional capacity to process increased origination volumes of expanded products including our NonQM loan programs and government insured Ginnie Mae programs, while profitably generating servicing assets for IMC.

When retail loans are originated, the origination documentation is completed inclusive of customer disclosures and other aspects of the lending process and funding of the transaction is completed internally. Our call center representatives contact borrowers through either inbound or outbound marketing campaigns sourced from our digital marketing campaigns, TV and radio ads, purchase-money and refinance mortgage leads, including leads sourced from customer referrals and retention of customers in the servicing portfolio that are seeking to refinance or purchase a property. For the year ended December 31, 2020, we closed $2.5 billion of loans in this origination channel, which equaled 90% of total originations, as compared to $3.5 billion or 77% of total originations during 2019.

Wholesale—In a wholesale transaction, our account executives work directly with mortgage brokers who originate and document loans for delivery to our operational center where we underwrite and fund the mortgage loan. Each loan is underwritten to our underwriting standards and, if approved, the borrower is sent new disclosures under our name and the loan is funded in the name of IMC.

Prior to accepting loans from mortgage brokers, each mortgage broker is required to meet our guidelines for minimum experience, credit score and net worth. We also obtain a third-party due diligence report for each prospective broker that verifies licensing and provides information on any industry sanctions that might exist. In addition, each mortgage broker is required to sign our broker agreement that contains certain representations and warranties from the brokers. For the year ended December 31, 2020, we closed loans totaling $215.0 million in this origination channel, which equaled 8% of total originations, as compared to $816.3 million, or 18%, of total originations during 2019.

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

In our correspondent channel, the correspondent seller originates and closes the loan. After the loan is originated, the correspondent seller submits the required documentation for us to review and make a determination if it meets our underwriting guidelines. The loan is acquired by us only after we approve it for purchase. We focus on customer service for our clients by facilitating prompt review by our due diligence team, providing bid pricing on both newly originated and seasoned portfolios, enabling clients to deliver one loan at a time on a flow basis and providing clients with expedited funding timelines. We purchase NonQM loans, conventional loans eligible for sale to the GSEs and government-insured loans eligible for Ginnie Mae securities. For the year ended December 31, 2020, we closed loans totaling $54.4 million in the correspondent origination channel, which equaled 2% of total originations, compared to $226.8 million or 5%, of total originations during 2019.

Since 2011, we have provided loans to customers predominantly in the Western U.S. with California, Washington and Arizona comprising 89% of originations in 2020. Currently, we provide nationwide lending with our retail call center, mortgage brokers and correspondent sellers.

Loan Types

Our loan products primarily include conventional loans intended to be eligible for sale to Fannie Mae and Freddie Mac and loans eligible for government insurance by FHA, VA and USDA, NonQM and Jumbo. The FHA, VA and USDA loans are government-insured loans eligible for Ginnie Mae securities issuance. We have established strict lending guidelines, including determining the prospective borrowers’ ability to repay the mortgage, which we believe will keep delinquencies and foreclosures at acceptable levels. We continue to refine our guidelines to expand our reach to the underserved market of credit worthy borrowers who can fully document and substantiate an ability to repay mortgage loans, but unable to obtain financing through traditional programs, for example self-employed borrowers.  In conjunction with establishing strict lending guidelines, we have also established investor relationships which provide us with an exit strategy for these NonQM loans.  In the fourth quarter of 2020, we began originating conventional prime jumbo mortgages, which generally conform to the underwriting guidelines of the GSEs but exceed the maximum loan size allowed for single unit properties. The following table indicates the breakdown of our originations by loan type for the periods indicated:

	For the year ended December 31,
(in millions)	2020	2019
Originations by Loan Type:
Conventional	$2,401.6	$3,123.3
NonQM	264.0	1,241.5
Government	70.6	184.0
Jumbo	10.7	—
Total originations	$2,746.9	$4,548.8

Loan Sales—Selling Loans to GSEs, Issuing Ginnie Mae Securities and Selling Loans on a Whole Loan Basis

We primarily sell our conventional, jumbo and NonQM loans on a servicing released whole loan basis to private investors and issue securities through Ginnie Mae for our government insured product. We securitize government-insured loans by issuing Ginnie Mae securities through a process whereby a pool of loans is transferred to Ginnie Mae as collateral for a government-insured mortgage-backed security. Prior to our suspension by Freddie Mac in July 2020, we would opportunistically sell loans on a servicing-retained basis where the loan is sold to an investor such as Freddie Mac, and we retain the right to service that loan, called mortgage servicing rights (MSRs). Traditionally, we have not sold a significant amount of residential mortgage loans on a whole loan basis where the investor also acquires the servicing rights.  Throughout 2019 and 2020, we continued to selectively retain mortgage servicing as well as increase whole loan sales on a servicing released basis to investors.  The largest four investors accounted for 77% of the Company’s servicing released loan sales for the year ended December 31, 2020.  No other investors accounted for more than 5% of the loan sales for the year ended December 31, 2020.

During the fourth quarter of 2017, Fannie Mae sufficiently limited the manner and volume for our deliveries of eligible loans such that we elected to cease deliveries to them and we expanded our whole loan investor base for these loans.  In 2019, with the creation of the uniform mortgage-backed securities (UMBS) market, which was intended to improve liquidity and align prepayment speeds across Fannie Mae and Freddie Mac securities, Freddie Mac raised concerns about the high prepayment speeds of our loans generated through our retail direct channel. During 2019 and 2020, we further expanded our investor base and completed servicing released loan sales to non-GSE whole loan investors and expect to continue to utilize these alternative exit strategies for Fannie Mae and Freddie Mac eligible loans.  In July 2020, we received notification from Freddie Mac that our eligibility to sell whole loans to Freddie Mac was suspended, without cause.  While we believe that the overall volume delivered under purchase commitments to the GSE’s was immaterial for 2019 and 2020, we are committed to operating actively and in good standing with our broad range of capital markets counterparties. We continue to take steps to manage our prepayment speeds to be more consistent with our industry peers and to reestablish the full confidence and delivery mechanisms to our investor base. We seek to satisfy the requirements as outlined by Freddie Mac to achieve reinstatement, while we continue to satisfy our obligations on a timely basis to our other counterparties, as we have done without exception.  Despite being in a suspended status with Freddie Mac, we remain an approved originator and/or seller/servicer with the GSE’s, Agencies and Counterparties for agency, non-agency, and government insured or guaranteed loan programs.

The following table indicates the breakdown of our loan sales to GSEs, issuance of Ginnie Mae securities and loans sold to investors on a whole loan servicing-released basis for the periods as indicated:

	For the year ended
	December 31,
(in millions)	2020	2019
Freddie Mac	$131.5	$187.0
Ginnie Mae	92.2	103.7
Fannie Mae	—	—
Total servicing retained sales	223.7	290.7
Other (servicing released)	3,095.7	3,805.5
Total loan sales	$3,319.4	$4,096.2

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

In 2020, our mortgage servicing portfolio decreased to $30.5 million as compared to $4.9 billion at December 31, 2019 as a result of the aforementioned sale of $4.2 billion in UPB of Freddie Mac and GNMA MSRs in the second and third quarters of 2020.  We have continued to selectively retain mortgage servicing in 2020 and may selectively purchase pools of mortgage servicing rights in the future.   Furthermore, the value of mortgage servicing rights are affected by increases and decreases in mortgage interest rates. Therefore, volatility in mortgage rates generally causes volatility in the value of mortgage servicing rights.

Risk Management

We are exposed to various business risks which may significantly impact our financial statements. Our risk management framework and governance structure is intended to provide oversight and ongoing management of the risks inherent in our business activities and create a culture of risk awareness.  Our Compliance and Risk Management teams oversee governance processes and monitoring of these risks including the establishment of risk strategy and documentation of risk policies and controls.  Compliance and Risk Management work in partnership with the business to provide oversight of enterprise risk management and controls. This includes establishing enterprise-level risk management policies, appropriate governance activities and creating risk transparency through risk reporting.  For further discussion on operational and market risks, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operational and Market Risks.”

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

Our criteria for underwriting generally include, but are not limited to, full documentation of borrower’s income, assets, other relevant financial information, the specific agency’s eligible loan-to-value (LTV), borrower’s debt-to-income ratio and full appraisals when required. Variances from any of these standards are permitted only to the extent allowable under the specific program requirements. Our underwriting procedures for all retail and wholesale loans require the use of a GSE automated underwriting system (AUS). Our underwriting procedures for all correspondent originated loans includes a file review verifying that the borrower’s credit and the collateral meet our applicable program guidelines and an appropriate AUS report has been completed. We also confirm the loan is compliant with regulatory guidelines. In addition, we perform quality control procedures on selected pools prior to our acquisition of the loan.

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

Real Estate Services

In 2008, we established our Real Estate Services segment to provide solutions to the distressed mortgage and real estate markets.  We provide loss mitigation and real estate services primarily on our own long-term mortgage portfolio, including default surveillance, loan modification services, short sale services (where a lender agrees to take less than the balance owed from the borrower), real estate owned (REO) surveillance and disposition services and monitoring, reconciling and reporting services for residential and multifamily mortgage portfolios. The activities and related revenues have declined in recent years, and we expect these revenues to gradually decline over time as our long-term mortgage portfolio declines.  These operations are conducted by IMC.  In the second quarter of 2020, CCC was created to, among other activities, assist with managing mortgage loans held-for-sale, and provide origination and servicing solutions focusing on loss mitigation strategies, including loan modifications and restructurings to assist borrowers.

Long-Term Mortgage Portfolio

The long-term mortgage portfolio primarily consists of residual interests in the securitization trusts reflected as trust assets and liabilities in our consolidated balance sheets that hold non-conforming mortgage loans originated between 2002 and 2007. Since we are no longer adding new mortgage loans to the long-term mortgage portfolio, the long-term mortgage portfolio continues to decrease and is a smaller component of our overall operating results.

Our long-term mortgage portfolio consists of our residual interests in securitizations represented on our consolidated balance sheets as the difference between total trust assets and total trust liabilities. Our long-term mortgage portfolio includes adjustable rate and, to a lesser extent, fixed rate Alt-A single-family residential mortgages and commercial (primarily multifamily residential loans) mortgages that were acquired and originated primarily by our discontinued, prior non-conforming mortgage lending operations and retained in our long-term portfolio before 2008. Alt-A mortgages are primarily first lien mortgages made to borrowers whose credit was generally within established Fannie Mae and Freddie Mac guidelines at origination date but have loan characteristics that make them non-conforming under those guidelines.

In previous years, we securitized mortgage loans by transferring originated residential single-family mortgage loans and multifamily commercial loans (the “transferred assets”) into non-recourse bankruptcy remote trusts which in turn issued tranches of bonds to investors supported only by the cash flows of the transferred assets. Because the assets and liabilities in the securitizations are nonrecourse to us, the bondholders cannot look to us for repayment of their bonds in the event of a shortfall. These securitizations were structured to include interest rate derivatives. We retained the residual interest in each trust, and in most cases are the master servicer. A trustee and servicer, unrelated to us, was named for each securitization. Cash flows from the loans (the loan payments and liquidation of foreclosed real estate properties) collected by the loan servicer are remitted to us, the master servicer. The master servicer remits payments to the trustee who remits payments to the bondholders (investors). The servicer collects loan payments and performs loss mitigation activities for defaulted loans. These activities include foreclosing on properties securing defaulted loans, which results in REO.

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

Before 2007, we securitized mortgage loans in the form of collateralized mortgage obligations, or CMOs, which were consolidated and accounted for as secured borrowings for financial statement purposes. Securitized mortgages in the form of real estate mortgage investment conduits, or REMICs, were either consolidated or unconsolidated depending on the design of the securitization structure. We consolidated the variable interest entity, or VIE, as the primary beneficiary of the sole residual interest in each securitization trust where we also performed the master servicing. Amounts consolidated were included in trust assets and liabilities as securitized mortgage collateral, real estate owned, derivative assets, securitized mortgage borrowings and derivative liabilities in the accompanying consolidated balance sheets. At December 31, 2020, our residual interests in securitizations (represented by the difference between total trust assets and total trust liabilities) increased to $16.7 million, compared to $15.5 million at December 31, 2019.

Since 2007, we have not added any mortgage loans to our long-term mortgage portfolio.

For additional information regarding the long-term mortgage portfolio refer to Item 7. “Management’s Discussion and Analysis of Financial Condition,” and Note 6. “Securitized Mortgage Trusts” in the notes to the consolidated financial statements.

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

Master servicing fees are generally 0.03% per annum on the unpaid principal balance of the mortgages serviced. As a master servicer, we also earn income or incur expense on principal and interest payments received from borrowers until those payments are remitted to the investors of those mortgages. Fees from the master servicing portfolio have declined significantly due to a decrease in principal balances since the end of 2008, which in turn affects the amount we earn on balances held in custodial accounts. At December 31, 2020, we were the master servicer for approximately 11,400 mortgages with an UPB of approximately $2.7 billion of which $614.8 million of those loans were 60 or more days delinquent. At December 31, 2020, we were also the master servicer for unconsolidated securitizations (included in the total master servicing portfolio above) totaling approximately $216.3 million in unpaid principal balance of which $100.9 million of those loans were 60 or more days delinquent. Fees earned from master servicing are separate from those earned from mortgage servicing which are generated from servicing rights generated from loans sold servicing retained from new originations since 2011.

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

The corporate segment also includes debt expense related to the Convertible Notes which were extended in 2020 and due in 2022 as well as capital leases. Debt service expense is not allocated and remains in this segment. We have taken advantage of very low financing rates and entered into capital lease arrangements to finance the purchase of equipment, mostly computer equipment, used in all three segments. The interest expense associated with the capital leases is not allocated and remains in this segment.

Human Capital Management

The Company’s key human capital management objectives are to attract, retain and develop talent to deliver on the Company’s strategy. To support these objectives, the Company’s human resources programs are designed to: keep people safe and healthy; enhance the Company’s culture through efforts aimed at making the workplace more inclusive and free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law; acquire and retain diverse talent; reward and support employees through competitive pay and benefit programs; develop talent to prepare them for critical roles and leadership positions; and facilitate internal talent mobility to create a high-performing workforce.

In 2020, the COVID-19 pandemic had a significant impact on how we managed our human capital. Nearly all of our workforce began working remotely since March 2020, and we instituted safety protocols and procedures for the essential employees who returned to work on site.

As of December 31, 2020, we had a total of 326 employees, nearly all of whom are full-time.  Management believes that relations with our employees are good. We are not a party to any collective bargaining agreements.

Regulation

The U.S. mortgage industry is heavily regulated. Our mortgage lending operations, as well as our real estate services, are subject to federal, state and local laws that regulate and restrict the manner in which we operate in the residential mortgage industry, including, but not limited to, laws and regulations which: regulate our business practices; limit the interest rates, finance charges and other fees we may charge or pay; impose underwriting requirements; regulate our marketing techniques and practices; mandate disclosures and notices to consumers; regulate our servicing practices; and impose licensing requirements and financial obligations on us.. Plus, mortgage bankers and brokers in our wholesale production channel and correspondents from which we purchase loans are also subject to regulation, which may have an effect on our business and the mortgage loans we are able to fund or acquire. Compliance with regulations in the mortgage industry requires us to incur costs and expenses in our operations. To the extent we, or others with which we conduct business, do not comply with applicable laws and regulations, we may be subject to fines, reimbursements and other penalties which could include restrictions on our operations. Changes in these regulatory and legal requirements, including changes in their enforcement, could materially and adversely affect our business and our financial condition, liquidity and results of operations.The laws and regulations that we are subject to include (but are not limited to) the following:

●	the Federal Truth-in-Lending Act (known as TILA) and Regulation Z promulgated thereunder, which require certain disclosures to the borrowers regarding the terms of the loans, regulates the methods in which compensation can be paid to brokers and loan originators; and prohibits lenders from making residential mortgage loans unless a good faith determination is made of a borrower’s creditworthiness based on verified and documented information;
●	the Equal Credit Opportunity Act and Regulation B promulgated thereunder, which prohibit discrimination on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act, in the extension of credit;
●	the Fair Housing Act, which prohibits discrimination in housing on the basis of race, color, national origin, religion, sex, familial status, or handicap, in housing-related transactions;
●	the Fair Credit Reporting Act, which regulates the use and reporting of information related to the borrower’s credit experience;
●	the Fair and Accurate Credit Transaction Act, which regulates credit reporting and use of credit information in making unsolicited offers of credit;
●	state and federal privacy regulations which include the Gramm-Leach-Bliley Act, which imposes requirements on all lenders with respect to their collection and use of nonpublic financial information and requires them to maintain the security of that information and the California Consumer Privacy Act (and comparable data privacy regulations in other states) which enhances privacy rights and consumer protections for California residents and property owners;
●	the Real Estate Settlement Procedures Act (known as RESPA) and Regulation X promulgated thereunder, outlaws kickbacks that increase the cost of settlement services;
●	the Home Mortgage Disclosure Act (known as HMDA) and Regulation C promulgated thereunder, which requires the reporting of public loan data;
●	the Telephone Consumer Protection Act and the CAN-SPAM Act, which regulate commercial solicitations via telephone, fax, and the Internet;
●	the Depository Institutions Deregulation and Monetary Control Act of 1980, which preempts certain state usury laws;

●	the Alternative Mortgage Transaction Parity Act of 1982, which preempts certain state lending laws which regulate alternative mortgage transactions;
●	the Fair Debt Collection Practices Act, which prohibits unfair debt collection practices;
●	the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, which establishes national minimum standards for mortgage licensees;
●	regulations promulgated by the CFPB to help assure that consumers are provided with timely and understandable information about residential mortgage loans that protect them against Unfair, Deceptive or Abusive Acts or Practices; and
●	interagency final rules required pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) establishing minimum national underwriting guidelines for residential mortgages that lenders will be allowed to securitize without retaining any of the loans’ default risk.

Our mortgage lending operations is an approved Housing and Urban Development (HUD) lender, a Ginnie Mae approved issuer and servicer and an approved but inactive seller/servicer of Fannie Mae.  As previously disclosed, on July 7, 2020 we were suspended by Freddie Mac and are working to satisfy the requirements outlined to achieve reinstatement.  As such, we are required to submit annually to Fannie Mae, Freddie Mac (when an active seller/servicer), and HUD, as applicable, audited financial statements, or the equivalent, according to the financial reporting requirements of each regulatory entity for its sellers/servicers. Our lending activities are also subject to examination by Fannie Mae, Ginnie Mae, Freddie Mac, HUD, CFPB and state regulatory agencies including the California Department of Financial Protection and Innovation (f/k/a California Department of Business Oversight) at any time to assure compliance with applicable regulations, policies and procedures. Also refer to “Regulatory Risks” under Item 1A. Risk Factors for a further discussion of regulations that may affect us.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Business

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

We have significant debt obligations including:

●	$20.0 million Convertible Promissory Notes due May 2022;
●	Junior Subordinated Notes with an outstanding principal balance of $62.0 million at December 31, 2020 and due March 2034; and
●	Warehouse facilities with third-party lenders which are secured by and used to fund residential mortgage loans until such loans are sold.

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

In addition, our credit and warehouse facilities contain covenants, including requirements to maintain a certain minimum net worth, liquidity, litigation judgment thresholds, debt ratios, profitability levels and other customary debt covenants. A breach of the covenants can result in an event of default under our facilities and as such allows the lender to pursue certain remedies, including foreclosure on our assets.  Furthermore, a breach under one facility may constitute a cross default under other agreements which would allow counterparties to pursue additional remedies against us.  At December 31, 2020, we were in compliance with all financial covenants under our warehouse facilities. In the event we are in noncompliance with our debt obligations, we cannot provide any assurance that we will be able to obtain waivers in the event of future noncompliance of our debt obligations.

Further spread of COVID-19 or any mutations thereof could negatively impact the availability of key personnel necessary to conduct our business.

The effects of the pandemic could adversely impact our financial condition and results of operations due to interrupted service and availability of personnel, including our executive officers and other employees that are part of our management team and an inability to recruit, attract and retain skilled personnel. To the extent our management or personnel are impacted in significant numbers by the outbreak of pandemic or epidemic disease and are not available or allowed to conduct work, our business and operating results may be negatively impacted. Moreover, the negative impacts of the pandemic necessitated a significant reduction in our workforce and additional reductions in our workforce may become necessary if economic conditions deteriorate, which could negatively impact our business and results of operations.

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

Significant and widespread decreases in the fair values of our assets have caused and could continue to cause us to breach financial covenants under our borrowing facilities related to profitability, net worth and leverage. Such covenants, if breached, can result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements. During the first and second quarters of 2020, we breached such financial covenants in certain borrowing agreements with our financing counterparties and were able to obtain waivers.  We regularly engage in discussions with our financing counterparties in regards to such financial covenants; however, we cannot be certain whether we will be able to remain in compliance with these financial covenants, or whether our financing counterparties will negotiate terms or amendments in respect of these financial covenants, the timing of any such negotiations or amendments or the terms thereof. Even if we continue to obtain temporary or permanent amendments or waivers from financing counterparties to amend and or waive financial covenants, there is no certainty that we will be able to remain in compliance with such amended covenants and or receive waivers in the event we breach a covenant.  If any of our counterparties elected not to renew our borrowing facility, we may not be able to find a replacement counterparty, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

The success and growth of our business will depend upon our ability to adapt to and implement technological changes.

We operate in an industry experiencing rapid technological change and frequent product introductions. We rely on our technology to make our platform available to clients, evaluate loan applicants and service loans. In addition, we may increasingly rely on technological innovation as we introduce new products, expand our current products into new markets and continue to streamline various loan-related and lending processes. The process of integrating new technologies and products is complex, and if we are unable to successfully innovate and continue to deliver a superior client experience, the demand for our products and services may decrease and our growth and operations may be harmed.

The origination process is increasingly dependent on technology, and our business relies on our continued ability to process loan applications over the internet, accept electronic signatures, and provide instant process status updates and other client- and loan applicant-expected conveniences. Maintaining and improving this technology will require significant capital expenditures.

The implementation of new technologies, including migrating to new technology solutions such as loan origination systems (LOS) or point of sale systems (POS) requires significant financial and personnel resources. To the extent we are dependent on any particular technology or technological solution, we may be harmed if such technology or technological solution becomes non-compliant with existing industry standards, fails to meet or exceed the capabilities of our competitors' equivalent technologies or technological solutions, becomes increasingly expensive to service, retain and update or malfunctions or functions in a way we did not anticipate that results in loan defects potentially requiring repurchase. Additionally, new technologies and technological solutions are continually being released. As such, it is difficult to predict the problems we may encounter in improving our technologies' functionality.

To operate our LOS, POS and websites and provide our loan products and services, we use software packages from a variety of third parties, which are customized and integrated with code that we have developed ourselves. We rely on third-party software products and services related to automated underwriting functions and loan document production. If we are unable to integrate this software in a fully functional manner, we may experience increased costs and difficulties that could delay or prevent the successful development, introduction or marketing of new products and services.

There is no assurance that we will be able to successfully adopt new technology as critical systems and applications become obsolete and better ones become available. Additionally, if we fail to implement and maintain technologies to respond to technological developments and changing client and loan applicant needs in a cost-effective manner, or fail to acquire or integrate our third-party technologies effectively, we may experience disruptions in our operations, lose market share or incur substantial costs.

Our performance may be adversely affected by the performance of parties who service or sub-service our mortgage loans.

We contract with third parties for the servicing of our mortgage loans in our long-term mortgage portfolio, for which we are the master servicer, and the servicing portfolio in our mortgage lending operations.  Although we use third-party servicers, we retain primary responsibility to ensure the serviced loans meet contractual and regulatory requirements. Our operations, performance and liabilities are subject to risks associated with inadequate or untimely servicing. If a servicer defaults or fails to perform to certain standards then this can be deemed to be a default or failure by us to perform those duties or functions. If we, or our sub-servicers, commit a material breach of our obligations as a servicer or master servicer, we may be subject to damages or termination if the breach is not cured within a specified period of time following notice, causing us to lose servicing rights income. In addition, we may be required to indemnify the investor or securitization trustee against losses from any failure by us, as master servicer or on behalf of the sub-servicer, to perform the servicing obligations properly. If, as a result of a servicer or sub-servicer’s failure to perform adequately, we were terminated as servicer by an investor, trustee or master servicer, the value of any servicing or master servicing rights held by us could be adversely affected. Also, this could affect the cash flow generated by our servicing rights portfolio.

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

We are exploring utilizing securitizations as an additional exit strategy to generate cash proceeds to repay borrowings and replenish our borrowing capacity. If there is a delay in mortgage loan sales or securitization closing or any reduction in our ability to complete mortgage loan sales or securitizations, we may be required to utilize other sources of financing, which, may not be available on favorable terms or at all.  In addition, delays in closing mortgage sales or securitizations of our mortgages exposes us to additional credit and interest rate risk up to the closing of the transaction.  Several factors could affect our ability to complete securitizations of our mortgages or mortgage loan sales, including:

●	conditions in the securities and secondary markets;
●	credit quality of the mortgages acquired or originated through our mortgage operations;
●	volume of our mortgage loan acquisitions and originations;
●	operational inefficiencies causing delay in settlement;
●	our ability to obtain credit enhancements; and
●	lack of investors purchasing higher risk components of the securities.

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

We may become, and in some cases are, a defendant in lawsuits, some of which may be class action matters, and we may not prevail in these matters. We received an adverse ruling in July 2018 which may have a material adverse effect on our financial condition or results of operations.

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

We are subject to a purported class action lawsuit relating to our Series B Preferred Stock in which holders are seeking cumulative dividends, unpaid dividends, certain restrictions on our actions, including the ability to pay common stock dividends, and the election of two directors by the preferred holders. In July 2018, we received an unfavorable Court Order ruling that the rights, preferences and terms of the Series B Preferred Stock prior to the 2009 closing of the tender offer and consent solicitation remain in effect, that the 2009 amendments were ineffective, and the 2004 rights remain in effect.  We have since appealed that decision.  To date, the Court has yet to opine on the oral arguments and related briefs.  If not reversed, the decision affects the rights of the Series B Preferred Stock holders to receive, when and as authorized by the Board of Directors, cumulative preferential cash dividends at a rate of 9.375% of the $25.00 liquidation preference per annum (equivalent to a fixed annual amount of $2.34375 per share) payable on a quarterly basis.   Further, the court has declared that the Company is required to pay three calendar quarters of dividends on the Series B Preferred Stock under the 2004 rights (approximately, $1.2 million, but did not order the Company to make any payment at this time).  In addition, under the Series B Preferred Stock terms prior to the 2009 amendments, whenever dividends are in arrears for six or more quarters, whether or not consecutive, the Series B Preferred Stock will be entitled to call a special meeting for the election of two additional directors. The 2004 rights also provide for certain other voting rights prior to amendment of any provisions of our charter so as to materially and adversely affect the Series B Preferred Stock, or approve a merger or similar transaction unless the Series B Preferred Stock remain outstanding and materially unchanged.  We would also be prohibited from paying any dividend on our common stock until dividends on the Series B Preferred Stock are paid in full.  The continued appeal of the court ruling will continue the cost and expense related to defending this lawsuit and diversion of our management’s efforts and attention from ordinary business operations in order to address the claims.  This court ruling and the possible judgment may have a material adverse effect on our financial condition or results of operations.

Our hedging strategies implemented by our mortgage lending operations may not be successful in mitigating our risks associated with the market movement of interest rates.

We use various derivative financial instruments to provide a level of protection against interest rate risks in our mortgage lending operations, but no hedging strategy can protect us completely. When interest rates change, we expect to record a gain or loss on derivatives which would be offset by an inverse change in the value of mortgage loans held-for-sale, our held mortgage servicing rights, forward sale and interest rate lock commitments. We cannot assure you, however, that our use of derivatives will offset the risks related to changes in interest rates. There have been periods, and it is likely that there will be periods in the future, during which we will not have offsetting gains or losses in mortgage loans, forward sale and interest rate lock commitment values after accounting for our derivative financial instruments. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies, improperly executed and recorded transactions or inaccurate assumptions could actually increase our risk and losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses.

A decline in the unpaid principal balance of the servicing portfolio and the related estimated fair value of the MSRs could adversely affect our net earnings, financial condition, future servicing fees and our ability to borrow on our MSR financing facilities.

The servicing portfolio and the value of the related MSRs are sensitive to changes in prevailing interest rates:

●	a decrease in interest rates may increase prepayment speeds which may lead to (i) increased amortization; (ii) decrease in servicing fees; and (iii) decrease in the value of our MSRs;
●	an increase in interest rates, together with an increase in monthly payments when an adjustable mortgage loan’s interest rate adjusts upward from an initial fixed rate or a low introductory rate, may cause increased delinquency, default and foreclosure. Increased mortgage defaults and foreclosures may adversely affect our business as they increase our expenses and reduce the number of mortgages we service.

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

At the end of our 2020 taxable year, we had estimated federal and California net operating loss (NOL) carryforwards of approximately $609.3 million and $420.3 million, respectively. Federal NOLs begin to expire in 2027 and California NOLs begin to expire in 2028.  We may not generate sufficient taxable income in future periods to be able to realize fully the tax benefits of our NOL carryforwards. Although, under existing tax rules, we are generally allowed to use those NOL carryforwards to offset taxable income in subsequent taxable years, our ability to use those NOL carryforwards to offset income may be severely limited to the extent that we experience an ownership change within the meaning of Section 382 of the Internal Revenue Code. These provisions could also limit our ability to deduct certain losses (built-in losses) we recognize after an ownership change with respect to assets we own at the time of the ownership change. In general, an ownership change, as defined by Section 382, results from transactions increasing ownership of certain stockholders or public groups in our stock by more than 50% over a three-year period. In addition, the generation of taxable income from cancellation of debt may further reduce the NOL. Any limitation on our NOL carryforwards that could be used to offset taxable income would adversely affect our liquidity and cash flow, as and when we become profitable. On October 23, 2019, our Board enacted the Tax Benefit Preservation Rights Agreement (NOL rights plan), which was approved at the Company’s 2020 annual meeting of stockholders, is designed to mitigate the risk of losing net operating loss carryforwards and certain other tax attributes from being limited in reducing future income taxes.  Although our NOL rights plan is intended to prevent an ownership change, we cannot provide any assurance that an ownership change will not occur.

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

We do not set limitations on the percentage of mortgages composed of properties located in any one area (whether by state, zip code or other geographic measure). Concentration in any one area increases our exposure to the economic and natural hazard risks associated with that area. A majority of our mortgage acquisitions and originations and mortgages held in our long-term mortgage portfolio are secured by properties in California (approximately 86% of our mortgage originations were generated from California in 2020) and, to a lesser extent, Florida, Washington and Arizona. These states have previously experienced, and may experience in the future, economic downturns and California and Florida have also suffered the effects of certain natural hazards. During past economic downturns, real estate values in California and Florida have decreased drastically, which could have a material adverse effect on our results of operations or financial condition. In addition, Florida is among several states with higher than average costs for investors in circumstances of mortgage default and foreclosure, since the foreclosure process takes significantly longer than average. Accordingly, to the extent the mortgages we originate or are held in our long-term mortgage portfolio experience defaults or foreclosures in that area, we may be exposed to higher losses.

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

We have significant vendors that, among other things, provide us with financial, technology and other services to support our mortgage loan servicing and origination businesses. Some of these outsourced services, such as technology, could have a material effect on our business and operations if our third party provider was unable to, or failed to, properly provide such services.  With respect to vendors engaged to perform activities required by servicing criteria, we have elected to take responsibility for assessing compliance with the applicable servicing criteria for the applicable vendor and are required to have procedures in place to provide reasonable assurance that the vendor’s activities comply in all material respects with servicing criteria applicable to the vendor, including but not limited to, monitoring compliance with our predetermined policies and procedures and monitoring the status of payment processing operations. In the event that a vendor’s activities do not comply with the servicing criteria, it could negatively impact our servicing agreements. In addition, if our current vendors were to stop providing services to us on acceptable terms, including as a result of one or more vendor bankruptcies due to poor economic conditions, we may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms, or at all. Further, we may incur significant costs to resolve any such disruptions in service and this could adversely affect our business, financial condition and results of operations. Additionally, the CFPB has stated that supervised banks and non-banks could be held liable for actions of their service providers. As a result, we could be exposed to liability, CFPB enforcement actions or other administrative penalties if the vendors with whom we do business violate consumer protection laws.

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

Risks Related to Our Industry

Our earnings may decrease, or losses increase, because of changes in prevailing interest rates.

Our profitability is directly affected by changes in prevailing interest rates over which we have no control. The following are certain material risks we face related to changes in interest rates:

Originations:

●	an increase in interest rates could adversely affect our loan originations volume because refinancing an existing loan would be less attractive for homeowners and qualifying for a purchase money loan may be more difficult for consumers;
●	an increase in interest rates could also adversely affect our production margins due to increased competition among originators;

Servicing:

●	a decrease in interest rates may increase prepayment speeds which may lead to (i) increased MSR amortization; (ii) decrease in servicing fees; and (iii) decrease in the value of our MSRs;

Debt:

●	an increase in interest rates would increase the cost of servicing our outstanding debt or the costs associated with financing new debt, including our ability to finance loan originations.

Any of the foregoing could materially and adversely affect our business, consolidated financial condition and results of operations.

The pandemic has impaired and may continue to impair the ability of borrowers to repay outstanding loans or other obligations, resulting in increases in forbearances and/or delinquencies, which could negatively impact our business.

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

        Our customer activity is intrinsically linked to the health of the economy generally and of the financial markets specifically. In addition to the economic factors, a downturn in the real estate or commercial markets generally could cause our customers and potential customers to exit the market for loans. As a result, we believe that fluctuations, disruptions, instability or downturns in the general economy and the financial markets could disproportionately affect demand for our lending products.  In addition, the spread of the Covid-19 virus has caused economic disruption worldwide, the effect of which may be over an extended period of time and may have a material adverse effect on our financial condition or results of operations.  If such conditions occur and persist, our business and financial results, including our liquidity and our ability to fulfill our debt obligations, could be materially adversely affected.

Replacement of the LIBOR benchmark interest rate may have an adverse impact on our business, financial condition or results of operations.

On July 27, 2017, the Financial Conduct Authority (FCA), a regulator of financial services firms in the United Kingdom, announced that it intends to stop persuading or compelling banks to submit London Interbank Offered Rate (LIBOR) rates after 2021.  The FCA and the submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board. Other financial services regulators and industry groups are evaluating the possible phase-out of LIBOR and the development of alternate reference rate indices or reference rates. Many of our assets and liabilities are indexed to LIBOR. Recent announcements by government-sponsored entities such as Fannie Mae and Freddie Mac, suggest that the Secured Overnight Financing Rate (SOFR) will become the LIBOR replacement for the industry.  We are evaluating the potential impact of the possible SOFR replacement of the LIBOR benchmark interest rate, but are not able to predict what the impact of such a transition will have on our business, financial condition, or results of operations.  The market transition away from LIBOR to an alternative reference rate is complex and could have a range of adverse effects on our business, financial condition and results of operations. In particular any such transition could:

●	adversely affect the interest rates paid or received on, the revenue and expenses associate with, and the value of our floating-rate obligations, loans, derivatives, and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;
●	prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate; and/or
●	require the transition to or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark.

Litigation in the mortgage industry related to securitizations against issuers, sellers, servicers, originators, underwriters and others may adversely affect our business operations.

As defaults, delinquencies, foreclosures, and losses in the real estate market occur, there have been lawsuits by various investors, insurers, underwriters and others against various participants in securitizations, such as sponsors, depositors, underwriters, servicers and loan sellers. Some lawsuits have alleged that the mortgage loans had origination defects, that there were misrepresentations made about the mortgage loans and that the parties failed to properly disclose the quality of the mortgage loans or repurchase defective loans wherein servicing standards were not maintained or that there were other misrepresentations or false representations. Historically, we both securitized and sold mortgage loans to third parties that may have been deposited or included in pools for securitizations. As a result, we may incur significant legal and other expenses in defending against claims and litigation and we may be required to pay settlement costs, damages, penalties or other charges which could adversely affect our financial condition and results of operations.

Risks Related to Regulation

Loss or suspension of our approvals, or limitations placed on our delivery volume, or the potential limitation or wind-down of, the role Fannie Mae, Freddie Mac and Ginnie Mae play in the residential mortgage-backed security (MBS) market have had, and could continue to have, an adverse effect on our business, operations and financial condition.

We originate loans which are intended to be eligible for sale to Fannie Mae, Freddie Mac, (together, the GSEs), government insured or guaranteed loans, such as FHA, VA and USDA loans, and loans eligible for Ginnie Mae securities issuance (collectively, the Agencies), in addition to other investors and counterparties (collectively, the Counterparties). We also have serviced loans sold to the GSE’s, as well as securitized with the Agencies and other Counterparties. We believe that having the ability to sell loans directly to these GSE’s, Agencies, and Counterparties and issue securities gives us an advantage in the overall mortgage origination market. The role of the GSE’s, Agencies, and Counterparties may become limited over time in their ability to guarantee mortgages or purchase mortgage loans. Conversely, the GSEs, Agencies, and Counterparties may propose to implement reforms relating to borrowers, lenders, and investors in the mortgage market, including reducing the maximum size of a purchasable loan, phasing-in a minimum down payment requirement for borrowers, changing underwriting standards, and increasing accountability and transparency in the securitization process. The GSEs, Agencies, and Counterparties may also limit the amount of loans a company can sell to them based upon the company’s net worth or the performance of loans sold to them. These limitations and reforms could negatively impact our financial condition, net earnings and growth.

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

The extent and timing of any regulatory reform regarding the GSEs, Agencies, Counterparties and the home mortgage market, as well as any effect on the Company’s business operations and financial results, are uncertain. It is important for us to sell or securitize the loans we originate and, when doing so, maintain the option to also sell the related MSR's associated with these loans. Prepayment speeds on loans generated through our retail direct channel have been a concern for some investors dating back to 2016, which has resulted and could further result in adverse pricing or delays in our ability to sell or securitize loans and related MSRs on a timely and profitable basis.  During the fourth quarter of 2017, Fannie Mae sufficiently limited the manner and volume for our deliveries of eligible loans such that we elected to cease deliveries to them and we expanded our whole loan investor base for these loans.  In 2019, with the creation of the uniform mortgage-backed securities (UMBS) market, which was intended to improve liquidity and align prepayment speeds across Fannie Mae and Freddie Mac securities, Freddie Mac raised concerns about the high prepayment speeds of our loans generated through our retail direct channel. During 2019 and 2020, we further expanded our investor base and completed servicing released loan sales to non-GSE whole loan investors and expect to continue to utilize these alternative exit strategies for Fannie Mae and Freddie Mac eligible loans.  In July 2020, we received notification from Freddie Mac that our eligibility to sell whole loans to Freddie Mac was suspended, without cause.  While we believe that the overall volume delivered under purchase commitments to the GSE’s was not material to our overall operations for 2019 and 2020, we are committed to operating actively and in good standing with our broad range of capital markets counterparties. We continue to take steps to manage our prepayment speeds to be more consistent with our industry comparables and to reestablish the full confidence and delivery mechanisms to our investor base, but we cannot provide any assurance that our eligibility to sell whole loans to Freddie Mac will be restored.

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

We are subject to federal, state and local laws and regulations related to the mortgage industry that generally regulate interest rates and other charges, require certain disclosures, and require applicable licensing. In addition, other state and local laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and debt collection practices may apply to the origination, servicing and collection of our loans. Violations of certain provisions of these federal and state laws and regulations may limit our ability to collect all or part of the principal of or interest on the loans and in addition could subject us to damages and additional lawsuits, could result in the mortgagors rescinding the loans whether held by us or subsequent holders of the loans, or could cause us to repurchase the loan and thereby suffer a loss on the transaction. In addition, such violations could subject us to fines and penalties imposed by state and federal regulators and cause us to be in default under our credit and repurchase lines and could result in the loss of licenses held by us including the ability to expand or continue lending in certain areas.

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

The CFPB has implemented rules and interpretations with strict residential mortgage loan compliance and underwriting standards as called for in the Dodd-Frank Act. The Act imposes significant liability for violation of those underwriting standards, and offers certain protection from that liability only for loans that comply with tight limitations and that do not contain certain alternative features (like balloon payments or interest only provisions). Those requirements and subsequent changes may affect our ability to originate residential mortgage loans or the profitability of those operations.

The CFPB continues to be active in its monitoring of the loan origination and servicing sectors, and its rules increase our regulatory compliance burden and associated costs.

We are subject to the regulatory, supervisory and examination authority of the CFPB, which has oversight of federal and state non-depository lending and servicing institutions, including residential mortgage originators and loan servicers. The CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage lenders and servicers, including TILA and RESPA and the Fair Debt Collections Practices Act. The CFPB has issued a number of regulations under the Dodd-Frank Act relating to loan origination and servicing activities, including ability-to-repay and “Qualified Mortgage” standards and other origination standards and practices as well as servicing requirements that address, among other things, periodic billing statements, certain notices and acknowledgements, prompt crediting of borrowers’ accounts for payments received, additional notice, review and timing requirements with respect to delinquent borrowers, loss mitigation, prompt investigation of complaints by borrowers, and lender-placed insurance notices. The CFPB has also amended provisions of Home Ownership and Equity Protection Act regarding the determination of high-cost mortgages, and of Regulation B, to implement additional requirements under the Equal Credit Opportunity Act with respect to valuations, including appraisals and automated valuation models. The CFPB has also issued guidance to loan servicers to address potential risks to borrowers that may arise in connection with transfers of servicing. Additionally, the CFPB has increased the focus on lender liability and vendor management across the mortgage servicing and settlement services industries, which may vary depending on the services being performed.

The CFPB’s examinations have increased, and will likely continue to increase, our administrative and compliance costs. They could also greatly influence the availability and cost of residential mortgage credit and increase servicing costs and risks. These increased costs of compliance, the effect of these rules on the lending industry and loan servicing, and any failure in our ability to comply with the new rules by their effective dates, could be detrimental to our business. The CFPB also issued guidelines on sending examiners to banks and other institutions that service and/or originate mortgages to assess whether consumers’ interests are protected. The CFPB has conducted routine examinations of our business and will conduct future examinations.

The CFPB also has broad enforcement powers, and can order, among other things, rescission or reformation of contracts, the refund of moneys or the return of real property, restitution, disgorgement or compensation for unjust enrichment, the payment of damages or other monetary relief, public notifications regarding violations, limits on activities or functions, remediation of practices, external compliance monitoring and civil money penalties. The CFPB has been active in investigations and enforcement actions and, when necessary, has issued civil money penalties to parties the CFPB determines have violated the laws and regulations it enforces. We anticipate an increase in regulatory enforcement activity by the CFPB under the new Biden administration.  Our failure to comply with the federal consumer protection laws, rules and regulations to which we are subject, whether actual or alleged, could expose us to enforcement actions or potential litigation liabilities.

In addition, the occurrence of one or more of the foregoing events or a determination by any court or regulatory agency that our policies and procedures do not comply with applicable law could impact our business operations. For example, if the violation is related to our servicing operations it could lead to downgrades by one or more rating agencies, a transfer of our servicing responsibilities, increased delinquencies on mortgage loans we service or any combination of these events. Such a determination could also require us to modify our servicing standards. The expense of complying with new or modified servicing standards may be substantial. Any such changes or revisions may have a material impact on our servicing operations, which could be detrimental to our business.

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

The market price of our securities has been volatile. We cannot guarantee that a consistently active trading market for our securities will continue. In addition, there can be no assurances that such markets will continue or that any shares which may be purchased may be sold without incurring a loss. Any such market price variation of our shares may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the shares in the future. The market price of our common stock is likely to continue to be highly volatile and could be significantly affected by factors including:

●	unanticipated fluctuations in our operating results;
●	general market and mortgage industry conditions;
●	mortgage and real estate fees;
●	delinquencies and defaults on outstanding mortgages;
●	loss severities on loans and REO;
●	prepayments on mortgages;
●	the regulatory environment and results of our mortgage originations;
●	mark to market adjustments related to the fair value of loans held-for-sale, mortgage servicing rights, long-term debt and derivatives;
●	interest rates; and
●	litigation.

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

In order to support our business objectives, we may raise capital through the sale of equity or convertible securities, including through the shelf registration statement that was declared effective by the Securities and Exchange Commission on December 19, 2019. The issuance or sale, or the proposed sale, of substantial amounts of our common stock in the public market could materially adversely affect the market price of our common stock or other outstanding securities and dilute our book value per share.

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

As of February 28, 2021, Todd M. Pickup and Richard H. Pickup, and their respective affiliates beneficially owned approximately 13.3% and 26.0%, respectively, of our outstanding common stock. Their beneficial ownership includes 395,349 shares and 534,884 shares of our common stock that Todd Pickup and Richard Pickup, respectively, has the right to acquire at any time by converting the outstanding principal balance of Amended Convertible Notes due May 9, 2022, at the initial conversion price of $21.50 per share. These stockholders could exercise significant influence over our Company. Such ownership may have the effect of control over substantially all matters requiring stockholder approval, including the election of directors. Furthermore, such ownership and control may have the effect of delaying or preventing a change in control of our Company, impeding a merger, consolidation, takeover or other business combination involving our Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company. We do not expect that these stockholders will vote together as a group. In addition, sales of significant amounts of shares held by these stockholders, or the prospect of these sales, could adversely affect the market price of our common stock.

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

We have also adopted an NOL rights plan, pursuant to which each share of common stock also has a “right” attached to it. Although the NOL rights plan was adopted to help preserve the value of certain deferred tax benefits, including those generated by net operating losses, it also has the effect of deterring or delaying an acquisition of our Company by a third party. The rights are not exercisable except upon the occurrence of certain takeover-related events—most importantly, the acquisition by a third party (the “Acquiring Person”) of more than 4.99% of our outstanding voting shares. Once triggered, the rights entitle the stockholders, other than the Acquiring Person, to certain “flip-in”, “flip-over” and exchange rights. The effect of triggering the rights is to expose the Acquiring Person to severe dilution of its ownership interest, as the shares of our common stock (or any surviving corporation) are offered to all of the stockholders other than the Acquiring Person at a steep discount to their market value. We have in the past, and may in the future, grant waivers to the limitations imposed by our NOL rights plan. This may affect the holdings of those shareholders who obtained the waivers and may affect the protection of, and hence the ability to make use of, our NOL’s.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our primary executive and administrative offices are located at 19500 Jamboree Road, Irvine, California 92612 where we have a premises lease expiring in September 2024. The premises consist of four floors where we occupy approximately 119,600 square feet.

ITEM 3.  LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 13 – Commitments and Contingencies in the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, which information is incorporated herein by reference.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Our common stock is currently listed on the NYSE American under the symbol “IMH”.

On March 5, 2021, the last quoted price of our common stock on the NYSE American was $2.94 per share. As of March 5, 2021, there were 182 holders of record, including holders who are nominees for an undetermined number of beneficial owners, of our common stock.

Our Board of Directors authorizes in its discretion the payment of cash dividends on its common stock, subject to an ongoing review of our profitability, liquidity and future operating cash requirements. We and some of our subsidiaries are subject to restrictions under our warehouse borrowings and long-term debt agreements on our ability to pay dividends if there is an event of default or otherwise. Plus, certain debt arrangements require the maintenance of ratios and contain restrictive financial covenants that could limit our ability, and the ability of our subsidiaries, to pay dividends. Furthermore, if we do not succeed in appealing and reversing an adverse judgment on the purported class action relating to our Series B Preferred stock and we are required to pay dividends on the Series B Preferred stock, we will be prohibited from paying dividends on our common stock until such preferred stock dividends are paid. The Board of Directors did not declare cash dividends on our common stock during the years ended December 31, 2020 and 2019. We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the

Securities Exchange Act of 1934. Refer to Item 1. “Business—Forward- Looking Statements” for a complete description of forward-looking statements. Refer to Item 1. “Business” for information on our businesses and operating segments.

Amounts are presented in thousands, except per share data or as otherwise indicated.

Market Conditions

The U.S. economy partially rebounded during the second half of 2020 after deteriorating rapidly into recession earlier in the year driven by the COVID-19 pandemic which resulted in disruption to business and economic activity as well as to the capital markets. COVID-19's effects in the U.S. and globally have been extreme, and the duration of the pandemic and its ultimate repercussions continue to remain unclear as recently introduced vaccines may not be widely available to the general public for some time and the number of individuals that choose to take the vaccine, once available, is uncertain. Unprecedented government economic intervention has likely dampened the pandemic's effects, but at uncertain long-term cost, and additional government support beyond what was enacted in 2020 is currently being considered. U.S. Gross Domestic Product (GDP) contracted at an estimated annual rate of 3.5 percent in 2020, while the total unemployment rate continues to remain high at 6.7 percent at December 2020 as compared with 3.5 percent at December 2019. After cutting short-term interest rates by 150 basis points (to near zero) in March 2020 and announcing various other initiatives to enhance liquidity and support the flow of credit to households and businesses, the Federal Reserve Board held short-term interest rates steady for the remainder of the year and has indicated it expects short-term rates to remain low for some time until it is confident that the economy is far along in a recovery.

The impact of the COVID-19 pandemic on economic conditions both in the United States and abroad during 2020 has created global uncertainty about the future economic environment including the length and depth of a global recession. Concerns over interest rate levels, energy prices, domestic and global policy issues, including civil unrest in the U.S., trade policy in the U.S. and geopolitical events as well as the implications of those events on the markets in general further add to this global uncertainty. Interest rate levels and energy prices, in combination with global economic conditions, fiscal and monetary policy and the level of regulatory and government scrutiny of financial institutions will continue to impact our results in 2021 and beyond.

Selected Financial Results for 2020 and 2019

	For the Three Months Ended			For the Year Ended
	December 31,	September 30,	December 31,	December 31,	December 31,
(in thousands, except per share data)	2020	2020	2019	2020	2019
Revenues:
Gain on sale of loans, net	$21,455	$19,261	$26,072	$14,004	$98,830
Servicing (expense) fees, net	(131)	(125)	2,973	3,603	12,943
(Loss) gain on mortgage servicing rights, net	(1,624)	(133)	353	(28,509)	(24,911)
Real estate services fees, net	294	332	753	1,312	3,287
Other	3	143	220	1,498	479
Total revenues (losses)	19,997	19,478	30,371	(8,092)	90,628
Expenses:
Personnel expense	13,255	11,186	18,005	52,880	65,191
Business promotion	552	104	3,091	3,859	9,319
General, administrative and other	6,116	4,828	6,284	24,534	22,410
Total expenses	19,923	16,118	27,380	81,273	96,920
Operating earnings (loss):	74	3,360	2,991	(89,365)	(6,292)
Other income (expense):
Net interest income	708	720	2,501	5,137	9,330
Change in fair value of long-term debt	(1,802)	(1,127)	(2,388)	1,899	(1,429)
Change in fair value of net trust assets	(1,092)	(1,349)	(3,964)	(5,688)	(9,831)
Total other (expense) income	(2,186)	(1,756)	(3,851)	1,348	(1,930)
(Loss) earnings before income taxes	(2,112)	1,604	(860)	(88,017)	(8,222)
Income tax expense (benefit)	78	4	(183)	133	(245)
Net (loss) earnings	$(2,190)	$1,600	$(677)	$(88,150)	$(7,977)
Other comprehensive (loss) earnings:
Change in fair value of mortgage-backed securities	—	—	(121)	—	—
Change in fair value of instrument specific credit risk	505	362	474	(20)	909
Total comprehensive (loss) earnings	$(1,685)	$1,962	$(324)	$(88,170)	$(7,068)

Diluted weighted average common shares	21,255	21,256	21,220	21,251	21,189
Diluted (loss) earnings per share	$(0.10)	$0.08	$(0.03)	$(4.15)	$(0.38)

Status of Operations

For the year ended December 31, 2020, net loss was $88.2 million, or $4.15 per diluted common share, as compared to net loss of $8.0 million, or $0.38 per diluted common share in 2019.  For the quarter ended December 31, 2020, net loss was $2.2 million, or $0.10 per diluted common share, as compared to net loss of $677 thousand, or $0.03 per diluted common share in the fourth quarter of 2019, and net earnings of $1.6 million, or $0.08 per diluted common share, in the third quarter of 2020.

Our financial results for the year ended December 31, 2020 were significantly impacted by the effects of the pandemic, which ultimately led to the previously disclosed temporary suspension of our lending activities during the second quarter of 2020.  Net loss for the year ended December 31, 2020, increased to $88.2 million primarily due to a significant loss on sale of loans, net in the first quarter of 2020, as well as mark-to-market decreases in fair value of our MSRs, as a result of the significant decline in interest rates as a result of the pandemic.  The $84.8 million decrease in gain on sale of loans, net was primarily due to the remarking of our NonQM position in the first quarter of 2020, as a result of substantial widening of spreads on credit assets and a reduction in available liquidity to finance credit assets, due to potential pandemic related payment delinquencies and forbearances, causing a severe decline in the values assigned by investors and counterparties for our NonQM position.  In addition to the remarking of our NonQM position, which decreased margins to 51 basis points (bps) as compared to 217 bps in 2019, the decrease in gain on sale of loans, net in 2020 was also partially due to origination volumes decreasing to $2.7 billion as compared to $4.5 billion in originations in 2019, as a result of our temporary suspension of lending activities during the second quarter of 2020.  Other (expense) income increased as compared to 2019 due to a decrease in loss on change in fair value of net trust assets, including REO trust losses and a decrease in fair value on our long-term debt, partially offset by a decrease in net interest spread as a result of the current interest rate environment.

Non-GAAP Financial Measures

For the year ended December 31, 2020, core loss before tax (as defined below) was $58.7 million, or $2.76 per diluted common share, as compared to core earnings before tax of $15.8 million, or $0.75 per diluted common share, in 2019.  For the quarter ended December 31, 2020, core earnings before tax were $3.3 million, or $0.16 per diluted common share, as compared to core earnings before tax of $1.8 million, or $0.08 per diluted common share, for the fourth quarter of 2019, and core earnings before tax of $4.4 million, or $0.21 per diluted common share, for the third quarter of 2020.

To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (GAAP), we use the following non-GAAP financial measures: core earnings (loss) before tax and diluted core earnings (loss) per share before tax.  Core earnings (loss) and diluted core earnings (loss) per share are financial measurements calculated by adjusting GAAP net (loss) earnings before tax to exclude certain non-cash items, such as fair value adjustments and mark-to-market of mortgage servicing rights (MSRs), and legacy non-recurring expenses.  The fair value adjustments are non-cash items which management believes should be excluded when discussing our ongoing and future operations.  We use core earnings (loss) before tax as we believe that it more accurately reflects our current business operations of mortgage originations and further aids our investors in understanding and analyzing our core operating results and comparing them among periods. These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for net (loss) earnings before income taxes, net (loss) earnings or diluted (loss) earnings per share (EPS) prepared in accordance with GAAP.  The tables below provide a reconciliation of net (loss) earnings before tax and diluted (loss) earnings per share to non-GAAP core earnings (loss) before tax and per share non-GAAP core earnings (loss) before tax:

	For the Three Months Ended			For the Year Ended
	December 31,	September 30,	December 31,	December 31,	December 31,
(in thousands, except per share data)	2020	2020	2019	2020	2019
Net (loss) earnings before tax:	$(2,112)	$1,604	$(860)	$(88,017)	$(8,222)

Change in fair value of mortgage servicing rights	1,621	115	(3,691)	24,229	12,161
Change in fair value of long-term debt	1,802	1,127	2,388	(1,899)	1,429
Change in fair value of net trust assets, including trust REO gains	1,092	1,349	3,964	5,688	9,831
Legal settlements and professional fees, for legacy matters	750	—	—	750	50
Legacy corporate-owned life insurance	150	251	—	577	—
Severance	—	—	—	—	539
Core earnings (loss) before tax	$3,303	$4,446	$1,801	$(58,672)	$15,788

Diluted weighted average common shares	21,255	21,256	21,220	21,251	21,189
Diluted core earnings (loss) per common share before tax	$0.16	$0.21	$0.08	$(2.76)	$0.75

Diluted (loss) earnings per common share	$(0.10)	$0.08	$(0.03)	$(4.15)	$(0.38)
Adjustments:
Income tax benefit	—	—	(0.01)	0.01	(0.01)
Change in fair value of mortgage servicing rights	0.08	0.01	(0.18)	1.14	0.58
Change in fair value of long-term debt	0.08	0.05	0.11	(0.09)	0.07
Change in fair value of net trust assets, including trust REO gains	0.05	0.06	0.19	0.26	0.46
Legal settlements and professional fees, for legacy matters	0.04	—	—	0.04	—
Legacy corporate-owned life insurance	0.01	0.01	—	0.03	—
Severance	—	—	—	—	0.03
Diluted core earnings (loss) per common share before tax	$0.16	$0.21	$0.08	$(2.76)	$0.75

Key Metrics

●	Total mortgage originations volumes were $810.0 million in the fourth quarter of 2020 and $2.7 billion in 2020 as compared to $1.5 billion in the fourth quarter of 2019 and $4.5 billion in 2019.

●	NonQM mortgage origination volumes decreased to $2.2 million in the fourth quarter of 2020 and $264.0 million in 2020 as compared to $325.7 million in the fourth quarter of 2019 and $1.2 billion in 2019.
●	Gain on sale of loans, net decreased to $21.5 million, with margins of approximately 265 basis points (bps) in the fourth quarter of 2020 as compared to $26.1 million, with margins of approximately 173 bps in the fourth quarter of 2019. Gain on sale of loans, net decreased to $14.0 million, with margins of approximately 51 bps for 2020 as compared to $98.8 million, with margins of approximately 217 bps for 2019.
●	Mortgage servicing portfolio decreased to $30.5 million at December 31, 2020 as compared to $4.9 billion at December 31, 2019.
●	Servicing (expense) fees, net decreased to an expense of $131 thousand in the fourth quarter of 2020 and fees of $3.6 million in 2020, as compared to fees of $3.0 in the fourth quarter of 2019 and $12.9 million in 2019.
●	Operating expenses (personnel, business promotion and general, administrative and other) decreased to $19.9 million in the fourth quarter of 2020 and $81.3 million in 2020, as compared to $27.4 million in the fourth quarter of 2019 and $96.9 million in 2019.

Mortgage Lending

During the year ended 2020, total originations decreased 40% to $2.7 billion as compared to $4.5 billion in 2019.  Retail originations represented the largest channel of originations with 90%, or $2.5 billion, of total originations in 2020.

For the fourth quarter of 2020, our total originations decreased to $810.0 million, a 46% decrease, as compared to $1.5 billion for the fourth quarter of 2019.  The overall reduction in originations as compared to 2019 was the result of our temporary suspension of lending activities during the second quarter of 2020, due to uncertainty caused by the COVID-19 pandemic, which decreased our maximum origination capacity in the third and fourth quarters as a result of our reduced headcount and inability to adequately replace lost headcount as a result of market competition for talent. The competition for talent has continued to be a binding constraint not only for us as we re-engaged in lending and expand our lending platform, but also industry wide.

	For the year ended December 31,
(in millions)	2020	%	2019	%
Originations by Channel:
Retail	$2,477.5	90%	$3,505.7	77%
Wholesale	215.0	8	816.3	18
Correspondent	54.4	2	226.8	5
Total originations	$2,746.9	100%	$4,548.8	100%

Our loan products primarily include conventional loans for Fannie Mae and Freddie Mac and government loans insured by FHA, VA and USDA.

Originations by Loan Type:

	For the Year Ended December 31,
(in millions)	2020	2019	% Change
Conventional	$2,401.6	$3,123.3	(23)%
Government (1)	70.6	184.0	(62)
NonQM	264.0	1,241.5	(79)
Jumbo	10.7	—	n/a
Total originations	$2,746.9	$4,548.8	(40)%

Weighted average FICO (2)	769	743
Weighted average LTV (3)	57.7%	65.9%
Weighted average coupon	2.71%	4.51%
Avg. loan size (in thousands)	$357.1	$362.0

(1)	Includes government-insured loans including FHA, VA and USDA.
(2)	FICO—Fair Isaac Corporation credit score.
(3)	LTV—loan to value—measures ratio of loan balance to estimated property value based upon third party appraisal.

We announced previously, after our temporary pause in lending during the second quarter of 2020, that we re-engaged lending activities on June 4, 2020, while continuing to maintain a defensive posture initially focusing on GSE, Federal Housing Administration (FHA) and Veterans Affairs (VA) and originating with tighter underwriting guidelines, we reentered the Non-Agency jumbo and NonQM market in the fourth quarter of 2020.  As a result, for the year ended December 31, 2020 the weighted average FICO for our originations increased as compared to 2019 and the weighted average LTV decreased as compared to 2019.

We entered 2020 building on the strong momentum gained over the past year repositioning the Company and focusing on our core NonQM lending business. During the first quarter of 2020, prior to the disruption caused by the pandemic, we originated $261.6 million in NonQM loans and were on pace to exceed our fourth quarter 2019 NonQM originations.  As financial markets became dislocated in March 2020, spreads widened substantially on credit assets due to potential COVID-19 pandemic related payment delinquencies and forbearances, causing a severe decline in the values assigned by investors and counterparties for NonQM assets. As a result, we ceased originating NonQM loans in the beginning of April 2020 as the decline in value increased the cost and liquidity to finance the product, reduced the ability to finance additional NonQM loans with lenders as well as diminished stable capital markets distribution exits.  In the fourth quarter of 2020, we re-engaged lending in the NonQM market.

We continue to believe there is an underserved mortgage market for borrowers with good credit who may not meet the qualified mortgage (QM) guidelines set out by the Consumer Financial Protection Bureau. The third quarter of 2020 saw the re-emergence of the NonQM market including capital markets distribution exits for the product. The re-emergence of the NonQM market has been defined by products that fit within a much tighter credit box, which is where our NonQM originations have been historically. We believe the quality, consistency and performance of our loans has been demonstrated through the previous issuance of four securitizations since 2018.  All four securitizations were 100% backed by Impac NonQM collateral with the senior tranches receiving AAA ratings.  In 2020, our NonQM originations had a weighted average Fair Isaac Company credit score (FICO) of 730 and a weighted average LTV ratio of 68%.  In 2019, our NonQM originations had a weighted average FICO of 731 and a weighted average LTV of 70%.

For the year ended December 31, 2020, the origination volume of NonQM loans was $264.0 million, or 10% of total originations, as compared to $1.2 billion, or 27% of total originations, in 2019.  In 2020, the retail channel accounted for 22% of NonQM originations while the third-party origination (TPO) channels accounted for 78% of NonQM production.  In 2019, the retail channel accounted for 21% of NonQM originations, while the TPO channels accounted for 79% of NonQM production.

For the year ended December 31, 2020, refinance volume decreased $1.2 billion, or approximately 32%, as compared to 2019. Our purchase money transactions declined 80% to $148.4 million for the year ended December 31, 2020, as compared to $735.8 million in 2019.  The reduction in both refinance and purchase money transactions are from our aforementioned temporary suspension of lending activities during the second quarter of 2020.

	For the Year Ended December 31,
(in millions)	2020	%	2019	%
Refinance	$2,598.5	95%	$3,813.0	84%
Purchase	148.4	5	735.8	16
Total originations	$2,746.9	100%	$4,548.8	100%

As of December 31, 2020, we have approximately 1,075 approved wholesale relationships with mortgage brokerage companies and are approved to lend in 47 states. We have approximately 187 approved correspondent relationships with banks, credit unions and mortgage companies and are approved to lend in 50 states; however, currently approximately 86% of our mortgage originations were generated from California in 2020.

Mortgage Servicing

The following table includes information about our mortgage servicing portfolio:

	At December 31,	% 60+ days	At December 31,	% 60+ days
(in millions)	2020	delinquent (1)	2019	delinquent (1)
Ginnie Mae	$30.5	2.00%	$105.4	2.41%
Freddie Mac	—	0.00	4,826.2	0.47
Fannie Mae	—	0.00	0.2	0.00
Total servicing portfolio	$30.5	2.00%	$4,931.8	0.51%

Number of loans	50		17,756
Weighted average coupon	2.61%		3.93%
Weighted average FICO	738		748
Weighted average LTV	85.0%		63.0%
Avg. Portfolio balance (in millions)	$1,633.0		$5,735.0
Avg. Loan size (in thousands)	$610.5		$277.8

(1)	Based on loan count.

At December 31 2020, the mortgage servicing portfolio decreased to $30.5 million as compared to $4.9 billion at December 31, 2019. The decrease in the mortgage servicing portfolio was primarily due to the sale of $4.2 billion in UPB of Freddie Mac and GNMA MSRs in the second and third quarters of 2020. Throughout 2019 and 2020, we have selectively retained mortgage servicing as well as increase whole loan sales on a servicing released basis to investors. In addition to the servicing sales in 2020, as a result of retaining a smaller portion of servicing on loans sold to third parties the runoff of the portfolio has exceeded the servicing retained. The servicing portfolio generated net servicing fees of $3.6 million for the year ended December 31, 2020, a 72% decrease over the net servicing fees of $12.9 million for the year ended December 31, 2019, as a result of the aforementioned servicing sales as well as a portfolio runoff caused by the decrease in mortgage interest rates which began in 2019. The sale of MSRs during 2020, will result in net servicing expense going forward as a result of a small balance servicing portfolio as well as interim servicing costs.

Delinquencies within the servicing portfolio are 2.0% for 60+ days delinquent as of December 31, 2020 as compared to 0.51% as of December 31, 2019.  The increase is the result of the small UPB of GNMA servicing we retained as of December 31, 2020, as compared to the blended delinquency rates across our entire servicing portfolio for 2019.

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

As the long-term mortgage portfolio continues to decline, we expect real estate services and the related revenues to decline. For the year ended December 31, 2020, the real estate services segment posted a net loss of $173 thousand as compared to net earnings of $1.9 million for the year ended December 31, 2019.

Long-Term Mortgage Portfolio

The long-term mortgage portfolio primarily includes (a) the residual interests in securitizations, (b) master servicing rights from the securitizations and (c) long-term debt.

Although we have seen some stabilization and improvement in defaults, the portfolio is expected to continue to suffer losses and may continue for the foreseeable future.  Such losses have been included in estimating the fair value of the related securitized mortgage collateral and borrowings.

For the year ended December 31, 2020, our residual interest in securitizations (represented by the difference between total trust assets and total trust liabilities) generated cash flows of $2.1 million as compared to $1.4 million for the year ended December 31, 2019. The increase in cash flows from our residual interest in securitizations during 2020 was due to the historically low interest rate environment which has allowed for an increase in excess spread to be remitted to the residual holder and an increase in prepayments which have paid off older vintage bonds as well as cure over-collateralization deficiencies in certain trusts.  At December 31, 2020, our residual interest in securitizations (represented by the difference between total trust assets and total trust liabilities) increased to $16.7 million compared to $15.5 million at December 31, 2019. The increase in residual fair value at December 31, 2020 was the result of excess spread and an increase in prepayments due to the current interest rate environment partially offset by an increase in loss assumptions for certain trusts as compared to 2019.

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

Critical Accounting Policies

We define critical accounting policies as those that are important to the portrayal of our financial condition and results of operations. Our critical accounting policies require management to make difficult and complex judgments that rely on estimates about the effect of matters that are inherently uncertain due to the effect of changing market conditions and/or consumer behavior. In determining which accounting policies meet this definition, we considered our policies with respect to the valuation of our assets and liabilities and estimates and assumptions used in determining those valuations. We believe the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations include the following:

●	fair value measurements;
●	variable interest entities and transfers of financial assets and liabilities;
●	repurchase reserve;
●	interest income and interest expense; and
●	income taxes.

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

Long-term debt—Long-term debt (consisting of junior subordinated notes) is reported at fair value within the long-term mortgage portfolio. These securities are measured based upon an analysis prepared by management, which utilizes a discounted cash flow analysis which takes into consideration our credit risk. Unrealized gains and losses are recognized in earnings in the accompanying consolidated statements of operations and comprehensive loss as change in fair value of long-term debt. Our estimate of the fair value of the long-term debt requires us to exercise significant judgment as to the timing and amount of the future obligation. Changes in assumptions resulting from changes in our credit risk profile will affect the estimated fair value of the long-term debt and those changes are recorded as a component of net earnings. A change in assumptions associated with the improvement in our credit risk profile could result in a significant increase in the estimated fair value of the long-term debt which would result in a significant charge to net earnings.

Variable Interest Entities and Transfers of Financial Assets and Liabilities

Historically, we securitized mortgages in the form of collateralized mortgage obligations (CMO) and real estate mortgage investment conduits (REMICs), (collectively, securitizations), which were either consolidated or unconsolidated depending on the design of the securitization structure. These securitizations are evaluated for consolidation in accordance with the variable interest model of FASB ASC 810-10-25.  A variable interest entity (VIE) is consolidated in the financial statements if the Company has the power to direct activities that most significantly impact the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.  A variable interest entity (VIE) is consolidated in the financial statements if the Company has the power to direct activities that most significantly impact the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.  We consolidate certain VIEs where we are both the primary beneficiary of the residual interests in the securitization trusts as well as the master servicer, which gives us the ability to unilaterally cause the securitization trust to return specific mortgages, other than through a clean up call. The assets and liabilities that are included in the consolidated VIEs include the mortgage loans and real estate owned collateralizing the debt securities which are included in securitized mortgage trust assets on our consolidated balance sheets and the debt securities payable to investors which are included in securitized mortgage trust liabilities on our accompanying consolidated balance sheets.

For consolidated securitizations that are structured as secured borrowings, we recognize interest income over the life of the securitized mortgage collateral and interest expense incurred for the securitized mortgage borrowings.

Investors in the securities issued by the securitization trust have no recourse to our non securitized assets or to us and have no ability to require us to provide additional assets, but rather have recourse only to the assets transferred to the trust.

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

Interest Income and Interest Expense

Interest income on securitized mortgage collateral and interest expense on securitized mortgage borrowings are recorded using the effective interest method for the period based on the previous quarter-end’s estimated fair value. Interest expense on long-term debt is recorded using the effective interest method based on estimated future interest rates and cash flows.

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

Financial Condition and Results of Operations

Financial Condition

For the years ended December 31, 2020 and 2019

The following table shows the condensed consolidated balance sheets for the following periods:

(in thousands, except per share data)	December 31,	December 31,	$	%
	2020	2019	Change	Change
ASSETS
Cash	$54,150	$24,666	$29,484	120%
Restricted cash	5,602	12,466	(6,864)	(55)
Mortgage loans held-for-sale	164,422	782,143	(617,721)	(79)
Mortgage servicing rights	339	41,470	(41,131)	(99)
Securitized mortgage trust assets	2,103,269	2,634,746	(531,477)	(20)
Other assets	41,524	50,788	(9,264)	(18)
Total assets	$2,369,306	$3,546,279	$(1,176,973)	(33)%
LIABILITIES & EQUITY
Warehouse borrowings	$151,932	$701,563	$(549,631)	(78)%
Convertible notes	20,000	24,996	(4,996)	(20)
Long-term debt (Par value; $62,000)	44,413	45,434	(1,021)	(2)
Securitized mortgage trust liabilities	2,086,557	2,619,210	(532,653)	(20)
Repurchase reserve	7,054	8,969	(1,915)	(21)
Other liabilities	43,699	41,870	1,829	4
Total liabilities	2,353,655	3,442,042	(1,088,387)	(32)
Total equity	15,651	104,237	(88,586)	(85)
Total liabilities and stockholders’ equity	$2,369,306	$3,546,279	$(1,176,973)	(33)%

Book value per share	$0.74	$4.90	$(4.16)	(85)%
Tangible book value per share	$0.74	$4.90	$(4.16)	(85)%

At December 31, 2020, cash increased to $54.2 million from $24.7 million at December 31, 2019. Cash balances increased primarily due a decrease in warehouse haircuts (difference between loan balance funded and amount advanced by warehouse lenders). Offsetting the increase in cash was the payment of operating expenses, pay-down of $5.0 million in principal of the Convertible Notes as well as unencumbered loans funded with our cash.

Restricted cash decreased $6.9 million to $5.6 million as of December 31, 2020, as compared to $12.5 million as of December 31, 2019.  The decrease between periods was primarily the result of a reduction in restricted cash pledged as collateral for our warehouse lines as a result of right sizing our maximum borrowing capacity down from $1.7 billion at December 31, 2019 to $550.0 million as December 31, 2020.

Mortgage loans held-for-sale decreased $617.7 million to $164.4 million at December 31, 2020 as compared to $782.1 million at December 31, 2019. The decrease primarily relates to our temporary suspension of lending activities during the second quarter of 2020, which decreased our maximum origination capacity in the third and fourth quarters as a result of our reduced headcount and inability to adequately replace lost headcount as a result of market competition for talent.  During the year ended December 31, 2020, we had originations of $2.7 billion offset by $3.3 billion in loan sales.

As a normal course of our origination and sales cycle, loans held-for-sale at the end of any period are generally sold within one or two subsequent months.

Mortgage servicing rights decreased $41.1 million to $0.3 million at December 31, 2020 as compared to $41.5 million at December 31, 2019. The decrease was due to $4.2 billion in UPB of MSR sales during the second and third quarters of 2020 as well as mark-to-market decreases in fair value of $22.0 million partially offset by additions of $2.1 million from servicing retained loan sales of $223.7 million in UPB.  At December 31, 2020, we serviced $30.5 million in UPB for others as compared to $4.9 billion at December 31, 2019.

Warehouse borrowings decreased $549.6 million to $151.9 million at December 31, 2020 as compared to $701.6 million at December 31, 2019. The decrease was due to a $617.7 million decrease in mortgage loans held-for-sale at December 31, 2020.  During 2020, we have right-sized our warehouse lending capacity reducing it by $1.1 billion to $550.0 million and reduced warehouse counterparties from six to three.

We had a MSR financing facility of $60.0 million.  This facility allowed us to borrow up to 60% of the fair market value of Freddie Mac and Ginnie Mae (subject to an acknowledgment agreement) pledged mortgage servicing rights. At December 31, 2020, we had no outstanding borrowings against the facility and had no available capacity for borrowing as a result of the sale of the FHLMC servicing in the second quarter of 2020.  In April 2020, Ginnie Mae announced they revised and expanded their issuer assistance program to provide financing to fund servicer advances through the Pass-Through Assistance Program (PTAP).  We had withdrawn $448 thousand in PTAP funds in May 2020.  The outstanding PTAP assistance funds were repaid in July 2020, upon the sale of the GNMA MSRs.

Repurchase reserve decreased $1.9 million to $7.1 million at December 31, 2020 as compared to $9.0 million at December 31, 2019.  The decrease was due to $7.1 million in settlements primarily related to repurchased loans as well as refunds of premiums to investors for early payoffs on loans sold, partially offset by $5.2 million increase in change in provision for repurchases as a result of an increase in expected early payoffs and future losses.

Book value per share decreased 85% to $0.74 at December 31, 2020 as compared to $4.90 at December 31, 2019. Book value per common share decreased 169% to ($1.70) as of December 31, 2020, as compared to $2.47 as of December 31, 2019 (inclusive of the remaining $51.8 million of liquidation preference on our preferred stock).  In the event we are not successful in appealing the Preferred B litigation, inclusive of the Preferred B stock cumulative undeclared dividends in arrears of $17.5 million, common book value per share was ($2.53) at December 31, 2020.

The changes in our trust assets and trust liabilities as summarized below.

	December 31,	December 31,	$	%
	2020	2019	Change	Change
Securitized mortgage collateral	$2,100,175	$2,628,064	$(527,889)	(20)%
Real estate owned (REO)	3,094	6,682	(3,588)	(54)
Total trust assets (1)	2,103,269	2,634,746	(531,477)	(20)

Securitized mortgage borrowings	$2,086,557	$2,619,210	$(532,653)	(20)%
Total trust liabilities (1)	2,086,557	2,619,210	(532,653)	(20)
Residual interests in securitizations	$16,712	$15,536	$1,176	8%

(1)	At December 31, 2020, the UPB of trust assets and trust liabilities was approximately $2.5 billion and $2.4 billion, respectively. At December 31, 2019, the UPB of trust assets and trust liabilities was approximately $3.0 billion and $2.9 billion, respectively.

Since the consolidated securitization trusts are nonrecourse to us, trust assets and liabilities have been netted in the table above to present our interest in these trusts more simply, which are considered the residual interests in securitizations. The residual interests are represented by the fair value of securitized mortgage collateral and real estate owned, offset by the fair value of securitized mortgage borrowings. We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining specified overcollateralization levels and other specified parameters (such as maximum delinquency and cumulative default) within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of total trust assets and total trust liabilities, was $16.7 million at December 31, 2020 compared to $15.5 million at December 31, 2019. The increase in residual fair value at December 31, 2020 was the result of an increase in fair value of certain trusts as a result of excess spread and an increase in prepayments due to the current interest rate environment partially offset by an increase in loss assumptions for certain trusts.

We update our collateral assumptions quarterly based on recent delinquency, default, prepayment and loss experience. Additionally, we update the forward interest rates and investor yield (discount rate) assumptions based on information derived from market participants. During the year ended December 31, 2020, actual losses were slightly elevated as compared to forecasted losses for the majority of trusts, including those with residual value.  Principal payments, prepayments and liquidations of securitized mortgage collateral and securitized mortgage borrowings also contributed to the reduction in trust assets and liabilities.

●	The estimated fair value of securitized mortgage collateral decreased $527.9 million during 2020 primarily due to reductions in principal from borrower payments and transfers of loans to REO for single-family and multi-family collateral. Additionally, other trust assets decreased $3.6 million during the year ended December 31, 2020, primarily due to a decrease of $21.9 million in REO from liquidations. Partially offsetting the decrease was an increase of $10.9 million in REO from foreclosures and a $7.4 million increase in the net realizable value (NRV) of REO.

●	The estimated fair value of securitized mortgage borrowings decreased $532.7 million during 2020 primarily due to reductions in principal balances from principal payments during the period for single-family and multi-family collateral partially offset by an increase in loss assumptions.

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

To estimate fair value of the assets and liabilities within the securitization trusts each reporting period, management uses an industry standard valuation and analytical model that is updated monthly with current collateral, real estate, derivative, bond and cost (servicer, trustee, etc.) information for each securitization trust. We employ an internal process to validate the accuracy of the model as well as the data within this model. Forecasted assumptions sometimes referred to as “curves,” for defaults, loss severity, interest rates (LIBOR, which is currently available for periods beyond 2021, however there is a likelihood that this information will be replaced with the Secured Overnight Financing Rate (SOFR) in the near future) and prepayments are input into the valuation model for each securitization trust. We hire third-party market participants to provide forecasted curves for the aforementioned assumptions for each of the securitizations. Management employs a process to qualitatively and quantitatively review the assumption curves for reasonableness using other information gathered from the mortgage and real estate market (i.e., third party home price indices, published industry reports discussing regional mortgage and commercial loan performance and delinquency) as well as actual default and foreclosure information for each trust from the respective trustees.

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

The following table presents changes in the trust assets and trust liabilities for the year ended December 31, 2020:

	TRUST ASSETS			TRUST LIABILITIES
	Level 3 Recurring Fair
	Value Measurement			Level 3 Recurring Fair
		NRV		Value Measurement
	Securitized	Real		Securitized	Net
	mortgage	estate	Total trust	mortgage	trust
	collateral	owned	assets	borrowings	assets
Recorded fair value at December 31, 2019	$2,628,064	$6,682	$2,634,746	$(2,619,210)	$15,536
Total gains/(losses) included in earnings:
Interest income	747	—	747	—	747
Interest expense	—	—	—	(65,421)	(65,421)
Change in FV of net trust assets, excluding REO (1)	(92,562)	—	(92,562)	79,481	(13,081)
Gains from REO – not at FV but at NRV (2)	—	7,393	7,393	—	7,393
Total (losses) gains included in earnings	(91,815)	7,393	(84,422)	14,060	(70,362)
Transfers in and/or out of level 3	—	—	—	—	—
Purchases, issuances and settlements	(436,074)	(10,981)	(447,055)	518,593	71,538
Recorded fair value at December 31, 2020	$2,100,175	$3,094	$2,103,269	$(2,086,557)	$16,712

(1)	Represents change in fair value of net trust assets, including trust REO gains in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2020.
(2)	Accounted for at net realizable value.

Inclusive of gains from REO, total trust assets above reflect a net loss of $85.2 million as a result of a decrease in fair value from securitized mortgage collateral of $92.6 million offset by gains from REO of $7.4 million. Net gains on trust liabilities were $79.5 million resulting from the decrease in fair value of securitized mortgage borrowings. As a result, other income, change in fair value of net trust assets, including trust REO gains (losses) increased by $1.2 million for the year ended December 31, 2020.

The table below reflects the net trust assets as a percentage of total trust assets (residual interests in securitizations):

	December 31,	December 31,
	2020	2019
Net trust assets	$16,712	$15,536
Total trust assets	2,103,269	2,634,746
Net trust assets as a percentage of total trust assets	0.79%	0.59%

For the year ended December 31, 2020, the estimated fair value of the net trust assets increased as a percentage of total trust assets due to an increase in prepayments and prepayment assumptions and a decrease in forward LIBOR offset by an increase in losses and loss assumptions.

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

The following tables present the estimated fair value of our residual interests by securitization vintage year and other related assumptions used to derive these values at December 31, 2020 and December 31, 2019:

	Estimated Fair Value of Residual			Estimated Fair Value of Residual
	Interests by Vintage Year at			Interests by Vintage Year at
	December 31, 2020			December 31, 2019
Origination Year	SF	MF	Total	SF	MF	Total
2002-2003 (1)	$8,575	$524	$9,099	$8,075	$604	$8,679
2004	2,654	775	3,429	3,386	709	4,095
2005	58	68	126	—	88	88
2006	—	4,058	4,058	—	2,674	2,674
Total	$11,287	$5,425	$16,712	$11,461	$4,075	$15,536
Weighted avg. prepayment rate	10.1%	13.3%	10.3%	10.5%	11.4%	10.6%
Weighted avg. discount rate	17.4%	18.0%	17.6%	18.0%	17.2%	17.8%

(1)	2002-2003 vintage year includes CMO 2007-A, since the majority of the mortgages collateralized in this securitization were originated during this period.

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

The table below reflects the estimated future credit losses and investor yield requirements for trust assets by product (SF and MF) and securitization vintage at December 31, 2020:

	Estimated Future			Investor Yield
	Losses (1)			Requirement (2)
	SF	MF		SF	MF
2002-2003	9%	*	% (3)	5%	10%
2004	12	*	(3)	5	5
2005	22	3		2	3
2006	14	*	(3)	4	5
2007	22	*	(3)	4	3

(1)	Estimated future losses derived by dividing future projected losses by unpaid principal balances at December 31, 2020.
(2)	Investor yield requirements represent our estimate of the yield third-party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.
(3)	Represents less than 1%.

Long-Term Mortgage Portfolio Credit Quality

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days late or greater, foreclosures and delinquent bankruptcies were

$514.0 million or 20.9% of the long-term mortgage portfolio as of December 31, 2020, as compared to $511.3 million or 17.3% as of December 31, 2019.

The following table summarizes the unpaid principal balances of loans in our mortgage portfolio, included within securitized mortgage collateral, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

	December 31,	Total	December 31,	Total
Securitized mortgage collateral	2020	Collateral	2019	Collateral
60 - 89 days delinquent	$47,483	1.9%	$88,553	3.0%
90 or more days delinquent	290,621	11.8	191,781	6.5
Foreclosures (1)	126,802	5.2	155,082	5.2
Delinquent bankruptcies (2)	49,069	2.0	75,880	2.6
Total 60 or more days delinquent	$513,975	20.9%	$511,296	17.3%
Total collateral	$2,454,657	100.0%	$2,964,654	100.0%

(1)	Represents properties in the process of foreclosure.
(2)	Represents bankruptcies that are 30 days or more delinquent.

At December 31, 2020, mortgage loans 60 or more days delinquent (whether or not subject to forbearance) increased 0.5% as compared to December 31, 2019.  Delinquency and forbearance are taken into account as part of our credit loss assumptions when determining the estimated fair value of our residual interests.  At December 31, 2020, residential loss assumptions for certain trusts increased as compared to December 31, 2019.  To the extent delinquencies and loans in forbearance increase in deals with residual fair value, the estimated fair value of our residual interests may decrease due to a reduction or delay in the timing of estimated cash flows.

The following table summarizes the UPB of securitized mortgage collateral, mortgage loans held-for-sale and real estate owned, that were non-performing as of the dates indicated (excludes 60-89 days delinquent):

		Total		Total
	December 31,	Collateral	December 31,	Collateral
	2020	%	2019	%
90 or more days delinquent (including forbearances), foreclosures and delinquent bankruptcies	$466,492	19.0%	$422,743	14.3%
Real estate owned inside and outside trusts	3,173	0.1	6,834	0.2
Total non-performing assets	$469,665	19.1%	$429,577	14.5%

Non-performing assets consist of non-performing loans (mortgages that are 90 or more days delinquent, including loans in foreclosure and delinquent bankruptcies plus REO). It is our policy to place a mortgage loan on nonaccrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. IFC, a subsidiary of IMH and master servicer, may be required to advance funds, or in most cases cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages. As of December 31, 2020, non-performing assets as a percentage of the total collateral was 19.1%. At December 31, 2019, non-performing assets to total collateral was 14.5%. Non-performing assets increased by approximately $40.1 million at December 31, 2020 as compared December 31, 2019. At December 31, 2020, the estimated fair value of non-performing assets was $135.0 million or 5.7% of total assets. At December 31, 2019, the estimated fair value of non-performing assets was $158.4 million or 4.5% of total assets.

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

For the year ended December 31, 2020, we recorded a $7.4 million increase in net realizable value of the REO compared to a decrease of $6.4 million for the comparable 2019 period. Increases and write-downs of the net realizable value reflect increases or declines in value of the REO subsequent to foreclosure date, but prior to the date of sale.

The following table presents the balances of the REO for continuing operations:

	December 31,	December 31,
	2020	2019
REO	$10,140	$21,195
Impairment (1)	(6,967)	(14,361)
Ending balance	$3,173	$6,834
REO inside trusts	$3,094	$6,682
REO outside trusts	79	152
Total	$3,173	$6,834

(1)	Impairment represents the cumulative write-downs of net realizable value subsequent to foreclosure.

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

Management recognizes that there are qualitative factors that must be taken into consideration when evaluating and measuring losses in the loan portfolios. These items include, but are not limited to, economic indicators that may affect the borrower’s ability to pay, changes in value of collateral, political factors, employment and market conditions, competitor’s performance, market perception, historical losses, COVID-19 pandemic and industry statistics. The assessment for losses is based on delinquency trends and prior loss experience and management’s judgment and assumptions regarding various matters, including general economic conditions and loan portfolio composition. Management continually evaluates these assumptions and various relevant factors affecting credit quality and inherent losses.

Results of Operations

For the year ended December 31, 2020 as compared to 2019

	For the Year Ended December 31,
			$	%
	2020	2019	Change	Change
Revenues	$(8,092)	$90,628	$(98,720)	(109)%
Expenses	(81,273)	(96,920)	(15,647)	(16)
Net interest income	5,137	9,330	(4,193)	(45)
Change in fair value of long-term debt	1,899	(1,429)	3,328	233
Change in fair value of net trust assets, including trust REO losses	(5,688)	(9,831)	4,143	42
Income tax (expense) benefit	(133)	245	378	154
Net loss	$(88,150)	$(7,977)	$(110,711)	(1,388)%
Loss per share available to common stockholders—basic	$(4.15)	$(0.38)	$(3.77)	(1,002)%
Loss per share available to common stockholders—diluted	$(4.15)	$(0.38)	$(3.77)	(1,002)%

Revenues

	For the Year Ended December 31,
			$	%
	2020	2019	Change	Change
Gain on sale of loans, net	$14,004	$98,830	$(84,826)	(86)%
Servicing fees, net	3,603	12,943	(9,340)	(72)
Real estate services fees, net	1,312	3,287	(1,975)	(60)
Loss on mortgage servicing rights, net	(28,509)	(24,911)	(3,598)	(14)
Other revenues	1,498	479	1,019	213
Total revenues	$(8,092)	$90,628	$(98,720)	(109)%

Gain on sale of loans, net.  For the year ended December 31, 2020,  gain on sale of loans, net totaled $14.0 million compared to $98.8 million in the comparable 2019 period. The $84.8 million decrease for the year ended December 31, 2020 is primarily due to the aforementioned temporary pause in lending during the second quarter of 2020.  The decrease in gain on sale of loans, net was most notably due to a $52.5 million decrease in gain on sale of loans, a $31.8 million increase in mark-to-market losses on loans held-for-sale (LHFS), a $9.9 million increase in realized and unrealized net losses on derivative financial instruments partially offset by a $260 thousand decrease in provision for repurchases.

As previously discussed, for the year ended December 31, 2020, the predominance of our decrease on gain on sale of loans, net was due to the substantial remarking of our NonQM loan portfolio held-for-sale as a result of spreads widening substantially on credit assets due to potential pandemic related payment delinquencies and forbearances, causing a severe decline in the values assigned by counterparties for NonQM assets.  For the year ended December 31, 2020, we originated and sold $2.7 billion and $3.3 billion of loans, respectively, as compared to $4.5 billion and $4.1 billion of loans originated and sold, respectively, during the same period in 2019. During the year ended December 31, 2020, margins decreased to approximately 51 bps as compared to 217 bps for the same period in 2019 as a result of our pause in lending during the second quarter of 2020 resulting in the aforementioned remarking of our LHFS portfolio as well as reduction in origination volume during the year.  During the fourth quarter of 2020, margins increased to 265 bps as compared to 173 bps in the fourth quarter of 2019, as a result of the historically low mortgage interest rate environment during 2020 which led to wider gain on sale margins in the fourth quarter of 2020 as compared to the same period in 2019.

Servicing fees, net.  For the year ended December 31, 2020, servicing fees, net was $3.6 million compared to $12.9 million in the comparable 2019 period.  The decrease in servicing fees, net was the result of the sale of substantially all of our servicing portfolio, $4.2 billion in UPB of Freddie Mac and GNMA MSRs, in the second and third quarters of 2020.  In addition, the substantial decrease in mortgage interest rates during 2019 and 2020 caused a significant increase in runoff of our mortgage servicing portfolio which combined with the servicing sales decreased the servicing portfolio average balance 72% to $1.6 billion for the year ended December 31, 2020 as compared to an average balance of $5.7 billion for the comparable period in 2019.  As a result of the servicing sales in the second and third quarters of 2020, we will continue to see a reduction in servicing fees, net and recognize a servicing expense related to interim subservicing and other servicing costs related to the small UPB of remaining servicing portfolio.    For the years ended December 31, 2020 and 2019, we had $223.7 million and $290.7 million, respectively, in servicing retained loan sales.

Loss on mortgage servicing rights, net.

	For the Year Ended December 31,
			$	%
	2020	2019	Change	Change
(Loss) gain on sale of mortgage servicing rights	$(6,547)	$860	$(7,407)	(861)%
Changes in fair value:
Due to changes in valuation market rates, inputs or assumptions	(17,682)	(13,021)	(4,661)	(36)
Other changes in fair value:
Scheduled principal prepayments	(500)	(2,395)	1,895	79
Voluntary prepayments	(3,780)	(10,355)	6,575	63
Total changes in fair value	$(21,962)	$(25,771)	$3,809	15

Loss on mortgage servicing rights, net	$(28,509)	$(24,911)	$(3,598)	(14)%

For the year ended December 31, 2020, loss on MSRs, net was $28.5 million compared to $24.9 million in the comparable 2019 period. For the year ended December 31, 2020, we recorded a $22.0 million loss from change in fair value of MSRs primarily due to changes in fair value associated with changes in market interest rates, inputs and assumptions as well as voluntary and scheduled prepayments.  As a result of the aforementioned significant decrease in interest rates during 2019 and through the year ended December 31, 2020, $21.5 million of the $22.0 million change in fair value of MSRs was due to prepayments, with $17.7 million primarily due to an increase in prepayment speed assumptions and $3.8 million due to voluntary prepayments. Additionally, during the year ended December 31, 2020, we recorded a $6.5 million loss on sale of MSRs primarily the result of fees and costs associated with the aforementioned servicing sales during the second and third quarters of 2020.

Real estate services fees, net.  For the year ended December 31, 2020, real estate services fees, net were $1.3 million compared to $3.3 million in the comparable 2019 period. The $2.0 million decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2019.

Other revenues. For the year ended December 31, 2020, other revenues were $1.5 million as compared to $479 thousand in the comparable 2019 period. The increase was the result of a $1.2 million increase in the cash surrender value associated with the corporate-owned life insurance trusts as a result of the payment of premiums, partially offset by a $137 thousand reduction in other revenues in 2020 as a result of a reduction in gain on mortgage-backed securities sold during 2019.

Expenses

	For the Year Ended December 31,
			$	%
	2020	2019	Change	Change
Personnel expense	$52,880	$65,191	$(12,311)	(19)%
General, administrative and other	24,534	22,410	2,124	9
Business promotion	3,859	9,319	(5,460)	(59)
Total expenses	$81,273	$96,920	$(15,647)	(16)%

Total expenses decreased by $15.6 million, or 16%, to $81.3 million for the year ended December 31, 2020 compared to $96.9 million for the comparable period 2019.  Personnel expense decreased $12.3 million to $52.9 million for the year ended December 31, 2020 as compared to the same period in 2019.  The decrease is primarily related to the temporary pause in lending during the second quarter of 2020, which decreased originations and related employee commission expense during the year ended December 31, 2020, as compared to the comparable period in 2019, partially offset by the aforementioned furlough during the second quarter of 2020.  Although personnel expense decreased during the year ended December 31, 2020, it increased to 192 bps of fundings as compared to 143 bps for the comparable 2019 period.  The increase is the result of competition for talent, which has continued to be a binding constraint not only for us, but also industry wide. As a result of the temporary pause in lending, and resulting furlough during the second quarter of

2020, average headcount decreased 25% for the year ended December 31, 2020 as compared to the same period in 2019.

General, administrative and other expenses increased to $24.5 million for the year ended December 31, 2020 compared to $22.4 million for the same period in 2019.  The increase was partially related to a $1.4 million increase in premiums associated with the corporate-owned life insurance trusts we consolidated in the first quarter of 2020 as compared to 2019.  The increase in general, administrative and other expenses was also due to a $1.5 million increase in legal and professional fees in part due to settlements of various wage and hour matters, ongoing litigation, as more fully described in Note 13 – Commitments and Contingencies in the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, as well as exploring alternative exit strategies for our NonQM loan portfolio held-for-sale during the year ended December 31, 2020.  Additionally, occupancy expense increased $115 thousand primarily due to right of use (ROU) asset impairment as well as additional leased space as compared to 2019.  In August 2019, we entered into an agreement to lease additional office space in our corporate office to accommodate the staffing increase during the third quarter of 2019.  During the first quarter of 2020, as a result of the pandemic and subsequent reduction in lending activities, we consolidated one floor of our corporate office and recognized ROU asset impairment of $393 thousand for the additional space leased in August 2019.  Offsetting these increases in expenses outlined above was a reduction in all other general, administrative and other expenses as a result of the reduction in origination volume due to our temporary pause in lending as compared to the same period in 2019.

Business promotion decreased $5.4 million to $3.9 million for the year ended December 31, 2020 compared to $9.3 million for the comparable period in 2019.  Business promotion decreased as a result of the aforementioned temporary pause in lending during the second quarter of 2020.  As we have reengaged lending, business promotion has remained low as compared to prior periods as a result of the current interest rate environment which requires significantly less business promotion to source leads.  We intend to continue to source leads through digital campaigns, which allow for a more cost effective approach, increasing the ability to be more price and product competitive to more specific target geographies.

Other Income

	For the Year Ended December 31,

	2020	2019
Interest income	$118,908	$165,198
Interest expense	(113,771)	(155,868)
Net interest income	5,137	9,330

Change in fair value of long-term debt	1,899	(1,429)
Change in fair value of net trust assets, including trust REO losses	(5,688)	(9,831)
Total other income (expense)	$1,348	$(1,930)

Net Interest Income

We earn net interest income primarily from mortgage assets which include securitized mortgage collateral and loans held-for-sale, or collectively, “mortgage assets,” and, to a lesser extent, interest income earned on cash and cash equivalents. Interest expense is primarily interest paid on borrowings secured by mortgage assets, which include securitized mortgage borrowings and warehouse borrowings and, to a lesser extent, interest expense paid on long-term debt, Convertible Notes, MSR Financing and corporate owned life insurance trusts. Interest income and interest expense during the period primarily represents the effective yield, based on the fair value of the trust assets and liabilities.

The following tables summarize average balance, interest and weighted average yield on interest-earning assets and interest-bearing liabilities, for the periods indicated.

	For the Year Ended December 31,
	2020			2019
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$2,281,574	$106,959	4.69%	$2,908,792	$135,487	4.66%
Mortgage loans held-for-sale	275,874	11,837	4.29	593,686	29,079	4.90
Other	51,243	112	0.22	33,782	632	1.87
Total interest-earning assets	$2,608,691	$118,908	4.56%	$3,536,260	$165,198	4.67%
LIABILITIES
Securitized mortgage borrowings	$2,269,727	$98,030	4.32%	$2,902,438	$126,088	4.34%
Warehouse borrowings	252,565	9,444	3.74	547,421	23,543	4.30
MSR financing facilities	3,014	119	3.95	200	16	8.00
Long-term debt	42,825	3,797	8.87	44,468	4,329	9.74
Convertible notes	24,241	1,982	8.18	24,990	1,886	7.55
Other	8,942	399	4.46	19	6	31.58
Total interest-bearing liabilities	$2,601,314	$113,771	4.37%	$3,519,536	$155,868	4.43%
Net interest spread (1)		$5,137	0.19%		$9,330	0.24%
Net interest margin (2)			0.20%			0.26%

(1)	Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.
(2)	Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest spread decreased $4.2 million for the year ended December 31, 2020 primarily attributable to a decrease in the net interest spread between loans held-for-sale and their related warehouse borrowings, a decrease in the net interest spread on the securitized mortgage collateral and securitized mortgage borrowings, an increase in interest expense on the corporate owned life insurance trusts (within other liabilities), an increase in interest expense on MSR financing and convertible notes.  Offsetting the decrease in net interest spread income was a decrease in interest expense on the long-term debt.  As a result, net interest margin decreased to 0.20% for the year ended December 31, 2020 as compared to 0.26% for the year ended December 31, 2019.

During the year ended December 31, 2020, the yield on interest-earning assets decreased to 4.56% from 4.67% in the comparable 2019 period. The yield on interest-bearing liabilities decreased to 4.37% for the year ended December 31, 2020 from 4.43% for the comparable 2019 period. In connection with the fair value accounting for securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense are recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to increased prices on mortgage-backed bonds which resulted in a decrease in yield as compared to the previous period.

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

During 2020, the fair value of long-term debt decreased by $1.0 million to $44.4 million from $45.4 million at December 31, 2019.  The decrease in estimated fair value was the result of a $1.9 million change in the market specific credit risk as a result of a decrease in the forward LIBOR partially offset by a $28 thousand change in the instrument specific credit risk and a $850 thousand increase due to accretion.

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

Change in fair value of net trust assets, including trust REO gains (losses)

	For the Year Ended
	December 31,
	2020	2019
Change in fair value of net trust assets, excluding REO	$(13,081)	$(3,397)
Gains (losses) from REO	7,393	(6,434)
Change in fair value of net trust assets, including trust REO gains (losses)	$(5,688)	$(9,831)

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $5.7 million for the year ended December 31, 2020. The change in fair value of net trust assets, excluding trust REO was due to $13.1 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral as a result of increases in loss assumptions on certain trusts during the period partially offset by a decrease in LIBOR during 2020 as compared to 2019.  These losses were partially offset by an increase in the NRV of REO of $7.4 million during the period attributed to lower expected loss severities on properties within certain states held in the long-term mortgage portfolio during the year ended December 31, 2020.

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $9.8 million for the year ended December 31, 2019. The change in fair value of net trust assets, excluding trust REO was due to $3.4 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral primarily associated with an increase in prepayment and loss assumptions partially offset by a decrease in LIBOR during 2019.  Additionally, the NRV of REO decreased $6.4 million during the period attributed to higher expected loss severities on properties held in the long-term mortgage portfolio during the year ended December 31, 2019.

Income Taxes

We recorded income tax expense (benefit) of $133 thousand and $(245) thousand for the years ended December 31, 2020 and 2019, respectively. The income tax expense of $133 thousand for the year ended December 31, 2020 is primarily the result of state income taxes from states where we do not have net operating loss (NOL) carryforwards or state minimum taxes.  The income tax benefit of $245 thousand for the year ended December 31, 2019 is primarily the result of a benefit resulting from the intraperiod allocation rules that are applied when there is a pre-tax loss from continuing operations and pre-tax income from other comprehensive income partially offset by state taxes from states where the Company does not have NOL carryforwards or state minimum taxes, including AMT.

As of December 31, 2020, we had federal NOL carryforwards of $609.3 million. As of December 31, 2020, the estimated Federal NOL carryforward expiration schedule is as follows (in millions):

Tax Year Established	Amount	Expiration Date
12/31/2007	$166.9	12/31/2027
12/31/2008	3.6	12/31/2028
12/31/2009	101.6	12/31/2029
12/31/2010	89.7	12/31/2030
12/31/2011	44.1	12/31/2031
12/31/2012	—	12/31/2032
12/31/2013	28.5	12/31/2033
12/31/2014	—	12/31/2034
12/31/2015	30.5	12/31/2035
12/31/2016	55.0	12/31/2036
12/31/2017	37.7	12/31/2037
12/31/2018	—	n/a
12/31/2019	3.3	n/a
12/31/2020 (1)	48.4	n/a
Total Federal NOLs	$609.3

(1)	NOL amounts are estimates until the final tax returns are filed in October 2021. Additionally, any NOLs that are generated subsequent to the enactment of the Tax Act on January 1, 2018, have an indefinite life.

As of December 31, 2020, we had California NOL carryforwards of $420.3 million, which begin to expire in 2028.  We may not be able to realize the maximum benefit due to the nature and tax entities that holds the NOL.

Our deferred tax assets are primarily the result of net operating losses and basis differences on mortgage securities and goodwill. We have recorded a full valuation allowance against our deferred tax assets at December 31, 2020 as it is more likely than not that the deferred tax assets will not be realized. The valuation allowance is based on the management's assessment that it is more likely than not that certain deferred tax assets, primarily net operating loss carryforwards, may not be realized in the foreseeable future due to objective negative evidence that we may not generate sufficient taxable income to realize the deferred tax assets.

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

Results of Operations by Business Segment

We have three primary operating segments: Mortgage Lending, Real Estate Services and Long-Term Mortgage Portfolio. Unallocated corporate and other administrative costs, including the cost associated with being a public company as well as the interest expense related to the convertible notes and capital leases, are presented in Corporate. Segment operating results are as follows:

Mortgage Lending

Condensed Statements of Operations Data

	For the Year Ended December 31,
			$	%
	2020	2019	Change	Change
Gain on sale of loans, net	$14,004	$98,830	$(84,826)	(86)%
Servicing fees, net	3,603	12,943	(9,340)	(72)
Loss on mortgage servicing rights, net	(28,509)	(24,911)	(3,598)	(14)
Total revenues	(10,902)	86,862	(97,764)	(113)

Other income	2,501	6,224	(3,723)	(60)

Personnel expense	(46,445)	(58,655)	12,210	21
Business promotion	(3,845)	(9,282)	5,437	59
General, administrative and other	(10,579)	(11,599)	1,020	9
(Loss) earnings before income taxes	$(69,270)	$13,550	$(82,820)	(611)%

For the year ended December 31, 2020,  gain on sale of loans, net totaled $14.0 million compared to $98.8 million in the comparable 2019 period. The $84.8 million decrease for the year ended December 31, 2020 is primarily due to the aforementioned temporary pause in lending during the second quarter of 2020.  The decrease in gain on sale of loans, net was most notably due to a $52.5 million decrease in gain on sale of loans, a $31.8 million increase in mark-to-market losses on LHFS, a $9.9 million increase in realized and unrealized net losses on derivative financial instruments partially offset by a $260 thousand decrease in provision for repurchases.

As previously discussed, for the year ended December 31, 2020, the predominance of our decrease on gain on sale of loans, net was due to the substantial remarking of our NonQM loan portfolio held-for-sale as a result of spreads widening substantially on credit assets due to potential pandemic related payment delinquencies and forbearances, causing a severe decline in the values assigned by counterparties for NonQM assets.  For the year ended December 31, 2020, we originated and sold $2.7 billion and $3.3 billion of loans originated and sold, respectively, as compared to $4.5 billion and $4.1 billion of loans originated and sold, respectively, during the same period in 2019. During the year ended December 31, 2020, margins decreased to approximately 51 bps as compared to 217 bps for the same period in 2019 as a result of our pause in lending during the second quarter of 2020 resulting in the aforementioned remarking of our LHFS portfolio as well as reduction in origination volume during the year.  During the fourth quarter of 2020, margins increased to 265 bps as compared to 173 bps in the fourth quarter of 2019, as a result of the historically low mortgage interest rate environment during 2020 which led to wider gain on sale margins in the fourth quarter of 2020 as compared to the same period in 2019.

For the year ended December 31, 2020, servicing fees, net was $3.6 million compared to $12.9 million in the comparable 2019 period.  The decrease in servicing fees, net was the result of the sale of substantially all of our servicing portfolio, $4.2 billion in UPB of Freddie Mac and GNMA MSRs, in the second and third quarters of 2020.  In addition, the substantial decrease in mortgage interest rates during 2019 and 2020 caused a significant increase in runoff of our mortgage servicing portfolio which combined with the servicing sales decreased the servicing portfolio average balance 72% to $1.6 billion for the year ended December 31, 2020 as compared to an average balance of $5.7 billion for the comparable period in 2019.  As a result of the servicing sales in the second and third quarters of 2020, we will continue to see a reduction in servicing fees, net and recognize a servicing expense related to interim subservicing and other servicing costs related to the small UPB of remaining servicing portfolio.  For the years ended December 31, 2020 and 2019, we had $223.7 million and $290.7 million, respectively, in servicing retained loan sales.

For the year ended December 31, 2020, loss on MSRs, net was $28.5 million compared to $24.9 million in the comparable 2019 period. For the year ended December 31, 2020, we recorded a $22.0 million loss from change in fair value of MSRs primarily due to changes in fair value associated with changes in market interest rates, inputs and assumptions as well as voluntary and scheduled prepayments.  As a result of the aforementioned significant decrease in interest rates during 2019 and through the year ended December 31, 2020, $21.5 million of the $22.0 million change in fair value of MSRs was due to prepayments, with $17.7 million primarily due to an increase in prepayment speed assumptions and $3.8 million due to voluntary prepayments. Additionally, during the year ended December 31, 2020, we recorded a $6.5 million loss on sale of MSRs primarily the result of fees and costs associated with the aforementioned servicing sales during the second and third quarters of 2020.

For the year ended December 31, 2020, other income decreased to $2.5 million as compared to $6.2 million in the comparable 2019 period. The $3.7 million decrease in other income was primarily due to a $3.1 million decrease in net interest spread between loans held-for-sale and their related warehouse borrowings during the year ended December 31, 2020 as compared to the comparable period in 2019. The decrease in other income was also attributable to a $215 thousand decrease in interest income on mortgage-backed securities purchased and sold during 2019, a $303 thousand decrease on invested cash balances, a $137 thousand reduction in gain on mortgage-backed securities sold during 2019 and a $103 thousand increase in interest expense related to an increase in the utilization of the MSR financing facilities during 2020.

Personnel expense decreased $12.2 million to $46.4 million for the year ended December 31, 2020 as compared to the same period in 2019.  The decrease is primarily related to the temporary pause in lending during the second quarter of 2020, which decreased originations and related employee commission expense during the year ended December 31, 2020, as compared to the comparable period in 2019, partially offset by the aforementioned furlough during the second quarter of 2020.  Although personnel expense decreased during the year ended December 31, 2020, it increased to 169 bps of fundings as compared to 129 bps for the comparable 2019 period.  The increase is the result of competition for talent, which has continued to be a binding constraint not only for us, but also industry wide. As a result of the temporary pause in lending, and resulting furlough during the second quarter of 2020, average headcount in the mortgage lending segment decreased 30% for the year ended December 31, 2020 as compared to the same period in 2019.

Business promotion decreased $5.4 million to $3.9 million for the year ended December 31, 2020 compared to $9.3 million for the comparable period in 2019.  Business promotion decreased as a result of the aforementioned temporary pause in lending during the second quarter of 2020.  As we have reengaged lending, business promotion has remained low as compared to prior periods as a result of the current interest rate environment which requires significantly less business promotion to source leads.  We intend to continue to source leads through digital campaigns, which allow for a more cost effective approach, increasing the ability to be more price and product competitive to more specific target geographies.

General, administrative and other expenses decreased to $10.6 million for the year ended December 31, 2020, compared to $11.6 million for the same period in 2019.  The decrease was partially related to a $572 thousand reduction in developed software amortization as part of the initial CCM transaction which was fully amortized in 2019.  Occupancy expense decreased approximately $383 thousand due to the aforementioned reduction in personnel in the mortgage lending segment as a result of the temporary pause in lending, which reduced allocated rent to the mortgage lending division.  Partially offsetting the reduction in occupancy expense was in increase in occupancy expense related to a ROU asset impairment as well as additional leased space as compared to the year ended 2019.  In August 2019, we entered into an agreement to lease additional office space in our corporate office to accommodate the staffing increase during the third quarter of 2019.  During the first quarter of 2020, as a result of the pandemic and subsequent reduction in lending activities, we consolidated one floor of our corporate office and recognized ROU asset impairment of $393 thousand for the additional space leased in August 2019.  Additionally, data processing decreased $210 thousand and all other general, administrative and other expenses decreased $698 thousand as a result of the reduction in origination volume due to our temporary pause in lending as compared to the same period in 2019.  Partially offsetting the decrease in general, administrative and other expenses was an $844 thousand increase in legal and professional fees in part due to settlements of various wage and hour matters, ongoing litigation, as more fully described in Note 13 – Commitments and Contingencies in the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, as well as exploring alternative exit strategies for our NonQM loan portfolio held-for-sale during the year ended December 31, 2020.

Long-Term Mortgage Portfolio

	For the Year Ended December 31,
			$	%
	2020	2019	Change	Change
Other revenue	$143	$260	$(117)	(45)%

Personnel expense	(131)	(124)	(7)	(6)
General, administrative and other	(502)	(407)	(95)	(23)
Total expenses	(633)	(531)	(102)	(19)

Net interest income	5,133	5,071	62	1
Change in fair value of long-term debt	1,899	(1,429)	3,328	233
Change in fair value of net trust assets, including trust REO gains (losses)	(5,688)	(9,831)	4,143	42
Total other income (expense)	1,344	(6,189)	7,533	122
Earnings (loss) before income taxes	$854	$(6,460)	$7,314	113%

For the year ended December 31, 2020, net interest income totaled $5.1 million as compared to $5.1 million for the comparable 2019 period. Net interest income increased $62 thousand for the year ended December 31, 2020 primarily attributable to a $532 thousand decrease in interest expense on the long-term debt associated with a decrease in three-month LIBOR as compared to the same period in 2019 partially offset by a $470 thousand decrease in net interest spread on the long-term mortgage portfolio as previously discussed.

During 2020, the fair value of long-term debt decreased by $1.0 million to $44.4 million from $45.4 million at December 31, 2019.  The decrease in estimated fair value was the result of a $1.9 million change in the market specific credit risk as a result of a decrease in the forward LIBOR partially offset by a $28 thousand change in the instrument specific credit risk and a $850 thousand increase due to accretion.

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $5.7 million for the year ended December 31, 2020. The change in fair value of net trust assets, excluding trust REO was due to $13.1 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral as a result of increases in loss assumptions on certain trusts during the period partially offset by a decrease in LIBOR during 2020 as compared to 2019.  These losses were partially offset by an increase in the NRV of REO of $7.4 million during the period attributed to lower expected loss severities on properties within certain states held in the long-term mortgage portfolio during the year ended December 31, 2020.

Real Estate Services

	For the Year Ended December 31,
			$	%
	2020	2019	Change	Change
Real estate services fees, net	$1,312	$3,287	$(1,975)	(60)%
Personnel expense	(1,151)	(1,124)	(27)	(2)
General, administrative and other	(334)	(267)	(67)	(25)
(Loss) earnings before income taxes	$(173)	$1,896	$(2,069)	(109)%

For the year ended December 31, 2020, real estate services fees, net were $1.3 million compared to $3.3 million in the comparable 2019 period. The $2.0 million decrease in real estate services fees, net was primarily the result of a $1.2 million decrease in real estate service fees, a $713 thousand decrease in loss mitigation fees and a $109 thousand decrease in real estate and recovery fees.  The decrease in real estate service fees, loss mitigation and real estate and recovery fees for the year ended December 31, 2020 was a result of the continued decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2019.

Corporate

	For the Year Ended December 31,
			$	%
	2020	2019	Change	Change
Interest expense	$(2,362)	$(1,808)	$(554)	(31)%
Other expenses	(17,066)	(15,400)	(1,666)	(11)
Net loss before income taxes	$(19,428)	$(17,208)	$(2,220)	(13)%

For the year ended December 31, 2020, interest expense increased to $2.4 million as compared to $1.8 million in the comparable 2019 period. The $554 thousand increase in interest expense was primarily a $393 thousand increase in interest expense associated with the premium financing associated with the corporate-owned life insurance trusts liability as well as a $241 thousand increase in interest expense associated with accretion related to warrants issued as part of the convertible note extension entered into in May 2020 as well as a reduction in interest income on invested cash balances. Partially offsetting the increase in interest expense was a reduction in the interest rate on the Notes from 7.5% to 7.0% per annum effective May 2020 as well as a reduction in interest expense following the pay-down of $5.0 million in principal of the Notes on November 9, 2020.

For the year ended December 31, 2020, other expenses increased to $17.1 million as compared to $15.4 million for the comparable 2019 period. During the year ended December 31, 2020, the primary increase in other expenses was a $1.4 million increase in premiums associated with the corporate-owned life insurance trusts liability, a $803 thousand increase in benefit claims and a $520 thousand increase in legal and professional fees as a result of ongoing litigation, as more fully described in Note 13 – Commitments and Contingencies in the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, as well as exploring alternative exit strategies for our NonQM loan portfolio held-for-sale during the year ended December 31, 2020.   Additionally, occupancy expense increased $501 thousand in the corporate segment due to the aforementioned reduction in personnel in the mortgage lending segment as a result of the temporary pause in lending, which reduced allocated rent to the mortgage lending division and increased the rent in corporate.  General, administrative and other expenses increased $767 thousand as a result of our temporary pause and reengagement in lending activities during the year ended December 31, 2020.  Offsetting the increase in other expenses was a $1.2 million increase in the cash surrender value associated with the corporate-owned life insurance trusts as a result of the payment of premiums as well as a $1.1 million decrease in personnel expense as a result of a reduction in bonuses, incentives and other compensation expense in the corporate segment.

Liquidity and Capital Resources

During the year ended December 31, 2020, we funded our operations primarily from mortgage lending revenues and, to a lesser extent, real estate services fees and cash flows from our residual interests in securitizations.  Mortgage lending revenues include gain on sale of loans, net, servicing fees, net, proceeds from the sale of mortgage servicing rights and other mortgage related income.  We funded mortgage loan originations using warehouse facilities, which are repaid once the loan is sold.  We may also seek to raise capital by issuing debt or equity.

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

Sources of Liquidity

Cash flows from our mortgage lending operations.  We receive loan fees from loan originations. Fee income consists of application and underwriting fees and fees on cancelled loans. These loan fees are offset by the related direct loan origination costs including broker fees related to our wholesale and correspondent channels. In addition, we generally recognize net interest income on loans held-for-sale from the date of origination through the date of disposition. We sell or securitize substantially all of the loans we originate in the secondary mortgage market, with servicing rights released or retained. Loans are sold on a whole loan basis by entering into sales transactions with third-party investors in which we receive a premium for the loan and related servicing rights, if applicable. The mortgage lending operations sold $3.3 billion of mortgages through whole loan sales and securitizations during 2020. Additionally, the mortgage lending operations enter into IRLCs and utilize Hedging Instruments and forward delivery commitments to hedge interest rate risk. We may be subject to pair-off gains and losses associated with these instruments. Since we rely significantly upon loan sales to generate cash proceeds to repay warehouse borrowings and to create credit availability, any disruption in our ability to complete loan sales may require us to utilize other sources of financing, which, if available at all, may be on less favorable terms. In addition, delays in the disposition of our mortgage loans increase our risk by exposing us to credit and interest rate risk for this extended period of time.

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

We receive servicing income net of subservicing cost and other related servicing expenses from our mortgage servicing portfolio. Servicing fees, net decreased to $3.6 million as a result of the servicing portfolio decreasing to an average balance of $1.6 billion for the year ended December 31, 2020 as compared to an average balance of $5.7 billion for the year ended December 31, 2019.  The decrease in servicing fees, net was the result of the sale of substantially all of our servicing portfolio, $4.2 billion in UPB of Freddie Mac and GNMA MSRs, in the second and third quarters of 2020.  In addition, the substantial decrease in mortgage interest rates during 2019 and 2020 caused a significant increase in runoff of our mortgage servicing portfolio which combined with the servicing sales contributed to the 72% reduction in servicing portfolio average balance during the year ended December 31, 2020.  Despite retaining a small amount of GNMA servicing at December 31, 2020, we will continue to see a significant reduction in our servicing fees, net as a result of the servicing sales in the second and third quarters of 2020, and expect net servicing expense due to interim subservicing and other servicing costs.  For the years ended December 31, 2020 and 2019, we had $223.7 million and $290.7 million, respectively, in servicing retained loan sales.

Fees from our real estate service business activities.  We earn fees from various real estate business activities, including loss mitigation, real estate disposition, monitoring and surveillance services and real estate brokerage. We provide services to investors, servicers and individual borrowers primarily by focusing on loss mitigation and performance of our long-term mortgage portfolio.

Cash flows from our long-term mortgage portfolio (residual interests in securitizations).  We receive residual cash flows on mortgages held as securitized mortgage collateral after distributions are made to investors on securitized mortgage borrowings to the extent required credit enhancements are maintained and performance covenants are complied with for credit ratings on the securitized mortgage borrowings. For the year ended December 31, 2020, our residual interests generated cash flows of $2.1 million.  These cash flows represent the difference between principal and interest payments on the underlying mortgages and are affected by the following:

●	servicing and master servicing fees paid;
●	premiums paid to mortgage insurers;
●	cash payments/receipts on derivatives;
●	interest paid on securitized mortgage borrowings;

●	principal payments and prepayments paid on securitized mortgage borrowings;
●	overcollateralization requirements;
●	actual losses, net of any gains incurred upon disposition of other real estate owned or acquired in settlement of defaulted mortgages;
●	unpaid interest shortfall; and
●	basis risk shortfall.

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

Uses of Liquidity

Acquisition and origination of mortgage loans.  During 2020, the mortgage lending operations originated or acquired $2.7 billion of mortgage loans. Capital invested in mortgages is outstanding until we sell the loans. Initial capital invested in mortgage loans includes premiums paid when mortgages are acquired and originated and our capital investment, or “haircut,” required upon financing, which is generally determined by the type of collateral provided and the warehouse facility terms. The mortgage loan originations were financed with warehouse borrowings at a haircut generally between 2% to 10% of the outstanding principal balance of the mortgage loans which increases based upon the number of days on the line. The haircuts are normally recovered from sales proceeds.

Investment in mortgage servicing rights.  As part of our business plan, we have selectively invested in mortgage servicing rights through the sale of mortgage loans on a servicing retained basis and to a lesser extent the purchase of MSR pools.  Beginning in 2019 and throughout 2020, we began to retain less servicing by doing more whole loan sales and for the year ended December 31, 2020, we capitalized $2.1 million in mortgage servicing rights from selling $223.7 million in loans with servicing retained.

Cash flows from financing facilities and other lending relationships.  We primarily fund our mortgage originations through warehouse facilities with third-party lenders which are primarily with national and regional banks. At December 31, 2020, the warehouse facilities borrowing capacity amounted to $550.0 million, of which $151.9 million was outstanding. The warehouse facilities are secured by and used to fund single-family residential mortgage loans until such loans are sold. Under the terms of these warehouse lines, the Company is required to maintain various financial and other covenants. These financial covenants include, but are not limited to, maintaining (i) minimum tangible net worth, (ii) minimum liquidity, (iii) a maximum leverage ratio and (iv) pre-tax net income requirements. As of December 31, 2020, we were in compliance with all warehouse lending related covenants. In order to mitigate the liquidity risk associated with warehouse borrowings, we attempt to sell or securitize our mortgage loans expeditiously.

Our ability to meet liquidity requirements and the financing needs of our customers is subject to the renewal of our warehouse facilities or obtaining other sources of financing, if required, including additional debt or equity from time to time. Any decision our lenders or investors make to provide available financing to us in the future will depend upon a number of factors, including:

●	our compliance with the terms of existing warehouse lines and credit arrangements, including any financial covenants;
●	the ability to obtain waivers upon any noncompliance;
●	our financial performance;
●	industry and market trends in our various businesses;

●	the general availability of, and rates applicable to, financing and investments;
●	our lenders or investors resources and policies concerning loans and investments; and
●	the relative attractiveness of alternative investment or lending opportunities.

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

Financing Activities

MSR Financing. In May 2018, IMC (Borrower) amended the Line of Credit Promissory Note (Freddie Mac and GNMA Financing) originally entered into in August 2017, increasing the maximum borrowing capacity of the revolving line of credit to $60.0 million, increasing the borrowing capacity up to 60% of the fair market value of the pledged mortgage servicing rights and reducing the interest rate per annum to one-month LIBOR plus 3.0%.  As part of the May 2018 amendment, the obligations under the Line of Credit were secured by FHLMC and GNMA pledged mortgage servicing rights (subject to an acknowledgement agreement) and was guaranteed by IRES.  In January 2020, the maturity of the line was extended to March 31, 2020. In April 2020, the maturity of the line was extended to May 31, 2020. In May 2020, the line was repaid with the proceeds from the MSR sale and the line expired.

MSR Advance Financing. In April 2020, Ginnie Mae announced they revised and expanded their issuer assistance program to provide financing to fund servicer advances through the PTAP.  The PTAP funds advanced by Ginnie Mae bear interest at a fixed rate that will apply to a given months pass-through assistance and will be posted on Ginnie Mae’s website each month. The maturity date was the earlier of the seven months from the month the request and repayment agreement was approved, or July 30, 2021.  In July 2020, the outstanding PTAP funds were repaid. At December 31, 2020, the Company had no PTAP funds outstanding.

Long-term Debt (consisting of Junior Subordinated Notes). The Junior Subordinated Notes are redeemable at par at any time with a stated maturity of March 2034 and require quarterly distributions at 3-month LIBOR plus 3.75% per annum. At December 31, 2020, the interest rate was 3.99%. We are current on all interest payments. At December 31, 2020, long-term debt had an outstanding principal balance of $62.0 million with an estimated fair value of $44.4 million and is reflected on our consolidated balance sheets as long-term debt.

Convertible Notes.  In May 2015, we issued $25.0 million Convertible Promissory Notes (Notes) to purchasers, some of which are related parties.  The Notes were originally due to mature on or before May 9, 2020 and accrue interest at a rate of 7.5% per annum, paid quarterly.

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

On April 15, 2020, the Company amended and restated the outstanding Notes in the principal amount of $25.0 million originally issued in May 2015 pursuant to the terms of the Note Agreement between the Company and the noteholders of the Notes. The Notes were amended to extend the maturity date by six months (until November 9, 2020) and to reduce the interest rate on such Notes to 7.0% per annum.  In connection with the issuance of the Amended Notes, the Company issued to the noteholders of the Notes, warrants to purchase up to an aggregate of 212,649 shares of the Company’s common stock at a cash exercise price of $2.97 per share. The relative fair value of the warrants were $244 thousand and recorded as debt discounts, which are accreted over the term of the warrants (October 2020), using an effective interest rate of 8.9%.  The warrants are exercisable commencing on October 16, 2020 and expire on April 15, 2025.

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

Operating activities.  Net cash provided by (used in) operating activities was $633.9 million for 2020 as compared to $(377.5) million for 2019, primarily due to the timing of originations and sales of loans held-for-sale between 2020 and 2019. During 2020 and 2019, the primary sources of cash in operating activities were cash received from fees generated by our mortgage and real estate service business activities, cash received from mortgage lending and excess cash flows from our residual interests in securitizations offset by operating expenses.

Investing activities.  Net cash provided by investing activities was $460.3 million for 2020 as compared to $589.7 million for 2019. For 2020 and 2019, the primary source of cash from investing activities was provided by principal repayments on our securitized mortgage collateral, the sale of mortgage servicing rights, the sale of mortgage backed securities and proceeds from the liquidation of REO.

Financing activities.  Net cash used in financing activities was $1.1 billion for 2020 as compared to $205.3 million for 2019. For 2020, significant uses of cash in financing activities were primarily for principal repayments on securitized mortgage borrowings as well as repayments of warehouse borrowings.   For 2019, significant uses of cash in financing activities were primarily for principal repayments on securitized mortgage borrowings, partially offset by net borrowings against warehouse agreements.

Inflation.  The consolidated financial statements and corresponding notes to the consolidated financial statements have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. For the years ended December 31, 2020 and 2019, inflation had no significant impact on our revenues or net income. Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater effect on our performance than do the effects of general levels of inflation. Inflation affects our operations primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation.

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

We originate loans which are intended to be eligible for sale to Fannie Mae, Freddie Mac, (together, the GSEs), government insured or guaranteed loans, such as FHA, VA and USDA loans, and loans eligible for Ginnie Mae securities issuance (collectively, the Agencies), in addition to other investors and counterparties (collectively, the Counterparties). It is important for us to sell or securitize the loans we originate and, when doing so, maintain the option to also sell the related MSRs associated with these loans.  Prepayment speeds on loans generated through our retail direct channel have been a concern for some investors dating back to 2016 which has resulted and could further result in adverse pricing or delays in our ability to sell or securitize loans and related MSRs on a timely and profitable basis. During the fourth quarter of 2017,

Fannie Mae sufficiently limited the manner and volume for our deliveries of eligible loans such that we elected to cease deliveries to them and we expanded our whole loan investor base for these loans.  In 2019, with the creation of the uniform mortgage-backed securities (UMBS) market, which was intended to improve liquidity and align prepayment speeds across Fannie Mae and Freddie Mac securities, Freddie Mac raised concerns about the high prepayment speeds of our loans generated through our retail direct channel. During 2019 and 2020, we further expanded our investor base and completed servicing released loan sales to non-GSE whole loan investors and expect to continue to utilize these alternative exit strategies for Fannie Mae and Freddie Mac eligible loans.  In July 2020, we received notification from Freddie Mac that our eligibility to sell whole loans to Freddie Mac was suspended, without cause.  While we believe that the overall volume delivered under purchase commitments to the GSE’s was immaterial for 2019 and for the year ended December 31, 2020, we are committed to operating actively and in good standing with our broad range of capital markets counterparties. We continue to take steps to manage our prepayment speeds to be more consistent with our industry peers and to reestablish the full confidence and delivery mechanisms to our investor base. We seek to satisfy the requirements as outlined by Freddie Mac to achieve reinstatement, while we continue to satisfy our obligations on a timely basis to our other counterparties, as we have done without exception.  Despite being in a suspended status with Freddie Mac, we remain an approved originator and/or seller/servicer with the GSE’s, Agencies and Counterparties for agency, non-agency, and government insured or guaranteed loan programs.

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

Interest Rate Risk

Interest Rate Risk—Mortgage Lending.  We are exposed to interest rate risks relating to our ongoing mortgage lending operations. We use derivative instruments to manage some of our interest rate risk. However, we do not attempt to hedge interest rate risk completely. Our interest rate risk arises from the financial instruments and positions we hold. This includes mortgage loans held-for-sale, MSRs and derivative financial instruments. These risks are regularly monitored by executive management that identify and manage the sensitivity of earnings or capital to changing interest rates to achieve our overall financial objectives.

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

Interest rate lock commitments (IRLCs) represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding. Our mortgage loans held-for-sale, which are held in inventory awaiting sale into the secondary market, and our interest rate lock commitments, are subject to changes in mortgage interest rates from the date of the commitment through the sale of the loan into the secondary market. As such, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through the earlier of (i) the lock commitment cancellation or expiration date; or (ii) the date of sale into the secondary mortgage market. Loan commitments generally range between 15 and 60 days; and our holding period of the mortgage loan from funding to sale is typically within 15 - 45 days for agency loans and 45 – 75 days for NonQM loans.

We manage the interest rate risk associated with our outstanding IRLCs and mortgage loans held-for-sale by entering into derivative loan instruments such as forward loan sales commitments or To-Be-Announced mortgage backed securities (TBA Forward Commitments). We expect these derivatives will experience changes in fair value opposite to changes in fair value of the derivative IRLCs and mortgage loans held-for-sale, thereby reducing earnings volatility. We take into account various factors and strategies in determining the portion of the mortgage pipeline (derivative loan commitments) and mortgage loans held-for-sale we want to economically hedge. Our expectation of how many of our IRLCs will ultimately close is a key factor in determining the notional amount of derivatives used in hedging the position.

Mortgage loans held-for-sale are financed by our warehouse lines of credit which generally carry variable rates. Mortgage loans held-for-sale are carried on our consolidated balance sheets on average for only 15 to 45 days after closing and prior to being sold. As a result, we believe that any negative impact related to our variable rate warehouse borrowings resulting from a shift in market interest rates would not be material to our consolidated financial statements.

Interest Rate Risk—Securitized Trusts and Long-term Debt.  Our earnings from the long-term mortgage portfolio depend largely on our interest rate spread, represented by the relationship between the yield on our interest-earning assets (primarily securitized mortgage collateral) and the cost of our interest-bearing liabilities (primarily securitized mortgage borrowings and long-term debt). Our interest rate spread is impacted by several factors, including general economic factors, forward interest rates and the credit quality of mortgage loans in the long-term mortgage portfolio.

The residual interests in our long-term mortgage portfolio are sensitive to changes in interest rates on securitized mortgage collateral and the related securitized mortgage borrowings. Changes in interest rates can affect the cash flows and fair values of our trust assets and liabilities, as well as our earnings and stockholders’ equity.

We are also subject to interest rate risk on our long-term debt (consisting of junior subordinated notes). These interest bearing liabilities include adjustable rate periods based on three-month LIBOR plus a margin (junior subordinated notes). We do not currently hedge our exposure to the effect of changing interest rates related to these interest-bearing liabilities. Significant fluctuations in interest rates could have a material adverse effect on our business, financial condition, results of operations or liquidity.

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

Counterparty Credit Risk.  We are exposed to counterparty credit risk in the event of non-performance by counterparties to various agreements. We monitor our counterparties and currently do not anticipate losses due to counterparty non-performance.  As of December 31, 2020, we believe there were no significant concentrations of credit risk related to our exposure with any individual counterparty.

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

We historically used prepayment penalties as a method of partially mitigating prepayment risk for those borrowers that have the ability to refinance. The economic downturn, lack of available credit and declines in property values in certain parts of the country have limited some borrowers’ ability to refinance. These factors have reduced prepayment risk within our long-term mortgage portfolio. With the seasoning of the long-term mortgage portfolio, prepayment penalties terms have expired, thereby eliminating prepayment penalty income.

Liquidity Risk

We are exposed to liquidity risks relating to our ongoing mortgage lending operations. We primarily fund our mortgage lending originations through warehouse facilities with third-party lenders and MSR financing facilities. Refer to “Liquidity and Capital Resources” for additional information regarding liquidity.

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

During 2020, we sold $3.3 billion of loans subject to representations and warranties. At December 31, 2020, we had $7.1 million in repurchase reserve as compared to a reserve of $9.0 million as December 31, 2019.

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

The Company’s management, with the participation of its chief executive officer (CEO) and its chief financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, the Company’s CEO and CFO concluded that, as of that date, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

As of December 31, 2020, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by improper management override of the controls. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, there is a risk that material misstatements due to error or fraud may occur and will not be detected on a timely basis.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2020, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Exhibit Number	Description

3.1(P)

Articles of Amendment and Restatement (Charter) of the Company (incorporated by reference to the corresponding exhibit number to the Company’s Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on November 8, 1995).

3.1(a)	Certificate of Correction to the Company’s Charter (incorporated by reference to Exhibit 3.1(a) of the Company’s 10-K filed with the Securities and Exchange Commission on March 16, 1999).
3.1(b)

Articles of Amendment to the Company’s Charter to correct certain sections of Article VII (Restriction Transfer and Redemption of Shares) (incorporated by reference to Exhibit  3.1(b) of the Company’s 10-K  filed with the Securities and Exchange Commission on March 16, 1999).

3.1(c)

Articles of Amendment to the Company’s Charter for change of name of the Company (incorporated by reference to Exhibit 3.1(a) of the Company’s Current Report on Form 8-K/A Amendment No. 1, filed with the Securities and Exchange Commission on February 12, 1998).

3.1(d)

Articles of Amendment to the Company’s Charter, increasing authorized shares of Common Stock of the Company (incorporated by reference to Exhibit  10 of the Company’s Form 8-A/A, Amendment No. 2, filed with the Securities and Exchange Commission on July 30, 2002).

3.1(e)

Articles of Amendment to the Company’s Charter, amending and restating Article VII [Restriction or Transfer, Acquisition and Redemption of Shares] (incorporated by reference to Exhibit 7 of the Company’s Form 8-A/A, Amendment No. 1, filed with the Securities and Exchange Commission on June 30, 2004).

3.1(f)

Articles Supplementary to Company’s Charter designating 9.375 percent Series B Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, (incorporated by reference to Exhibit  3.8 of the Company’s Form 8-A/A, Amendment No. 1, filed with the Securities and Exchange Commission on June 30, 2004).

3.1(g)

Articles Supplementary to Company’s Charter designating 9.125 percent Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, (incorporated by reference to Exhibit 3.10 of the Company’s Form 8-A filed with the Securities and Exchange Commission on November 19, 2004).

Exhibit Number	Description
3.1(h)

Articles of Amendment to the Company’s Charter, effecting 1-for-10 reverse stock split (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2008).

3.1(i)

Articles of Amendment to the Company’s Charter, to decrease Common Stock par value (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2008).

3.1(j)

Articles of Amendment to the Company’s Charter, to amend and restate Series B Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2009).

3.1(k)

Articles of Amendment to the Company’s Charter, to amend and restate Series C Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2009).

3.1(l)

Articles Supplementary to the Company’s Charter to reclassify and designate Series A-1 Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2013).

3.2

Amended and Restated Bylaws, as amended to date (incorporated by reference from Exhibit 3.2 the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2020).

4.1

Form of Stock Certificate of the Company (incorporated by reference to the corresponding exhibit number to the Company’s Registration Statement on Form S-11, as amended (File No. 33-96670), filed with the Securities and Exchange Commission on September 7, 1995).

4.2

Junior Subordinated Indenture between Impac Mortgage Holdings, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee, related to Junior Subordinated Note due 2034 in the principal amount of $30,244,000 (incorporated by reference to exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2019).

4.3

Junior Subordinated Indenture between Impac Mortgage Holdings, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee, related to Junior Subordinated Note due 2034 in the principal amount of $31,756,000 (incorporated by reference to exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2019).

4.4

Tax Benefits Preservation Rights Agreement dated as of October 23, 2019 by and between Impac Mortgage Holdings, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by referenced to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2019).

4.5	Description of Impac Mortgage Holdings, Inc. securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
4.6	Form of Warrant, dated April 15, 2020 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-k filed with the Securities and Exchange Commission on April 16, 2020)
10.1(a)

Form of 2018 Indemnification Agreement with Officers and Directors (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2018).

10.2

Lease dated March 1, 2005 regarding 19500 Jamboree Road, Irvine, California (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2005).

10.2(a)	Amendment to Office Lease (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2016).
10.3*

Impac Mortgage Holdings, Inc. 2010 Omnibus Incentive Plan, (as amended) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2019).

10.3(a)*

Form of Notice of Grant of Incentive/Non Qualified Stock Option Award Agreement for 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.6 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 10, 2010).

10.3(b)*

Form of Notice of Grant of Restricted Stock Agreement for 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.7 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 10, 2010).

Exhibit Number	Description
10.3(c)*

Form of Stock Option Agreement for 2001 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2004).

10.4*	Non-Employee Director Deferred Stock Unit Award Program (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).
10.4(a)*

Form of Notice of Grant Under Non-Employee Director Deferred Stock Unit Award Program (incorporated by reference to Exhibit 10.6(a) of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2011).

10.5 *

Confidential Separation and Release Agreement dated January 14, 2019 between Ronald Morrison and Impac Mortgage Holdings, Inc. (incorporated by reference to Exhibit 10.8(c) of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2020).

10.6

Form of Amended and Restated Convertible Promissory Note Due May 9, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2015).

10.7

Loan and Security Agreement dated as of February 10, 2017 between Impac Mortgage Corp. and Western Alliance Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2017).

10.7(a)

Promissory Note dated as of February 10, 2017 issued by Impac Mortgage Corp. to Western Alliance Bank  (incorporated by reference to Exhibit 10.1(a) of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2017).

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

10.9(b)

Amendment dated February 7, 2018 to Line of Credit Promissory Note with Merchants Bank of Indiana. (incorporated by reference from Exhibit 10.15(b) the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2018).

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

10.11*

Impac Mortgage Holdings, Inc. 2020 Equity Incentive Plan (“2020 Equity Incentive Plan”) (incorporated by reference to Appendix A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 28, 2020).

10.11(a)*

Form of Stock Option Agreement under the 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-k filed with the Securities and Exchange Commission on June 25, 2020).

10.11(b)*

Form of Restricted Stock Agreement under the 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-k filed with the Securities and Exchange Commission on June 25, 2020).

10.11(c)*

Form of Restricted Stock Unit Agreement under the 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-k filed with the Securities and Exchange Commission on June 25, 2020).

21.1	Subsidiaries of the Company.
23.1	Consent of Baker Tilly US, LLP.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (3) the Condensed Consolidated Statements of Stockholders’ Equity, (4) the Condensed Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

NOTE: Filings on Form 10-K, 10-Q and 8-K are under SEC File No. 001-14100.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 12th day of March 2021.

IMPAC MORTGAGE HOLDINGS, INC.

by	/s/ GEORGE A MANGIARACINA
George A Mangiaracina
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George A. Mangiaracina	Chairman of the Board, Chief Executive Officer and	March 12, 2021
George A. Mangiaracina	Director (Principal Executive Officer)

/s/ Paul Licon	Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2021
Paul Licon

/s/ Katherine Blair	Director	March 12, 2021
Katherine Blair

/s/ Frank P. Filipps	Director	March 12, 2021
Frank P. Filipps

/s/ Stewart B. Koenigsberg	Director	March 12, 2021
Stewart B Koenigsberg

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Impac Mortgage Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Impac Mortgage Holdings, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value Measurements of Level 3 Assets and Liabilities

Critical Audit Matter Description:

As described in Note 9 to the consolidated financial statements, approximately 89% of the Company’s consolidated assets and approximately 91% of the Company’s consolidated liabilities are measured at fair value utilizing models and unobservable inputs. Unlike the fair value of Level 1 financial assets and liabilities which are readily observable, these financial assets and liabilities are not actively traded, and fair value is determined based on valuation methodologies, valuation models, and unobservable inputs to those models.

We identified the valuation of Level 3 financial assets and liabilities as a critical audit matter because of the significance of Level 3 financial assets and liabilities to the total consolidated assets and liabilities of the Company, and the unobservable inputs, complexity of models and methodologies used by management to estimate fair value for these Level

3 financial assets and liabilities. The valuations involve a high degree of auditor judgment and increased efforts, including the involvement of a valuation specialist who possesses significant quantitative analysis and modeling experience, to assist with the audit and evaluation of the appropriateness of the models utilized and the evaluation of the appropriateness of unobservable inputs used by management. The unobservable inputs used by management to estimate the fair value of Level 3 financial assets and liabilities include, among others, prepayment speeds, default rates, discount rates and yields, loss severities and pull-through rates.

How We Addressed the Matter in Our Audit:

The primary procedures we performed to address this critical audit matter included, among others:

●	Testing the design effectiveness of the Company’s valuation controls, including:
➢	Independent price verification controls to determine yields, where applicable.
➢	Data validation controls (data inputs to models).
➢	Management review of reasonableness of underlying assumptions.

●	Evaluating the reasonableness of management’s valuation methodology and estimates:
➢	Testing the mathematical accuracy of the valuation models utilized by the Company and agreeing the resulting values in the models to the Company’s books and records.
➢	Evaluating the valuation methodologies utilized by the Company by comparing the methodologies to those utilized by other companies holding similar financial instruments.
➢	Where applicable, developing valuation estimates using valuation models created by our valuation specialist and inputting the underlying loan‐level data and assumptions inputs from the Company into our models and comparing the results against the results of the Company.
➢	Evaluating the reasonableness of significant unobservable inputs by comparing management’s inputs with inputs from external sources and available economic forecasts and data.
➢	Comparing actual cash flows to management’s projections.

We evaluated management’s ability to estimate fair value by 1) comparing management’s historical projected prepayment and loss curves to actual results, where applicable and 2) comparing management’s valuation estimates to subsequent transactions with a reconciliation of subsequent market events, when available.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2008.

Irvine, California

March 12, 2021

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

3
	December 31,	December 31,
	2020	2019

ASSETS
Cash and cash equivalents	$54,150	$24,666
Restricted cash	5,602	12,466
Mortgage loans held-for-sale	164,422	782,143
Mortgage servicing rights	339	41,470
Securitized mortgage trust assets	2,103,269	2,634,746
Other assets	41,524	50,788
Total assets	$2,369,306	$3,546,279
LIABILITIES
Warehouse borrowings	$151,932	$701,563
Convertible notes, net	20,000	24,996
Long-term debt	44,413	45,434
Securitized mortgage trust liabilities	2,086,557	2,619,210
Other liabilities	50,753	50,839
Total liabilities	2,353,655	3,442,042

Commitments and contingencies (See Note 13)

STOCKHOLDERS’ EQUITY
Series A-1 junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $34,190; 2,000,000 shares authorized, 665,592 noncumulative shares issued and outstanding as of December 31, 2020 and December 31, 2019 (See Note 8)	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,127; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of December 31, 2020 and December 31, 2019 (See Note 8)	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 21,238,191 and 21,255,426 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	212	212
Additional paid-in capital	1,237,102	1,236,237
Accumulated other comprehensive earnings, net of tax	24,766	24,786
Total accumulated deficit:
Cumulative dividends declared	(822,520)	(822,520)
Accumulated deficit	(423,930)	(334,499)
Total accumulated deficit	(1,246,450)	(1,157,019)
Total stockholders’ equity	15,651	104,237
Total liabilities and stockholders’ equity	$2,369,306	$3,546,279

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	For the Year Ended
	December 31,
	2020	2019
Revenues
Gain on sale of loans, net	$14,004	$98,830
Servicing fees, net	3,603	12,943
Real estate services fees, net	1,312	3,287
Loss on mortgage servicing rights, net	(28,509)	(24,911)
Other	1,498	479
Total revenues, net	(8,092)	90,628
Expenses
Personnel	52,880	65,191
General, administrative and other	24,534	22,410
Business promotion	3,859	9,319
Total expenses	81,273	96,920
Operating loss	(89,365)	(6,292)

Other income (expense)
Interest income	118,908	165,198
Interest expense	(113,771)	(155,868)
Change in fair value of long-term debt	1,899	(1,429)
Change in fair value of net trust assets, including trust REO losses	(5,688)	(9,831)
Total other income (expense), net	1,348	(1,930)
Loss before income taxes	(88,017)	(8,222)
Income tax expense (benefit)	133	(245)
Net loss	$(88,150)	$(7,977)

Other comprehensive loss
Change in fair value of instrument specific credit risk of long-term debt	(20)	909
Total comprehensive loss	$(88,170)	$(7,068)

Net loss per common share:
Basic	$(4.15)	$(0.38)
Diluted	$(4.15)	$(0.38)

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred		Common		Additional	Cumulative		Accumulated Other	Total
	Shares	Preferred	Shares	Common	Paid-In	Dividends	Accumulated	Comprehensive	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Declared	Deficit	Earnings, net of tax	Equity
Balance, December 31, 2018	2,070,678	$21	21,117,006	$211	$1,235,108	$(822,520)	$(326,522)	$23,877	$110,175

Proceeds and tax benefit from exercise of stock options	—	—	103,351	1	344	—	—	—	345
Issuance of restricted stock	—	—	35,069	—	125	—	—	—	125
Stock based compensation	—	—	—	—	660	—	—	—	660
Other comprehensive earnings	—	—	—	—	—	—	—	909	909
Net loss	—	—	—	—	—	—	(7,977)	—	(7,977)
Balance, December 31, 2019	2,070,678	$21	21,255,426	$212	$1,236,237	$(822,520)	$(334,499)	$24,786	$104,237

Proceeds from exercise of stock options	—	—	9,500	—	46	—	—	—	46
Stock based compensation	—	—	—	—	702	—	—	—	702
Retirement of restricted stock	—	—	(35,069)	—	(125)	—	—	—	(125)
Issuance of restricted stock units	—	—	8,334	—	—	—	—	—	—
Issuance of warrants in connection with debt financing	—	—	—	—	242	—	—	—	242
Other comprehensive loss	—	—	—	—	—	—	—	(20)	(20)
Consolidation of corporate-owned life insurance trusts	—	—	—	—	—	—	(1,281)	—	(1,281)
Net loss	—	—	—	—	—	—	(88,150)	—	(88,150)
Balance, December 31, 2020	2,070,678	$21	21,238,191	$212	$1,237,102	$(822,520)	$(423,930)	$24,766	$15,651

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended
	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(88,150)	$(7,977)
Loss (gain) on sale of mortgage servicing rights	6,547	(860)
Change in fair value of mortgage servicing rights	21,962	25,771
Gain on sale of mortgage-backed securities	—	(136)
Gain on sale of mortgage loans	(35,193)	(84,035)
Change in fair value of mortgage loans held-for-sale	15,955	(15,810)
Change in fair value of derivatives lending, net	7	(4,472)
Change in provision for repurchases	5,227	5,487
Origination of mortgage loans held-for-sale	(2,746,893)	(4,548,750)
Sale and principal reduction on mortgage loans held-for-sale	3,381,758	4,217,562
(Gain) loss from trust REO	(7,393)	6,434
Change in fair value of net trust assets, excluding trust REO	13,081	3,397
Change in fair value of long-term debt	(1,899)	1,429
Accretion of interest income and expense	65,524	27,272
Amortization of intangible and other assets	—	572
Amortization of debt issuance costs and discount on note payable	4	17
Stock-based compensation	702	660
Accretion of interest expense on corporate debt	242	—
Net change in other assets	18,289	8,400
Net change in other liabilities	(15,918)	(12,503)
Net cash provided by (used in) operating activities	633,852	(377,542)

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in securitized mortgage collateral	425,152	565,600
Proceeds from the sale of mortgage servicing rights	14,716	—
Investment in corporate-owned life insurance	(1,183)	—
Purchase of premises and equipment	(402)	(862)
Purchase of mortgage-backed securities	—	(10,346)
Proceeds from the sale of mortgage-backed securities	—	11,502
Proceeds from the sale of trust REO	21,977	23,804
Net cash provided by investing activities	460,260	589,698

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of MSR financing	(15,448)	(8,000)
Borrowings under MSR financing	15,448	8,000
Repayment of warehouse borrowings	(3,200,268)	(3,746,311)
Borrowings under warehouse agreements	2,650,637	4,163,737
Repayment of securitized mortgage borrowings	(518,594)	(623,028)
Repayment of convertible notes	(5,000)	—
Net change in liabilities related to corporate owned life insurance	1,812	—
Principal payments on capital lease	—	(81)
(Retirement) issuance of restricted stock	(125)	125
Proceeds from exercise of stock options	46	345
Net cash used in financing activities	(1,071,492)	(205,213)
Net change in cash, cash equivalents and restricted cash	22,620	6,943
Cash, cash equivalents and restricted cash at beginning of year	37,132	30,189
Cash, cash equivalents and restricted cash at end of period	$59,752	$37,132

SUPPLEMENTARY INFORMATION
Interest paid	$50,647	$116,807
Taxes refunded (paid), net	370	(345)
NON-CASH TRANSACTIONS
Transfer of securitized mortgage collateral to trust REO	$10,922	$27,186
Mortgage servicing rights retained from issuance of mortgage backed securities and loan sales	2,094	2,491
Recognition of corporate-owned life insurance cash surrender value (included in Other assets)	9,476	—
Recognition of corporate-owned life insurance trusts (included in Other liabilities)	10,757	—
Issuance of warrants	242	—
Recognition of operating lease right of use assets (net of $3.8 million of deferred rent in 2019)	125	20,538
Recognition of operating lease liabilities	125	24,291

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

Note 1.—Summary of Business and Financial Statement Presentation including Significant Accounting Policies

Business Summary

Impac Mortgage Holdings, Inc. (the Company or IMH) is a financial services company incorporated in Maryland with the following direct and indirect wholly-owned operating subsidiaries: Integrated Real Estate Service Corporation (IRES), Impac Mortgage Corp. (IMC), IMH Assets Corp. (IMH Assets), Impac Funding Corporation (IFC) and Copperfield Capital Corporation (CCC).  CCC was created in the second quarter of 2020 to, among other activities, assist with managing mortgage loans held-for-sale, and provide origination and servicing solutions focusing on loss mitigation strategies, including loan modifications and restructurings to assist borrowers.  The Company’s operations include the mortgage lending operations and real estate services conducted by IRES, IMC and CCC and the long-term mortgage portfolio (residual interests in securitizations reflected as securitized mortgage trust assets and liabilities in the consolidated balance sheets) conducted by IMH.  IMC’s mortgage lending operations include the activities of its division, CashCall Mortgage.

Financial Statement Presentation

Basis of Presentation

The accompanying consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  All significant inter-company balances and transactions have been eliminated in consolidation. In addition, certain immaterial amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current year presentation.

Management has made a number of material estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with GAAP. Additionally, other items affected by such estimates and assumptions include the valuation of trust assets and trust liabilities, contingencies, the estimated obligation of repurchase liabilities related to sold loans, the valuation of long-term debt, mortgage servicing rights (MSRs), mortgage loans held-for-sale (LHFS) and derivative instruments, including interest rate lock commitments (IRLCs). Actual results could differ from those estimates and assumptions.

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

Cash balances that have restrictions as to the Company’s ability to withdraw funds are considered restricted cash. At December 31, 2020 and 2019, restricted cash totaled $5.6 million and $12.5 million, respectively. The restricted cash is the result of the terms of the Company’s warehouse borrowing agreements as well as collateral against letter of credit financing associated with corporate-owned life insurance (See Note 13.—Commitments and Contingencies). In accordance with the terms of the Master Repurchase Agreements related to the warehouse borrowings, the Company is required to maintain cash balances with the lender as additional collateral for the borrowings (See Note 5.—Debt).

Mortgage Loans Held-for-Sale

Mortgage LHFS are accounted for using the fair value option, with changes in fair value recorded in gain on sale of loans, net in the accompanying consolidated statements of operations and comprehensive loss. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 825, Financial Instruments, loan origination fees and expenses are recognized in earnings as incurred and not deferred.

Revenue derived from the Company’s mortgage lending activities includes loan fees collected at the time of origination and gain or loss from the sale of LHFS. Loan fees consist of fee income earned on all loan originations, including loans closed and held-for-sale. Loan fees are recognized as earned and consist of amounts collected for application and underwriting fees, fees on cancelled loans and discount points. The related direct loan origination costs are recognized when incurred and consists of broker fees and commissions. Gain or loss from the sale and mark-to-market adjustments of LHFS includes both realized and unrealized gains and losses and are included in gain on sale of loans, net in the accompanying consolidated statements of operations and comprehensive loss. The valuation of LHFS approximates a whole-loan price, which includes the value of the related mortgage servicing rights.

The Company primarily sells its LHFS to government sponsored entities (GSEs) and investors. The Company evaluates its loan sales for sales treatment. To the extent the transfer of loans qualifies as a sale, the Company derecognizes the loans and records a realized gain or loss on the sale date. In the event the Company determines that the transfer of loans does not qualify as a sale, the transfer would be treated as a secured borrowing. Interest on loans is recorded as income when earned and deemed collectible. LHFS are placed on nonaccrual status when any portion of the principal or interest is 90 days past due or earlier if factors indicate that the ultimate collectability of the principal or interest is not probable. Interest received from loans on nonaccrual status is recorded as income when collected. Loans return to accrual status when the principal and interest become current and it is probable that the amounts are fully collectible.

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

Consolidated Non-recourse Securitizations

Securitized Mortgage Collateral

The Company’s long-term mortgage portfolio primarily includes adjustable rate and, to a lesser extent, fixed rate non-conforming mortgages and commercial mortgages that were acquired and originated by the Company’s mortgage and commercial operations prior to 2008.

Non-conforming mortgages may not have certain documentation or verifications that are required by government sponsored entities and, therefore, in making our credit decisions, the Company was more reliant upon the borrower’s credit score and the adequacy of the underlying collateral.

Historically, the Company securitized mortgages in the form of collateralized mortgage obligations (CMO) or real estate mortgage investment conduits (REMICs). These securitizations are evaluated for consolidation based on the provisions of FASB ASC 810-10-25. Amounts consolidated are included in trust assets and liabilities as securitized mortgage collateral, real estate owned (REO) and securitized mortgage borrowings in the accompanying consolidated balance sheets.

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

Real Estate Owned

Real estate owned on the consolidated balance sheets are primarily assets within the securitized trusts but are recorded as a separate asset for accounting and reporting purposes and are within the long-term mortgage portfolio. REO, which consists of residential real estate acquired in satisfaction of loans, is carried at net realizable value, which includes the estimated fair value of the residential real estate less estimated selling and holding costs. Adjustments to the loan carrying value required at the time of foreclosure affect the carrying amount of REO. Subsequent write-downs in the net realizable value of REO are included in change in fair value of net trust assets, including trust REO (losses) gains in the consolidated statements of operations and comprehensive loss.

Securitized Mortgage Borrowings

The Company records securitized mortgage borrowings in the accompanying consolidated balance sheets for the consolidated CMO and REMIC securitized trusts within the long-term mortgage portfolio. The debt from each issuance of a securitized mortgage borrowing is payable from the principal and interest payments on the underlying mortgages collateralizing such debt, as well as the proceeds from liquidations of REO. If the principal and interest payments are insufficient to repay the debt, the shortfall is allocated first to the residual interest holders (generally owned by the Company) then, if necessary, to the certificate holders (e.g. third party investors in the securitized mortgage borrowings) in accordance with the specific terms of the various respective indentures. Securitized mortgage borrowings typically are structured as one-month London Interbank Offered Rate (LIBOR) “floaters” and fixed rate securities with interest payable to certificate holders monthly. The maturity of each class of securitized mortgage borrowing is directly affected by the amount of net interest spread, overcollateralization and the rate of principal prepayments and defaults on the related securitized mortgage collateral. The actual maturity of any class of a securitized mortgage borrowing can occur later than the stated maturities of the underlying mortgages.

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

The Company accounts for securitized mortgage borrowings at fair value, with changes in fair value during the period reflected in earnings. Fair value measurements are based on the Company’s estimated cash flow models, which incorporate assumptions, inputs of other market participants and quoted prices for the underlying bonds. The Company’s assumptions include its expectations of inputs that other market participants would use. These assumptions include judgments about the underlying collateral, prepayment speeds, credit losses, investor yield requirements, forward interest rates and certain other factors. Interest expense on securitized mortgage borrowings are recorded quarterly using the effective yield for the period based on the previous quarter-end’s estimated fair value.

Leases

On January 1, 2019, the Company adopted Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842)”, using the modified retrospective transition approach and elected the practical expedients transition option to recognize the adjustment in the period of adoption rather than in the earliest period presented. On January 1, 2019, the Company recognized right of use (ROU) assets of $19.7 million (net of the reversal of $3.8 million deferred rent liability) and lease liabilities of $23.4 million which are included in other assets and other liabilities, respectively, in the accompanying consolidated balance sheets. (See Note 13.— Commitments and Contingencies).

The Company has three operating leases for office space expiring at various dates through 2024 and one financing lease which concludes in 2023.  The Company determines if a contract is a lease at the inception of the arrangement and reviews all options to extend, terminate, or purchase its ROU assets at the inception of the lease and accounts for these options when they are reasonably certain of being exercised.  Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. When the Company cannot readily determine the rate implicit in the lease, the Company determines its incremental borrowing rate by using the rate of interest that it would have to pay to borrow on a collateralized basis over a similar term. As a practical expedient permitted under Topic 842, the Company elected to account for the lease and non-lease components as a single lease component for all leases of which it is the lessee.  Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets and lease expense for these leases is recognized on a straight-line basis over the lease term.  For operating leases existing prior to January 1, 2019, the rate used for the remaining lease term was determined as of the date of adoption.

Derivative Instruments

In accordance with FASB ASC 815-10 Derivatives and Hedging—Overview, the Company records all derivative instruments at fair value. The Company has accounted for all its derivatives as non-designated hedge instruments or free-standing derivatives.

The mortgage lending operation enters into IRLCs with consumers to originate mortgage loans at a specified interest rate. These IRLCs are accounted for as derivative instruments. The fair values of IRLCs utilize current secondary market prices for underlying loans and estimated servicing value with similar coupons, maturities and credit quality, subject to the anticipated loan funding probability (pull-through rate). The fair value of IRLCs is subject to change primarily due to changes in interest rates and the estimated pull-through rate. The Company reports IRLCs within other assets and other liabilities at fair value with changes in fair value being recorded in the accompanying consolidated statements of operations and comprehensive loss within gain on sale of loans, net.

The Company hedges the changes in fair value associated with changes in interest rates related to IRLCs and uncommitted LHFS by using forward delivery commitments on mortgage-backed securities, including Federal National Mortgage Association (Fannie Mae or FNMA) and Government National Mortgage Association (Ginnie Mae or GNMA)

mortgage-backed securities known as to-be-announced mortgage-backed securities (TBA MBS or Hedging Instruments) as well as forward delivery commitments on whole loans. The Hedging Instruments and forward delivery loan commitments are used to fix the forward sales price that will be realized upon the sale of mortgage loans into the secondary market and are accounted for as derivative instruments. The fair value of Hedging Instruments and forward delivery loan commitments are subject to change primarily due to changes in interest rates. The Company reports Hedging Instruments and forward delivery loan commitments within other assets and other liabilities at fair value with changes in fair value being recorded in the accompanying consolidated statements of operations and comprehensive loss within gain on sale of loans, net.

The fair value of IRLCs and Hedging Instruments are represented as derivative assets, lending, net and derivative liabilities, lending, net in Note 9.—Fair Value of Financial Instruments.

Long-term Debt

Long-term debt (junior subordinated notes) is reported at fair value. These securities are measured based upon an analysis prepared by management, which considers the Company’s own credit risk and discounted cash flow analysis. With the adoption of ASU 2016-01 in 2018, which applies when the Company elects the fair value election on its own debt, the Company effectively bifurcates the market and instrument specific credit risk components of changes in long-term debt.  The market portion continues to be a component of net loss as the change in fair value of long-term debt, but the instrument specific credit risk portion is a component of accumulated other comprehensive loss in the accompanying consolidated statements of operations and comprehensive loss, as required by the adoption of ASU 2016-01.

Repurchase Reserve

The Company sells mortgage loans in the secondary market, including U.S. GSEs, and issues mortgage-backed securities through Ginnie Mae and Fannie Mae. When the Company sells or issues securities, it makes customary representations and warranties to the purchasers about various characteristics of each loan such as the origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local laws. In the event of a breach of its representations and warranties, the Company may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer for any loss.  In addition, the Company may be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale.  The Company’s loss may be reduced by proceeds from the sale or liquidation of the repurchased loan. Also, the Company’s loss may be reduced by any recourse it has to correspondent lenders that, in turn, had sold such mortgage loans to the Company and breached similar or other representations and warranties. In such event, the Company has the right to seek a recovery of related repurchase losses from that correspondent lender.

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

Revenue Recognition for Fees from Services

The Company follows FASB ASC 606, Revenue Recognition, which provides guidance on the application of GAAP to selected revenue recognition issues related to our real estate services fees. Under FASB ASC 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation.

The Company’s primary sources of revenue are derived from financial instruments that are not within the scope of FASB ASC 606.  The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the consolidated statements of operations and comprehensive loss, was not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, the Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affect the determination of the amount and timing of revenue from contracts with customers.  The revenues from these services are recognized in income in the period when services are rendered and collectability is reasonably certain.

Advertising Costs

Advertising costs are expensed as incurred and are included in business promotion expense in the accompanying consolidated statements of operations and comprehensive loss.  For the years ended December 31, 2020 and 2019, business promotion expense was $3.9 million and $9.3 million, respectively.

Equity-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718 Compensation—Stock Compensation. The Company uses the grant-date fair value of equity awards to determine the compensation cost associated with each award. Grant-date fair value is determined using the Black-Scholes pricing model and assumptions noted in Note 14.—Share Based Payments and Employee Benefit Plans, adjusted for unique characteristics of the specific awards. Compensation cost for service-based equity awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period.

FASB ASC 718 requires forfeitures to be estimated at the time of grant and prospectively revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense is recorded net of estimated forfeitures for the years ended December 31, 2020 and 2019, such that the expense was recorded only for those stock-based awards that were expected to vest during such periods. The cost of equity-based compensation is recorded to personnel expense. Refer to Note 14.—Share Based Payments and Employee Benefit Plans.

Income Taxes

In accordance with FASB ASC 740, Income Taxes, the Company records income tax expense as well as deferred tax assets and liabilities. Current income tax expense or benefit approximates taxes to be paid or refunded for the current period, respectively, and includes income tax expense related to uncertain tax positions. The Company determines deferred income taxes using the balance sheet method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and recognizes enacted changes in tax rates and laws in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized subject to management’s judgment that realization is “more likely than not.” Uncertain tax positions that meet the more likely than not recognition threshold are measured to determine the amount of benefit to recognize. An uncertain tax position is measured at the largest amount of benefit that management believes has a greater than 50% likelihood of realization upon settlement.

The Company is subject to federal income taxes as a regular (Subchapter C) corporation and files a consolidated U.S. federal income tax return on qualifying subsidiaries. The Company files federal and various states income tax returns in the U.S.

The Company adopted ASU 2019-12 on a prospective basis on January 1, 2020 (See Note 11.—Income Taxes). The most significant impact to the Company included the removal of the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income). The changes also add a requirement for an entity to reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Loss Per Common Share

Basic loss per common share is computed on the basis of the weighted average number of shares outstanding for the year divided by net loss for the year. Diluted loss per common share is computed on the basis of the weighted average number of shares and dilutive common equivalent shares outstanding for the year divided by net loss for the year, unless anti-dilutive. Refer to Note 10.—Reconciliation of Loss Per Share.

Accounting Pronouncements Adopted

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820).” The ASU eliminates disclosures such as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The ASU modifies disclosure requirements for Level 3 measurements. This ASU is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. The Company adopted this guidance on January 1, 2020, and the adoption of this ASU had no significant impact on the Company’s consolidated financial statements.

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

In December 2019, FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, Income Taxes. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for public business entities for fiscal years and interim periods beginning after December 15, 2020, with early adoption permitted.  The Company early adopted ASU 2019-12 on a prospective basis on January 1, 2020 and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (ASU 2016-13), which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. Subsequent to issuing ASU 2016-13, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses”, for the purpose of clarifying certain aspects of ASU 2016-13. ASU 2018-19 has the same effective date and transition requirements as ASU 2016-13. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging,” and “Topic 825, Financial Instruments (ASU 2019-04),” which is effective with the adoption of ASU 2016-13. In May 2019, the FASB issued ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326)”, which is also effective with the adoption of ASU 2016-13. In October 2019, the FASB voted to delay the implementation date for smaller reporting companies until January 1, 2023. We will adopt this ASU on its effective date of January 1, 2023. We do not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the benefits of) reference rate reform on financial reporting. The amendments in ASU 2020-04 are elective and apply to all entities, subject to meeting certain criteria, that have contract, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact the adoption of this ASU would have on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective January 1, 2024, for the Company. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

Note 2.—Mortgage Loans held-for-sale

A summary of the unpaid principal balance (UPB) of mortgage LHFS by type is presented below:

	December 31,	December 31,
	2020	2019
Government (1)	$7,924	$51,019
Conventional (2)	141,139	436,040
Jumbo & Non-qualified mortgages (NonQM)	11,064	274,834
Fair value adjustment (3)	4,295	20,250
Total mortgage loans held-for-sale	$164,422	$782,143

(1)	Includes all government-insured loans including Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).
(2)	Includes loans eligible for sale to Fannie Mae and Federal home Loan Mortgage Corporation (Freddie Mac or FHLMC).
(3)	Changes in fair value are included in gain on sale of loans, net on the accompanying consolidated statements of operations and comprehensive loss.

As of December 31, 2020, the Company had $1.2 million in UPB of mortgage LHFS that were in nonaccrual status as the loans were 90 days or more delinquent.  The carrying value of these nonaccrual loans as of December 31, 2020 was $1.1 million.  As of December 31, 2019, there were $4.5 million in UPB of mortgage LHFS that were in nonaccrual status as the loans were 90 days or more delinquent. The carrying value of these nonaccrual loans as of December 31, 2019 was $4.2 million.

Gain on sale of loans, net in the consolidated statements of operations and comprehensive loss is comprised of the following for the years ended December 31, 2020 and 2019:

	For the Year Ended
	December 31,
	2020	2019
Gain on sale of mortgage loans	$59,330	$111,787
Premium from servicing retained loan sales	2,094	2,491
Unrealized (loss) gain from derivative financial instruments	(7)	4,472
Losses from derivative financial instruments	(11,040)	(5,627)
Mark to market (loss) gain on LHFS	(15,955)	15,810
Direct origination expenses, net	(15,191)	(24,616)
Change in provision for repurchases	(5,227)	(5,487)
Gain on sale of loans, net	$14,004	$98,830

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

In May 2020, the Company sold all of its conventional MSRs for approximately $20.1 million, receiving $15.0 million in proceeds upon sale, with the remaining due upon transfer of the servicing and transfer of all trailing documents. The Company used the $15.0 million in proceeds from the MSR sale to pay off the MSR financing. (See Note 5.—Debt– MSR Financings).

In July 2020, the Company sold the majority of its government insured MSRs for approximately $225 thousand, receiving $163 thousand in proceeds upon sale, with the remaining due upon transfer of the servicing and transfer of all trailing documents.

The following table summarizes the activity of MSRs for the years ended December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
Balance at beginning of year	$41,470	$64,728
Additions from servicing retained loan sales	2,094	2,491
Reductions from bulk sales	(21,263)	—
Other	—	22
Changes in fair value (1)	(21,962)	(25,771)
Fair value of MSRs at end of period	$339	$41,470

(1)	Changes in fair value are included within loss on mortgage servicing rights, net in the accompanying consolidated statements of operations and comprehensive loss.

At December 31, 2020 and 2019, the UPB of the mortgage servicing portfolio was comprised of the following:

	December 31,	December 31,
	2020	2019
Government insured	$30,524	$105,442
Conventional	—	4,826,407
Total loans serviced (1)	$30,524	$4,931,849

(1)	The MSR Financing line expired in May 2020. No collateral was pledged as part of the MSR Financing at December 31, 2019.

The table below illustrates hypothetical changes in the fair value of MSRs, caused by assumed immediate changes to key assumptions that are used to determine fair value. See Note 9.—Fair Value of Financial Instruments for a description of the key assumptions used to determine the fair value of MSRs.

	December 31,	December 31,
Mortgage Servicing Rights Sensitivity Analysis	2020	2019
Fair value of MSRs	$339	$41,470
Prepayment Speed:
Decrease in fair value from 10% adverse change	(13)	(1,850)
Decrease in fair value from 20% adverse change	(26)	(3,631)
Decrease in fair value from 30% adverse change	(38)	(5,325)
Discount Rate:
Decrease in fair value from 10% adverse change	(13)	(1,330)
Decrease in fair value from 20% adverse change	(25)	(2,579)
Decrease in fair value from 30% adverse change	(37)	(3,753)

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

Loss on mortgage servicing rights, net is comprised of the following for the years ended December 31, 2020 and 2019:

	For the Year Ended
	December 31,
	2020	2019
Change in fair value of mortgage servicing rights	$(21,962)	$(25,771)
(Loss) gain on sale of mortgage servicing rights	(6,547)	860
Loss on mortgage servicing rights, net	$(28,509)	$(24,911)

Servicing fees, net is comprised of the following for the years ended December 31, 2020 and 2019:

	For the Year Ended
	December 31,
	2020	2019
Contractual servicing fees	$5,159	$15,147
Late and ancillary fees	67	180
Subservicing and other costs	(1,623)	(2,384)
Servicing fees, net	$3,603	$12,943

Note 4.—Other Assets

Other assets consisted of the following:

	December 31,	December 31,
	2020	2019
Right of use asset (See Note 13)	$13,512	$17,169
Corporate-owned life insurance (See Note 13)	10,659	—
Derivative assets – lending (See Note 7)	7,275	7,791
Prepaid expenses	3,429	3,125
Accounts receivable, net	3,190	14,265
Other	1,103	1,110
Servicing advances	947	2,109
Premises and equipment, net	930	1,250
Accrued interest receivable	286	2,131
Loans eligible for repurchase from Ginnie Mae	114	1,686
Real estate owned – outside trusts	79	152
Total other assets	$41,524	$50,788

Accounts Receivable, net

Accounts receivable are primarily holdbacks from MSR sales, which are generally collected within six months of the sale date, loan sales that have not settled, and fees earned for real estate services rendered, generally collected one month in arrears.  Accounts receivable are stated at their carrying value, net of $329 thousand and $280 thousand reserve for doubtful accounts as of December 31, 2020 and 2019, respectively.

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

Loans Eligible for Repurchase from Ginnie Mae

The Company sells loans in Ginnie Mae guaranteed MBS by pooling eligible loans through a pool custodian and assigning rights to the loans to Ginnie Mae. When these Ginnie Mae loans are initially pooled and securitized, the Company meets the criteria for sale treatment and de-recognizes the loans. The terms of the Ginnie Mae MBS program allow, but do not require, the Company to repurchase mortgage loans when the borrower has made no payments for three consecutive months. When the Company has the unconditional right, as servicer, to repurchase Ginnie Mae pool loans it has previously sold and are more than 90 days past due, and the repurchase will provide a “more than trivial benefit”, the Company then re-recognizes the loans on its consolidated balance sheets in other assets, at their UPB and records a corresponding liability in other liabilities in the consolidated balance sheets.  At December 31, 2019, loans eligible for repurchase from GNMA totaled $1.7 million. As a result of the sale of GNMA servicing in July 2020, our loans eligible for repurchase from GNMA decreased to $114 thousand at December 31, 2020. As part of the Company’s repurchase reserve, the Company records a repurchase provision to provide for estimated losses from the sale or securitization of all mortgage loans, including these loans.

Premises and Equipment, net

	December 31,
	2020	2019
Premises and equipment	$6,230	$5,829
Less: Accumulated depreciation	(5,300)	(4,579)
Total premises and equipment, net	$930	$1,250

The Company recognized $722 thousand and $721 thousand of depreciation expense within general, administrative and other expense in the accompanying consolidated statements of operations and comprehensive loss, for the years ended December 31, 2020 and 2019, respectively.

Note 5.—Debt

The following table shows contractual future debt maturities as of December 31, 2020:

	Payments Due by Period
		Less Than	One to	Three to	More Than
	Total	One Year	Three Years	Five Years	Five Years
Warehouse borrowings	$151,932	$151,932	$—	$—	$—
Convertible notes	20,000	—	20,000	—	—
Long-term debt	62,000	—	—	—	62,000
Total debt obligations	$233,932	$151,932	$20,000	$—	$62,000

Warehouse Borrowings

The Company, through its subsidiaries, enters into Master Repurchase Agreements with lenders providing warehouse facilities. The warehouse facilities are used to fund, and are secured by, residential mortgage loans that are held for sale. The warehouse and revolving lines of credit are repaid using proceeds from the sale of loans. The base interest rates on the Company’s warehouse lines bear interest at 1-month LIBOR plus a margin or Note rate minus a margin. Some of the lines carry additional fees in the form of annual facility fees charged on the total line amount, commitment fees charged on the committed portion of the line and non-usage fees charged when monthly usage falls below a certain utilization percentage.  The Company’s warehouse lines are scheduled to expire in 2021 under one year terms and all lines are subject to renewal based on an annual credit review conducted by the lender.

The base interest rates for all warehouse lines of credit are subject to increase based upon the characteristics of the underlying loans collateralizing the lines of credit, including, but not limited to product type and number of days held for sale. Certain of the warehouse line lenders require the Company, at all times, to maintain cash accounts with minimum required balances. As of December 31, 2020 and 2019, there was $1.3 million and $1.1 million, respectively, held in these accounts which are recorded as a component of restricted cash on the consolidated balance sheets.

Under the terms of these warehouse lines, the Company is required to maintain various financial and other covenants. At December 31, 2020, the Company was in compliance with all financial covenants from its lenders.

The following table presents certain information on warehouse borrowings for the periods indicated:

	Maximum	Balance Outstanding at		Allowable
	Borrowing	December 31,	December 31,	Advance	Rate
	Capacity	2020	2019	Rates (%)	Range	Maturity Date
Short-term borrowings:
Repurchase agreement 1	$50,000	$49,963	$72,971	90 - 98	1ML + 2.00 - 2.25%	November 24, 2021
Repurchase agreement 2	200,000	51,310	119,838	100	1ML + 1.75%	August 27, 2021
Repurchase agreement 3	300,000	50,659	72,666	100	Note Rate - 0.375%	June 22, 2021
Repurchase agreement 4	—	—	25,953	—	—	May 29, 2020
Repurchase agreement 5	—	—	250,722	—	—	May 29, 2020
Repurchase agreement 6	—	—	159,413	—	—	June 25, 2020
Total warehouse borrowings	$550,000	$151,932	$701,563

The following table presents certain information on warehouse borrowings for the periods indicated:

	For the year ended
	December 31,
	2020	2019
Maximum outstanding balance during the year	$810,818	$971,595
Average balance outstanding for the year	252,565	547,421
UPB of underlying collateral (mortgage loans)	153,675	763,309
Weighted average interest rate for period	3.74%	4.30%

MSR Financings

In May 2018, IMC (Borrower) amended the Line of Credit Promissory Note (FHLMC and GNMA Financing) originally entered into in August 2017, increasing the maximum borrowing capacity of the revolving line of credit to $60.0 million, increasing the borrowing capacity up to 60% of the fair market value of the pledged mortgage servicing rights and reducing the interest rate per annum to one-month LIBOR plus 3.0%.  As part of the May 2018 amendment, the obligations under the Line of Credit were secured by FHLMC and GNMA pledged mortgage servicing rights (subject to an acknowledgement agreement) and was guaranteed by IRES.  In January 2020, the maturity of the line was extended to March 31, 2020. In April 2020, the maturity of the line was extended to May 31, 2020. In May 2020, the line was repaid with the proceeds from the MSR sale (as disclosed in Note 3.—Mortgage Servicing Rights) and the line expired.

The following table presents certain information on MSR Financings for the periods indicated:

	For the year ended
	December 31,
	2020	2019
Maximum outstanding balance during the year	$15,000	$5,000
Average balance outstanding for the year	2,943	200
Weighted average rate for period	3.91%	8.00%

MSR Advance Financing

In April 2020, Ginnie Mae announced they revised and expanded their issuer assistance program to provide financing to fund servicer advances through the Pass-Through Assistance Program (PTAP).  The PTAP funds advanced by Ginnie Mae bear interest at a fixed rate that will apply to a given months pass-through assistance and will be posted on Ginnie Mae’s website each month. The maturity date was the earlier of the seven months from the month the request and repayment agreement was approved, or July 30, 2021.  In July 2020, the outstanding PTAP funds were repaid. At December 31, 2020, the Company had no PTAP funds outstanding.

Convertible Notes

In May 2015, the Company issued $25.0 million Convertible Promissory Notes (Notes) to purchasers, some of which are related parties. The Notes were originally due to mature on or before May 9, 2020 and accrued interest at a rate of 7.5% per annum, to be paid quarterly.

Noteholders may convert all or a portion of the outstanding principal amount of the Notes into shares of the Company’s common stock (Conversion Shares) at a rate of $21.50 per share, subject to adjustment for stock splits and dividends (Conversion Price). The Company has the right to convert the entire outstanding principal of the Notes into Conversion Shares at the Conversion Price if the market price per share of the common stock, as measured by the average volume-weighted closing stock price per share of the common stock on the NYSE AMERICAN (or any other U.S. national securities exchange then serving as the principal such exchange on which the shares of common stock are listed), reaches the level of $30.10 for any twenty (20) trading days in any period of thirty (30) consecutive trading days after the Closing Date (as defined in the Notes). Upon conversion of the Notes by the Company, the entire amount of accrued and unpaid interest (and all other amounts owing) under the Notes are immediately due and payable. To the extent the Company pays any cash dividends on its shares of common stock prior to conversion of the Notes, upon conversion of the Notes, the noteholders will also receive such dividends on an as-converted basis of the Notes less the amount of interest paid by the

Company prior to such dividend.

On April 15, 2020, the Company and the noteholders agreed to extend the outstanding Notes in the principal amount of $25.0 million originally issued in May 2015, at the conclusion of the original note term (First Amendment). The new Notes were issued with a six month term (November 9, 2020) and reduced the interest rate on such Notes to 7.0% per annum.  In connection with the issuance of the First Amendment, the Company issued to the noteholders of the Notes, warrants to purchase up to an aggregate of 212,649 shares of the Company’s common stock at a cash exercise price of $2.97 per share. The relative fair value of the warrants were $242 thousand and recorded as debt discounts, which are accreted over the term of the warrants (October 2020), using an effective interest rate of 8.9%.  The warrants are exercisable commencing on October 16, 2020 and expire on April 15, 2025. The First Amendment was accounted for as an extinguishment.

On October 28, 2020, the Company and certain holders of its Notes due November 9, 2020 in the aggregate principal amount of $25.0 million agreed to extend the maturity date of the Notes upon conclusion of the term on November 9, 2020.  The new notes have an 18-month term due May 9, 2022 and the Company decreased the aggregate principal amount of the Notes to $20.0 million, following the pay-down of $5.0 million in principal of the Notes on November 9, 2020 (Second Amendment).  The interest rate on the Notes remains at 7.0% per annum. The Second Amendment was accounted for as an extinguishment.

Long-term Debt

The Company carries its Long-term Debt (Junior Subordinated Notes) at estimated fair value as more fully described in Note 9.—Fair Value of Financial Instruments. The following table shows the remaining principal balance and fair value of Junior Subordinated Notes issued as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Junior Subordinated Notes (1)	$62,000	$62,000
Fair value adjustment	(17,587)	(16,566)
Total Junior Subordinated Notes	$44,413	$45,434

(1)	Stated maturity of March 2034; requires quarterly interest payments at a variable rate of 3-month LIBOR plus 3.75% per annum. At December 31, 2020, the interest rate was 3.99%.

Note 6.—Securitized Mortgage Trusts

Securitized Mortgage Trust Assets

Securitized mortgage trust assets are comprised of the following at December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
Securitized mortgage collateral, at fair value	$2,100,175	$2,628,064
REO, at net realizable value (NRV)	3,094	6,682
Total securitized mortgage trust assets	$2,103,269	$2,634,746

Securitized Mortgage Collateral

Securitized mortgage collateral consisted of the following:

	December 31,	December 31,
	2020	2019
Mortgages secured by residential real estate	$2,205,575	$2,649,997
Mortgages secured by commercial real estate	170,418	210,536
Fair value adjustment	(275,818)	(232,469)
Total securitized mortgage collateral, at fair value	$2,100,175	$2,628,064

As of December 31, 2020, the Company was also a master servicer of mortgages for others of approximately $216.3 million in UPB that were primarily collateralizing REMIC securitizations, compared to $268.1 million at December 31, 2019. Related fiduciary funds are held in trust for investors in non-interest bearing accounts and are not included in the Company’s consolidated balance sheets. The Company may also be required to advance funds or cause loan servicers to advance funds to cover principal and interest payments not received from borrowers depending on the status of their mortgages.

Real Estate Owned

The Company’s REO consisted of the following:

	December 31,	December 31,
	2020	2019
REO	$10,140	$21,195
Impairment (1)	(6,967)	(14,361)
Ending balance	$3,173	$6,834
REO inside trusts	$3,094	$6,682
REO outside trusts	79	152
Total	$3,173	$6,834

(1)	Impairment represents the cumulative write-downs of net realizable value subsequent to foreclosure.

Securitized Mortgage Trust Liabilities

Securitized mortgage trust liabilities, which are recorded at estimated fair market value as more fully described in Note 9.—Fair Value of Financial Instruments, are comprised of the following at December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
Securitized mortgage borrowings	$2,086,557	$2,619,210

Securitized Mortgage Borrowings – Non-recourse

Selected information on securitized mortgage borrowings for the periods indicated consisted of the following (dollars in millions):

		Securitized
		mortgage
		borrowings
		outstanding as of
		December 31,		Range of Interest Rates (%)
					Interest	Interest
					Rate	Rate
	Original			Fixed	Margins over	Margins after
	Issuance			Interest	One-Month	Contractual
Year of Issuance	Amount	2020	2019	Rates	LIBOR (1)	Call Date (2)
2002	$3,876.1	$3.4	$3.9	5.25 - 12.00	0.27 - 2.75	0.54 - 3.68
2003	5,966.1	19.1	26.8	4.34 - 12.75	0.27 - 3.00	0.54 - 4.50
2004	17,710.7	287.3	354.3	3.58 - 5.56	0.25 - 2.50	0.50 - 3.75
2005	13,387.7	1,404.6	1,581.7	—	0.24 - 2.90	0.48 - 4.35
2006	5,971.4	1,860.3	2,018.0	6.25	0.10 - 2.75	0.20 - 4.13
2007	3,860.5	1,012.5	1,121.1	—	0.06 - 2.00	0.12 - 3.00
Subtotal contractual principal balance (3)		4,587.2	5,105.8
Fair value adjustment (4)		(2,500.6)	(2,486.6)
Total securitized mortgage borrowings		$2,086.6	$2,619.2

(1)	One-month LIBOR was 0.14% as of December 31, 2020.
(2)	Interest rate margins are generally adjusted when the unpaid principal balance is reduced to less than 10-20% of the original issuance amount, or if certain other triggers are met.
(3)	Represents the outstanding balance in accordance with trustee reporting.
(4)	Fair value adjustment is inclusive of $2.2 billion in bond losses at December 31, 2020 and 2019.

As of December 31, 2020, expected principal reductions of the securitized mortgage borrowings, which is based on contractual principal payments and expected prepayment and loss assumptions for securitized mortgage collateral, was as follows (dollars in millions):

	Payments Due by Period
		Less Than	One to	Three to	More Than
	Total	One Year	Three Years	Five Years	Five Years
Securitized mortgage borrowings (1)	$4,587.2	$452.5	$587.4	$381.2	$3,166.1

(1)	Represents the outstanding balance in accordance with trustee reporting.

Change in Fair Value of Net Trust Assets, including Trust REO Losses

Changes in fair value of net trust assets, including trust REO losses are comprised of the following for the years ended December 31, 2020 and 2019:

	For the Year Ended
	December 31,
	2020	2019
Change in fair value of net trust assets, excluding REO	$(13,081)	$(3,397)
Gains (losses) from REO	7,393	(6,434)
Change in fair value of net trust assets, including trust REO gains (losses)	$(5,688)	$(9,831)

Note 7.—Derivative Instruments

The mortgage lending operation enters into IRLCs with prospective borrowers to originate mortgage loans at a specified interest rate and Hedging Instruments and forward delivery loan commitments to hedge the fair value changes associated with changes in interest rates relating to its mortgage loan origination operations. The fair value of IRLCs, Hedging Instruments and forward delivery loan commitments related to mortgage loan origination are included in other assets or liabilities in the consolidated balance sheets. As of December 31, 2020, the estimated fair value of IRLCs was an asset of $7.3 million while Hedging Instruments were a liability of $143 thousand.  Forward delivery commitments had no fair value as they were marked within LHFS to the price of the trades.  As of December 31, 2019, the estimated fair value of IRLCs was an asset of $7.8 million while Hedging Instruments were a liability of $651 thousand.

The following table includes information for the derivative assets and liabilities, lending for the periods presented:

			Total Gains (Losses)
	Notional Amount		For the Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2020	2019
Derivative – IRLC's (1)	$450,913	$419,035	$(516)	$4,440
Derivative – TBA MBS (2)	45,000	485,459	(10,531)	(5,595)
Derivative – Forward delivery loan commitment (3)	20,000	232,530	—	—

(1)	Amounts included in gain on sale of loans, net within the accompanying consolidated statements of operations and comprehensive loss.
(2)	Amounts included in gain on sale of loans, net within the accompanying consolidated statements of operations and comprehensive loss.
(3)	As of December 31, 2020, $20.0 million of forward loan commitment remained unallocated and are recorded at fair value. As of December 31, 2019, $232.5 million in mortgage loans had been allocated to forward delivery loan commitments and were recorded at fair value within LHFS in the accompanying consolidated balance sheets.

Note 8.—Redeemable Preferred Stock

At December 31, 2020, the Company has outstanding $69.3 million liquidation preference of Series B and Series C Preferred Stock. The holders of each series of Preferred Stock, which are non-voting and redeemable at the option of the Company, retain the right to a $25.00 per share liquidation preference in the event of a liquidation of the Company and the right to receive dividends on the Preferred Stock if any such dividends are declared.

As disclosed within Note 13.—Commitments and Contingencies, on July 16, 2018, the court entered its Judgement Order and Memorandum Opinion on the matter entitled Timm v. Impac Mortgage Holdings, Inc., a purported class action on behalf of holders of the Company’s 9.375% Series B Cumulative Redeemable Preferred Stock (Preferred B) and 9.125% Series C Cumulative Redeemable Preferred Stock (Preferred C).  The court entered judgement in favor of the Company on all claims related to the Preferred C holders. The judgment also declared (among other items disclosed in Note 13) that two-thirds of the Preferred B holders were required to approve the 2009 amendments to the Preferred B Articles Supplementary, which was not obtained, rendering the 2009 amendments to the Preferred B Articles Supplementary invalid and leaving the 2004 Preferred B Articles Supplementary in effect.  As a result of the Judgement Order, all rights of the Preferred B holders under the 2004 Articles are deemed reinstated. Subject to an appeal, the Company has cumulative undeclared dividends in arrears of approximately $17.5 million, or approximately $26.37 per outstanding share of Preferred B, increasing the liquidation value to approximately $51.37 per share. Additionally, every quarter the cumulative undeclared dividends in arrears will increase by $0.5859 per share, or approximately $390 thousand.  As the Company prevailed on all claims related to the Preferred C holders, based on the court’s ruling there are no Preferred C dividends owed.  The liquidation preference, inclusive of the Preferred B cumulative undeclared dividends in arrears, is only payable upon voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs.

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

	December 31, 2020				December 31, 2019
	Carrying	Estimated Fair Value			Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$54,150	$54,150	$—	$—	$24,666	$24,666	$—	$—
Restricted cash	5,602	5,602	—	—	12,466	12,466	—	—
Mortgage loans held-for-sale	164,422	—	164,422	—	782,143	—	782,143	—
Mortgage servicing rights	339	—	—	339	41,470	—	—	41,470
Derivative assets, lending, net (1)	7,275	—	—	7,275	7,791	—	—	7,791
Securitized mortgage collateral	2,100,175	—	—	2,100,175	2,628,064	—	—	2,628,064

Liabilities
Warehouse borrowings	$151,932	$—	$151,932	$—	$701,563	$—	$701,563	$—
Convertible notes	20,000	—	—	20,000	24,996	—	—	24,996
Long-term debt	44,413	—	—	44,413	45,434	—	—	45,434
Securitized mortgage borrowings	2,086,557	—	—	2,086,557	2,619,210	—	—	2,619,210
Derivative liabilities, lending, net (2)	143	—	143	—	651	—	651	—

(1)	Represents IRLCs and are included in other assets in the accompanying consolidated balance sheets.
(2)	Represents Hedging Instruments and are included in other liabilities in the accompanying consolidated balance sheets.

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

For the consolidated non-recourse securitizations, the fair value of the financial liabilities of the consolidated non-recourse securitizations (securitized mortgage borrowings) is more observable than the fair value of the financial assets of the consolidated non-recourse securitizations (securitized mortgage collateral). In accordance with ASU 2014-13, the financial liabilities of the consolidated non-recourse securitizations are the more observable input and measured at fair value and the financial assets are being measured in consolidation as: (1) the sum of the fair value of the securitized mortgage borrowings and the fair value of the beneficial interests retained by the Company less (2) the carrying value of any REO. The resulting amount is allocated to securitized mortgage collateral.

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

FASB ASC 820-10-35 specifies a hierarchy of valuation techniques based on whether the inputs to those techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

●	Level 1—Quoted prices (unadjusted) in active markets for identical instruments or liabilities that an entity has the ability to assess at measurement date.

●	Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; inputs other than quoted prices that are observable for an asset or liability, including interest rates and yield curves observable at commonly quoted intervals, prepayment speeds, loss severities, credit risks and default rates; and market-corroborated inputs.
●	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when estimating fair value.

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its securitized mortgage collateral and borrowings, derivative assets (IRLCs), Notes and long-term debt as Level 3 fair value measurements. Level 3 assets and liabilities measured at fair value on a recurring basis were approximately 90% and 93% and 77% and 79%, respectively, of total assets and total liabilities measured at estimated fair value at December 31, 2020 and 2019.

Recurring Fair Value Measurements

The Company assesses its financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by FASB ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers into Level 3 classified instruments during the year ended December 31, 2020.

The following tables present the Company’s assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at December 31, 2020 and 2019, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	December 31, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Mortgage loans held-for-sale	$—	$164,422	$—	$—	$782,143	$—
Derivative assets, lending, net (1)	—	—	7,275	—	—	7,791
Mortgage servicing rights	—	—	339	—	—	41,470
Securitized mortgage collateral	—	—	2,100,175	—	—	2,628,064
Total assets at fair value	$—	$164,422	$2,107,789	$—	$782,143	$2,677,325
Liabilities
Securitized mortgage borrowings	$—	$—	$2,086,557	$—	$—	$2,619,210
Long-term debt	—	—	44,413	—	—	45,434
Derivative liabilities, lending, net (2)	—	143	—	—	651	—
Total liabilities at fair value	$—	$143	$2,130,970	$—	$651	$2,664,644

(1)	At December 31, 2020, derivative assets, lending, net included $7.3 million in IRLCs and is included in other assets in the accompanying consolidated balance sheets. At December 31, 2019, derivative assets, lending, net included $7.8 million in IRLCs and is included in other assets in accompanying consolidated balance sheets.
(2)	At December 31, 2020 and 2019, derivative liabilities, lending, net are included in other liabilities in the accompanying consolidated balance sheets.

The following tables present reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2020 and 2019:

	Level 3 Recurring Fair Value Measurements
	For the Year Ended December 31, 2020

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, December 31, 2019	$2,628,064	$(2,619,210)	$41,470	$7,791	$(45,434)
Total (losses) gains included in earnings:
Interest income (1)	747	—	—	—	—
Interest expense (1)	—	(65,421)	—	—	(850)
Change in fair value	(92,562)	79,481	(21,962)	(516)	1,899
Change in instrument specific credit risk	—	—	—	—	(28)	(2)
Total (losses) gains included in earnings	(91,815)	14,060	(21,962)	(516)	1,021
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	2,094	—	—
Settlements	(436,074)	518,593	(21,263)	—	—
Fair value, December 31, 2020	$2,100,175	$(2,086,557)	$339	$7,275	$(44,413)
Unrealized (losses) gains still held (3)	$(275,818)	$2,500,674	$339	$7,275	$17,587

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $8.9 million for the year ended December 31, 2020. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive loss is primarily from contractual interest on the securitized mortgage collateral and borrowings.
(2)	Amount represents the change in instrument specific credit risk in other comprehensive loss in the consolidated statements of operations and comprehensive loss.
(3)	Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at December 31, 2020.

	Level 3 Recurring Fair Value Measurements
	For the Year Ended December 31, 2019

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, December 31, 2018	$3,157,071	$(3,148,215)	$64,728	$3,351	$(44,856)
Total gains (losses) included in earnings:
Interest income (1)	11,279	—	—	—	—
Interest expense (1)	—	(38,127)	—	—	(425)
Change in fair value	52,499	(55,896)	(25,771)	4,440	(1,429)
Change in instrument specific credit risk	—	—	—	—	1,276	(2)
Total gains (losses) included in earnings	63,778	(94,023)	(25,771)	4,440	(578)
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	2,491	—	—
Settlements	(592,785)	623,028	22	—	—
Fair value, December 31, 2019	$2,628,064	$(2,619,210)	$41,470	$7,791	$(45,434)
Unrealized (losses) gains still held (3)	$(232,469)	$2,486,615	$41,470	$7,791	$16,566

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $9.4 million for the year ended December 31, 2019. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive loss is primarily from contractual interest on the securitized mortgage collateral and borrowings.
(2)	Amount represents the change in instrument specific credit risk in other comprehensive loss in the consolidated statements of operations and comprehensive loss.
(3)	Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that were still held and reflected in the fair values at December 31, 2019.

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and non-recurring basis at December 31, 2020.

	Estimated	Valuation	Unobservable	Range of	Weighted
Financial Instrument	Fair Value	Technique	Input	Inputs	Average
Assets and liabilities backed by real estate
Securitized mortgage collateral, and	$2,100,175	Discounted Cash Flow	Prepayment rates	2.0 - 25.6%	12.4%
Securitized mortgage borrowings	(2,086,557)		Default rates	0.07 - 24.1%	3.4%
			Loss severities	0.01 - 97.7%	64.1%
			Discount rates	1.1 - 25.0%	2.6%
Other assets and liabilities
Mortgage servicing rights	$339	Discounted Cash Flow	Discount rates	12.5 - 15.0%	12.8%
			Prepayment rates	9.1 - 27.5%	12.3%
Derivative assets - IRLCs, net	7,275	Market pricing	Pull-through rates	21.6 - 99.9%	69.0%
Long-term debt	(44,413)	Discounted Cash Flow	Discount rates	8.3%	8.3%

For assets and liabilities backed by real estate, a significant increase in discount rates, default rates or loss severities would result in a significantly lower estimated fair value. The effect of changes in prepayment speeds would have differing effects depending on the seniority or other characteristics of the instrument. For other assets and liabilities, a significant increase in discount rates would result in a significantly lower estimated fair value. A significant increase or decrease in pull-through rate assumptions would result in a significant increase or decrease, respectively, in the fair value of IRLCs. The Company believes that the imprecision of an estimate could be significant.

The following tables present the changes in recurring fair value measurements included in net losses for the years ended December 31, 2020 and 2019:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	For the Year Ended December 31, 2020
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Income	Gain on Sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$747	$—	$(92,562)		$—	$—	$—	$(91,815)
Securitized mortgage borrowings	—	(65,421)	79,481		—	—	—	14,060
Long-term debt	—	(850)	—		1,899	—	—	1,049
Mortgage servicing rights (2)	—	—	—		—	(21,962)	—	(21,962)
Mortgage loans held-for-sale	—	—	—		—	—	(15,955)	(15,955)
Derivative assets — IRLCs	—	—	—		—	—	(516)	(516)
Derivative liabilities — Hedging Instruments	—	—	—		—	—	509	509
Total	$747	$(66,271)	$(13,081)	(3)	$1,899	$(21,962)	$(15,962)	$(114,630)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in loss on mortgage servicing rights, net in the consolidated statements of operations and comprehensive loss.
(3)	For the year ended December 31, 2020, change in the fair value of trust assets, excluding REO was $13.1 million.

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

Mortgage servicing rights—The Company elected to carry its mortgage servicing rights arising from its mortgage loan origination operation at fair value. The fair value of mortgage servicing rights is based upon a discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at December 31, 2020 and 2019.

Mortgage loans held-for-sale—The Company elected to carry its mortgage LHFS originated or acquired from its mortgage lending operation at fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage LHFS as a Level 2 measurement at December 31, 2020 and 2019.

Securitized mortgage collateral—The Company elected to carry its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows, with observable market participant assumptions, where available. The Company’s assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of December 31, 2020, securitized mortgage collateral had an unpaid principal balance of $2.4 billion, compared to an estimated fair value on the Company’s consolidated balance sheets of $2.1 billion. The aggregate unpaid principal balance exceeds the fair value by $0.3 billion at December 31, 2020. As of December 31, 2020, the unpaid principal balance of loans 90 days or more past due was $0.4 billion compared to an estimated fair value of $0.1 billion. The aggregate unpaid principal balances of loans 90 days or more past due exceed the fair value by $0.3 billion at December 31, 2020. Securitized mortgage collateral is considered a Level 3 measurement at December 31, 2020 and 2019.

Securitized mortgage borrowings—The Company elected to carry all of its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include the Company’s judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of December 31, 2020, securitized mortgage borrowings had an outstanding principal balance of $2.4 billion, net of $2.2 billion in bond losses, compared to an estimated fair value of $2.1 billion. The aggregate outstanding principal balance exceeds the fair value by $0.3 billion at December 31, 2020. Securitized mortgage borrowings are considered a Level 3 measurement at December 31, 2020 and 2019.

Long-term debt—The Company elected to carry its remaining long-term debt (consisting of junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company’s own credit risk, including settlements with trust preferred debt holders and discounted cash flow analysis. As of December 31, 2020, long-term debt had an unpaid principal balance of $62.0 million compared to an estimated fair value of $44.4 million. The aggregate unpaid principal balance exceeds the fair value by $17.6 million at December 31, 2020. The long-term debt is considered a Level 3 measurement at December 31, 2020 and 2019.

Derivative assets and liabilities, Lending—The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. The derivatives include IRLCs with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. The derivatives also include hedging instruments (typically TBA MBS and forward loan commitments) used to hedge the fair value changes associated with changes in interest rates relating to its mortgage lending originations. The

Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, expected sale date of the loan, and current market interest rates. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated Pull-through Rate. The anticipated Pull-through Rate is an unobservable input based on historical experience, which results in classification of IRLCs as a Level 3 measurement at December 31, 2020 and 2019. The fair value of the Hedging Instruments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, the Hedging Instruments are classified as a Level 2 measurement at December 31, 2020 and 2019.

Nonrecurring Fair Value Measurements

The Company is required to measure certain assets and liabilities at estimated fair value from time to time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10.

The following table presents financial and non-financial assets and liabilities measured using nonrecurring fair value measurements at December 31, 2020 and 2019, respectively:

	Nonrecurring Fair Value Measurements
	December 31, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
REO (1)	$—	$3,173	$—	$—	$6,834	$—
ROU asset	—	—	13,512	—	—	—

(1)	Balance represents REO at December 31, 2020 and December 31, 2019 which has been impaired subsequent to foreclosure.

The following table presents total losses on financial and non-financial assets and liabilities measured using nonrecurring fair value measurements for the years ended December 31, 2020 and 2019, respectively:

	Total Gains (Losses) (1)
	For the Year Ended December 31,
	2020	2019
REO (2)	$7,393	$(6,434)

(1)	Total gains (losses) reflect gains (losses) from all nonrecurring measurements during the period.
(2)	For the years ended December 31, 2020 and 2019, the Company recorded $7.4 million and ($6.4) million, respectively, of gains (losses) related to changes in the NRV of REO. Gains represent recovery of the NRV attributable to an improvement in state specific loss severities on properties held during the period which resulted in an increase to NRV. Losses represent impairment of the NRV attributable to an increase in state specific loss severities on REO held during the period which resulted in a decrease to NRV.

Real estate owned—REO consists of residential real estate acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. REO balance representing REOs which have been impaired subsequent to foreclosure are subject to nonrecurring fair value measurement and included in the nonrecurring fair value measurements tables. Fair values of REO are generally based on observable market inputs, and considered Level 2 measurements at December 31, 2020 and 2019.

ROU asset—The Company performs reviews of its ROU assets for impairment when evidence exists that the carrying value of an asset may not be recoverable. During the first quarter of 2020, the Company recorded a $393 thousand ROU asset impairment charge related to the consolidation of one floor of our corporate office. The impairment charge is included in general, administrative and other expense in the consolidated statements of operations and comprehensive loss.  ROU asset was considered a Level 3 fair value measurement at December 31, 2020 and December 31, 2019.

Note 10.—Reconciliation of Loss Per Common Share

The following table presents the computation of basic and diluted loss per common share, including the dilutive effect of stock options, restricted stock awards (RSA’s), restricted stock units (RSU’s), deferred stock units (DSU’s), Notes and cumulative redeemable preferred stock outstanding for the periods indicated, when dilutive:

	For the Three Months Ended		For the Year Ended
	December 31,		December 31,
	2020	2019	2020	2019
Numerator for basic loss per share:
Net loss	$(2,190)	$(677)	$(88,150)	$(7,977)

Numerator for diluted loss per share:
Net loss	$(2,190)	$(677)	$(88,150)	$(7,977)
Interest expense attributable to convertible notes (1)	—	—	—	—
Net loss plus interest expense attributable to convertible notes	$(2,190)	$(677)	$(88,150)	$(7,977)

Denominator for basic loss per share (2):
Basic weighted average common shares outstanding during the year	21,255	21,220	21,251	21,189

Denominator for diluted loss per share (2):
Basic weighted average common shares outstanding during the year	21,255	21,220	21,251	21,189
Net effect of dilutive convertible notes and warrants (1)	—	—	—	—
Net effect of dilutive stock options, DSU’s, RSA's and RSU's (1)	—	—	—	—
Diluted weighted average common shares	21,255	21,220	21,251	21,189
Net loss per common share:
Basic	$(0.10)	$(0.03)	$(4.15)	$(0.38)
Diluted	$(0.10)	$(0.03)	$(4.15)	$(0.38)

(1)	Adjustments to diluted loss per share for the Notes for the years ended December 31, 2020 and 2019, were excluded from the calculation, as they were anti-dilutive.
(2)	Share amounts presented in thousands.

The anti-dilutive stock options, RSA’s, RSU’s and DSU’s outstanding for the years ending December 31, 2020 and 2019 were 829 thousand and 1.1 million shares in the aggregate, respectively.  Additionally, for the years ended December 2020 and 2019, there were 930 thousand and 1.2 million shares, respectively, attributable to the Notes that were anti-dilutive.

In addition to the potential dilutive effects of stock options, RSA’s, RSU’s, DSU’s and Notes listed above, see Note 8.—Redeemable Preferred Stock, for a description of cumulative undeclared dividends in arrears which would also become dilutive in the event the Company is not successful in its appeal of the original court ruling.

Note 11.—Income Taxes

The Company is subject to federal income taxes as a regular (Subchapter C) corporation and files a consolidated U.S. federal income tax return.

Income taxes for the years ended December 31, 2020 and 2019 were as follows:

	For the year ended December 31,
	2020	2019
Current income taxes:
Federal	$8	$(362)
State	125	117
Total current income tax expense (benefit)	133	(245)
Deferred income taxes:
Federal	—	—
State	—	—
Total deferred income tax expense	—	—
Total income tax expense (benefit)	$133	$(245)

The Company recorded income tax expense (benefit) of $133 thousand and $(245) thousand for the years ended December 31, 2020 and 2019, respectively. The income tax expense of $133 thousand for the year ended December 31, 2020 was primarily the result of state taxes from states where the Company does not have net operating loss (NOL) carryforwards or state minimum taxes. The income tax benefit of $(245) thousand for the year ended December 31, 2019 was primarily the result of tax benefits resulting from the intraperiod allocation rules that are applied when there is a pre-tax loss from continuing operations and pre-tax income from other comprehensive earnings partially offset by state taxes from states where the Company does not have net operating loss carryforwards or state minimum taxes.

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

The Company's deferred tax assets are primarily the result of net operating losses and basis differences on mortgage securities and goodwill. The Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2020 as it is more likely than not that the deferred tax assets will not be realized. The valuation allowance is based on the management's assessment that it is more likely than not that certain deferred tax assets, primarily net operating loss carryforwards, may not be realized in the foreseeable future due to objective negative evidence.

Deferred tax assets are comprised of the following temporary differences between the financial statement carrying value and the tax basis of assets:

	For the year ended December 31,
	2020	2019
Deferred tax assets:
Federal and state net operating losses	$173,652	$163,676
Mortgage securities	54,624	49,927
Depreciation and amortization	26,752	29,127
Capital loss carryover	171	169
Compensation and other accruals	3,060	3,535
Repurchase reserve	2,200	2,765
Total gross deferred tax assets	260,459	249,199
Deferred tax liabilities:
Fair value adjustments on long-term debt	(4,639)	(4,391)
Mortgage servicing rights	(106)	(11,549)
Corporate-owned life insurance	(968)	—
Total gross deferred tax liabilities	(5,713)	(15,940)
Valuation allowance	(254,746)	(233,259)
Total net deferred tax assets	$—	$—

The following is a reconciliation of income taxes to the expected statutory federal corporate income tax rates for the years ended December 31, 2020 and 2019:

	For the year ended December 31,
	2020	2019
Expected income tax expense	$(18,483)	$(1,727)
State tax expense, net of federal benefit	99	106
State rate change	(731)	(269)
Change in valuation allowance	19,016	1,425
Corporate-owned life insurance interest and premiums	170	—
Other	62	220
Total income tax expense (benefit)	$133	$(245)

At December 31, 2020, the Company had accumulated other comprehensive earnings of $24.8 million, which was net of tax of $11.3 million.

As of December 31, 2020, the Company had estimated NOL carryforwards of approximately $609.3 million. Federal NOL carryforwards begin to expire in 2027.  As of December 31, 2020, the Company had estimated California NOL carryforwards of approximately $420.3 million, which begin to expire in 2028.  The Company may not be able to realize the maximum benefit due to the nature and tax entities that hold the NOL.

On October 23, 2019, the Company adopted a Tax Benefits Preservation Rights Agreement (Rights Plan) to help preserve the value of certain deferred tax benefits, including those generated by net operating losses (collectively, Tax Benefits). In general, the Company may “carry forward” net operating losses in certain circumstances to offset current and future taxable income, which will reduce federal and state income tax liability, subject to certain requirements and restrictions. The Company’s ability to use these Tax Benefits would be substantially limited and impaired if it were to experience an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended (the Code) and the Treasury Regulations promulgated thereunder. Generally, the Company will experience an “ownership change” if the percentage of the shares of Common Stock owned by one or more “five-percent shareholders” increases by more than 50 percentage points over the lowest percentage of shares of Common Stock owned by such stockholder at any time during the prior three year on a rolling basis. As such, the Rights Plan has a 4.99% “trigger” threshold that is intended to act as a deterrent to any person or entity seeking to acquire 4.99% or more of the outstanding Common Stock without the prior approval of the board of directors. The Rights Plan also has certain ancillary anti-takeover effects. The rights accompany each share of common stock of the Company and are evidenced by ownership of common stock. The rights are not exercisable except upon the occurrence of certain change of control events. Once triggered, the rights would entitle the stockholders, other than a person qualifying as an “Acquiring Person” pursuant to the rights plan, to certain “flip in”,

“flip over” and exchange rights. The rights issued under the Rights Plan may be redeemed by the board of directors at a nominal redemption price of $0.001 per right, and the board of directors may amend the rights in any respect until the rights are triggered.   The Rights Plan was approved at the Company’s 2020 annual meeting of stockholders and will expire on the three-year anniversary of its adoption.

The Company adopted ASU 2019-12 on a prospective basis on January 1, 2020. The most significant impact to the Company included the removal of the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive earnings). The changes also add a requirement for an entity to reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

The Company files numerous tax returns in various jurisdictions. While the Company is subject to examination by various taxing authorities, the Company believes there are no unresolved issues or claims likely to be material to its financial position. The Company classifies interest and penalties on taxes as provision for income taxes. As of December 31, 2020 and 2019, the Company has no material uncertain tax positions.    The Company has state AMT credits in the amount of $404 thousand as of December 31, 2020.

Note 12.—Segment Reporting

The Company has three primary reporting segments which include mortgage lending, real estate services and long-term mortgage portfolio. Unallocated corporate and other administrative costs, including the costs associated with being a public company, are presented in corporate and other.

The following table presents selected balance sheet data by reporting segment as of the dates indicated:

Balance Sheet Items as of	Mortgage	Real Estate	Long-term	Corporate
December 31, 2020:	Lending	Services	Portfolio	and other	Consolidated
Cash and cash equivalents	$50,968	$501	$—	2,681	$54,150
Restricted cash	5,602	—	—	—	5,602
Mortgage loans held-for-sale	164,422	—	—	—	164,422
Mortgage servicing rights	339	—	—	—	339
Trust assets	—	—	2,103,269	—	2,103,269
Other assets (1)	12,510	2	130	28,882	41,524
Total assets	$233,841	$503	$2,103,399	$31,563	$2,369,306
Total liabilities	$166,285	$—	$2,131,178	$56,192	$2,353,655

Balance Sheet Items as of	Mortgage	Real Estate	Long-term	Corporate
December 31, 2019:	Lending	Services	Portfolio	and other	Consolidated
Cash and cash equivalents	$23,647	$4	$—	$1,015	$24,666
Restricted cash	12,466	—	—	—	12,466
Mortgage loans held-for-sale	782,143	—	—	—	782,143
Mortgage servicing rights	41,470	—	—	—	41,470
Trust assets	—	—	2,634,746	—	2,634,746
Other assets (1)	29,121	2	66	21,599	50,788
Total assets	$888,847	$6	$2,634,812	$22,614	$3,546,279
Total liabilities	$723,965	$—	$2,664,946	$53,131	$3,442,042

(1)	All segment asset balances exclude intercompany balances.

The following table presents selected statement of operations information by reporting segment for the years ended December 31, 2020 and 2019:

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Year Ended December 31, 2020:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$14,004	$—	$—	$—	$14,004
Servicing fees, net	3,603	—	—	—	3,603
Loss on mortgage servicing rights, net	(28,509)	—	—	—	(28,509)
Real estate services fees, net	—	1,312	—	—	1,312
Other revenue	135	—	143	1,220	1,498
Other operating expense	(60,869)	(1,485)	(633)	(18,286)	(81,273)
Other income (expense)	2,366	—	1,344	(2,362)	1,348
Net (loss) earnings before income tax expense	$(69,270)	$(173)	$854	$(19,428)	(88,017)
Income tax expense					133
Net loss					$(88,150)

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Year Ended December 31, 2019:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$98,830	$—	$—	$—	$98,830
Servicing fees, net	12,943	—	—	—	12,943
Loss on mortgage servicing rights, net	(24,911)	—	—	—	(24,911)
Real estate services fees, net	—	3,287	—	—	3,287
Other revenue	157	—	260	62	479
Other operating expense	(79,536)	(1,391)	(531)	(15,462)	(96,920)
Other income (expense)	6,067	—	(6,189)	(1,808)	(1,930)
Net earnings (loss) before income tax expense	$13,550	$1,896	$(6,460)	$(17,208)	$(8,222)
Income tax benefit					(245)
Net loss					$(7,977)

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

The legal matters summarized below are ongoing and may have an effect on the Company’s business and future financial condition and results of operations:

On December 7, 2011, a purported class action was filed in the Circuit Court of Baltimore City entitled Timm v. Impac Mortgage Holdings, Inc., et al. alleging on behalf of holders of the Company’s 9.375% Series B Cumulative Redeemable Preferred Stock (Preferred B) and 9.125% Series C Cumulative Redeemable Preferred Stock (Preferred C) who did not tender their stock in connection with the Company’s 2009 completion of its Offer to Purchase and Consent Solicitation that the Company failed to achieve the required consent of the Preferred B and C holders, the consents to amend the Preferred stock were not effective because they were given on unissued stock (after redemption), the Company tied the tender offer with a consent requirement that constituted an improper “vote buying” scheme, and that the tender offer was a breach of a fiduciary duty. The action seeks the payment of two quarterly dividends for the Preferred B and C holders, the unwinding of the consents and reinstatement of the cumulative dividend on the Preferred B and C stock, and the election of two directors by the Preferred B and C holders. The action also seeks punitive damages and legal expenses. On July 16, 2018, the Circuit Court entered a Judgement Order whereby it (1) declared and entered judgment in favor of all defendants on all claims related to the Preferred C holders and all claims against all individual defendants thereby affirming the validity of the 2009 amendments to the Preferred C Articles Supplementary; (2) declared its interpretation of the voting provision language in the Preferred B Articles Supplementary to mean that consent of two-thirds of the Preferred B stockholders was required to approve the 2009 amendments to the Preferred B Articles Supplementary, which consent was not obtained, thus rendering the amendments invalid and leaving the 2004 Preferred B Articles Supplementary in effect; (3) ordered the Company to hold a special election within sixty days for the Preferred B stockholders to elect two directors to the Board of Directors pursuant to the 2004 Preferred B Articles Supplementary (which Directors will remain on the Company’s Board of Directors until such time as all accumulated dividends on the Preferred B have been paid or set aside for payment); and (4) declared that the Company is required to pay three quarters of dividends on the Preferred B stock under the 2004 Preferred B Articles Supplementary (approximately, $1.2 million, but did not order the Company to make any payment at this time). The Circuit Court declined to certify any class pending the outcome of appeals and certified its Judgment Order for immediate appeal. On October 2, 2019, the Court of Special Appeals held oral argument for all appeals in the matter. On February 5, 2020, the Court of Special Appeals requested that the parties provide a supplemental memorandum explaining the appealability of the original Circuit Court opinion which the Company responded to on February 21, 2020. On April 1, 2020, the Court of Special Appeals issued an opinion affirming the judgment in favor of plaintiffs on the Series B voting rights arguing that the voting rights provision was not ambiguous.  In response, the Company filed a petition for a writ of certiorari to the Maryland Court of Appeals appealing the Court of Special Appeals opinion. The Maryland Court of Appeals granted the writ of certiorari on July 13, 2020, agreeing to hear the Company’s appeal. All parties submitted their briefs and oral argument was held on December 4, 2020. There is no set timeframe for the court to issue its ruling.

On April 30, 2012, a purported class action was filed in California entitled Marentes v. Impac Mortgage Holdings, Inc., alleging that certain loan modification activities of the Company constitute an unfair business practice, false advertising and marketing, and that the fees charged are improper. The complaint seeks unspecified damages, restitution, injunctive relief, attorney’s fees and prejudgment interest. On August 22, 2012, the plaintiffs filed an amended complaint adding Impac Funding Corporation as a defendant and on October 2, 2012, the plaintiffs dismissed Impac Mortgage Holdings, Inc., without prejudice. On January 11, 2019, the trial court determined that the plaintiffs were unable to prove their case and ordered that judgment be entered in favor of the defendant. On April 19, 2019, the plaintiffs filed their Notice of Appeal and the plaintiffs filed their opening brief on October 31, 2019. The Company filed its response on February 19, 2020. On September 11, 2020, the Court of Appeal of the State of California affirmed the trial court’s judgment in favor of the Company. On October 21, 2020, the plaintiffs filed a Petition for Review with the Supreme Court of California. On December 16, 2020, the Supreme Court of California denied Marentes’ petition.

On April 20, 2017, a purported class action was filed in the United States District Court, Central District of California, entitled Nguyen v. Impac Mortgage Corp. dba CashCall Mortgage et al. The plaintiffs contend the defendants did not pay purported class members overtime compensation or provide meal and rest breaks, as required by law. The action seeks to invalidate any waiver signed by a purported class member of their right to bring a class action and seeks damages, restitution, penalties, attorney’s fees, interest, and an injunction against unfair, deceptive, and unlawful activities.  On August 23, 2018, the court (1) granted the defendants motion to compel arbitration as to all claims, except for the plaintiffs’ claims under California’s Labor Code Private Attorneys General Act (PAGA); (2) ordered the plaintiffs to submit their claims (other than PAGA claims) to arbitration on an individual, non-class, non-collective, and non-representative basis; (3) dismissed all class and collective claims with prejudice to the plaintiffs and without prejudice to putative class members; and (4) stayed all claims that were compelled to arbitration, as well as the PAGA claims. Plaintiffs Jason Nguyen and Tam Nguyen each submitted their respective demands for individual arbitration to the American Arbitration Association. An arbitration hearing has not yet been set in the Jason Nguyen case.  An arbitration hearing has been scheduled for October 25, 2021 in the Tam Nguyen case.

On September 18, 2018, a purported class action was filed in the Superior Court of California, Orange County, entitled McNair v. Impac Mortgage Corp. dba CashCall Mortgage. The plaintiff contends the defendant did not pay the plaintiff and purported class members overtime compensation, provide required meal and rest breaks, or provide accurate wage statements. The action seeks damages, restitution, penalties, interest, attorney’s fees, and all other appropriate injunctive, declaratory, and equitable relief. On March 8, 2019, a First Amended Complaint was filed, which added a claim alleging PAGA violations. On March 12, 2019, the parties filed a stipulation with the court stating (1) the plaintiff’s individual claims should be arbitrated pursuant to the parties’ arbitration agreement, (2) the class claims should be struck from the First Amended Complaint, and (3) the plaintiff will proceed solely with regard to her PAGA claims. This case was consolidated with the Batres v. Impac Mortgage Corp. dba CashCall Mortgage case discussed below with a rescheduled trial date of July 12, 2021.

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

Lease Commitments

The following table presents the operating lease balances within the consolidated balance sheets, weighted average remaining lease term, and weighted average discount rates related to the Company’s operating leases as of December 31, 2020:

		December 31,
Lease Assets and Liabilities	Classification	2020
Assets
Operating lease ROU assets	Other assets	$ 13,512

Liabilities
Operating lease liabilities	Other liabilities	$ 16,448

Weighted average remaining lease term (in years)		3.7
Weighted average discount rate		4.8%

The following table presents the maturities of the Company’s operating lease liabilities as of December 31, 2020:

Year 2021	$4,639
Year 2022	4,767
Year 2023	4,905
Year 2024	3,729
Total lease commitments	$18,040
Less: imputed interest	(1,592)
Total lease liability	$16,448

During the years ended December 31, 2020 and 2019, cash paid for operating leases was $5.2 million and $4.7 million, respectively.  Total operating lease expense for the years ended December 31, 2020 and 2019 was $4.7 million and $4.2 million, respectively.  Operating lease expense includes short-term leases and sublease income, both of which are immaterial.

During the year ended December 31, 2020, the Company recognized ROU asset impairment of $393 thousand related to the consolidation of one floor of the Company’s corporate office, reducing the carrying value of the lease asset to its estimated fair value.  The impairment charge is included in general, administrative and other expense in the consolidated statements of operations and comprehensive loss.

As of December 31, 2020, the Company had no additional operating leases that had not yet commenced.

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

The Company regularly evaluates the adequacy of repurchase reserves based on trends in repurchase and indemnification requests, actual loss experience, settlement negotiation, estimated future loss exposure and other relevant factors including economic conditions. The Company sold $3.3 billion and $4.1 billion of loans for the years ended December 31, 2020 and 2019, respectively, which are subject to repurchase representations and warranties. The Company believes its reserve balances as of December 31, 2020 are sufficient to cover future loss exposure associated with repurchase contingencies.

The following table summarizes the repurchase reserve activity (included in other liabilities in the accompanying consolidated balance sheets) related to previously sold loans for the years ended December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
Beginning balance	$8,969	$7,657
Provision for repurchases	5,227	5,487
Settlements	(7,142)	(4,175)
Total repurchase reserve	$7,054	$8,969

Corporate-owned Life Insurance Trusts

During the first quarter of 2020, there was a triggering event that caused the Company to reevaluate the consolidation of certain corporate-owned life insurance trusts. As a result, the Company has consolidated life insurance trusts for three former executive officers.  The corporate-owned life insurance contracts are recorded at cash surrender value, which is provided by a third party and held within trusts. At December 31, 2020, the cash surrender value of the policies was $10.7 million and were recorded within other assets on the consolidated balance sheets. At December 31, 2020, the liability associated with the corporate-owned life insurance trusts was $12.6 million.

	At December 31, 2020
Corporate-owned life insurance trusts:	Trust #1	Trust #2	Trust #3	Total
Corporate-owned life insurance cash surrender value	$4,924	$3,765	$1,970	$10,659
Corporate-owned life insurance liability	5,803	4,550	2,216	12,569
Corporate-owned life insurance shortfall (1)	$(879)	$(785)	$(246)	$(1,910)

________________________

(1)	$1.3 million of the total shortfall was recorded as a change in retained deficit at the time of the consolidation of the trusts. The additional shortfall was recorded in the accompanying consolidated statements of operations and comprehensive loss.

Concentration of Risk

The aggregate unpaid principal balance of loans in the Company’s long-term mortgage portfolio secured by properties in California and Florida was $1.2 billion and $267.8 million, or 49% and 11%, respectively, at December 31, 2020.

The Company sells mortgage loans to various third-party investors. The largest four investors accounted for 77% of the Company’s loan sales for the year ended December 31, 2020.  No other investors accounted for more than 5% of the loan sales for the year ended December 31, 2020. The Company also has geographic concentration risk because 86% of the Company’s mortgage loan originations were from California.

Note 14.—Share Based Payments and Employee Benefit Plans

The Company maintains an equity-based incentive compensation plan, the terms of which are governed by the 2020 Equity Incentive Plan (the 2020 Incentive Plan). The 2020 Incentive Plan provides for the grant of stock appreciation rights, RSU’s, DSU’s, performance shares and other stock and cash-based incentive awards. Employees, directors, consultants or other persons providing services to the Company or its affiliates are eligible to receive awards pursuant to the 2020 Incentive Plan. In connection with the adoption of the 2020 Incentive Plan, the Company’s 2010 Omnibus Incentive Plan (Prior Plan), which was scheduled to expire in July 2020, was frozen for new grants.  The 2010 Plan will remain in place only for the issuance of shares of our common stock pursuant to equity compensation awards outstanding under the 2010 Plan, which awards will continue to be governed by the terms of the 2010 Plan.  As of December 31, 2020, the aggregate number of shares reserved under the 2020 Incentive Plan and Prior plan, is 2,000,000 and 1,167,799 shares, respectively, and there were 2,000,000 shares available for grant as stock options, RSU’s, DSU’s or other stock and cash-based incentive awards. The Company issues new shares of common stock to satisfy stock option exercises, RSU vesting, DSU issuances and other stock-based incentive awards.

The fair value of options granted, which is amortized to expense over the option service period, is estimated on the date of grant with the following weighted average assumptions:

	For the year ended December 31,
	2020	2019
Risk-free interest rate	1.45%	2.23 - 2.51%
Expected lives (in years)	4.94	4.74 - 5.06
Expected volatility	61.21%	56.14 - 56.57%
Expected dividend yield	0.00%	0.00%
Fair value per share	$3.13	$1.61 - 1.85

The following table summarizes activity, pricing and other information for the Company’s stock options for the years presented below:

	For the year ended December 31,
	2020		2019
		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Options outstanding at the beginning of the year	914,470	$8.10	1,001,469	$13.16
Options granted	30,000	5.34	592,500	3.66
Options exercised	(9,500)	4.84	(103,351)	3.34
Options forfeited/cancelled	(410,613)	7.35	(576,148)	13.20
Options outstanding at the end of the year	524,357	8.58	914,470	8.10
Options exercisable at the end of the year	327,366	$11.46	328,933	$14.36

The aggregate intrinsic value in the following table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $3.04 and $5.26 per common share as of December 31, 2020 and 2019, respectively. Aggregate intrinsic value represents the amount of proceeds the option holders would have received had all option holders exercised their options and sold the stock as of that date.

	As of December 31,
	2020		2019

	Weighted-		Weighted-
	Average	Aggregate	Average	Aggregate
	Remaining	Intrinsic	Remaining	Intrinsic
	Life	Value	Life	Value
	(Years)	(in thousands)	(Years)	(in thousands)
Options outstanding at end of year	6.77	$-	7.78	$838
Options exercisable at end of year	5.96	$-	5.55	$25

As of December 31, 2020, there was approximately $216 thousand of total unrecognized compensation cost related to stock option compensation arrangements granted, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 1.1 years.

For the years ended December 31, 2020 and 2019, the aggregate grant-date fair value of stock options granted was approximately $94 thousand and $1.1 million, respectively.

For the years ended December 31, 2020 and 2019, total stock-based compensation expense was $702 thousand and $660 thousand, respectively.

Additional information regarding stock options outstanding as of December 31, 2020 is as follows:

	Stock Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Exercise		Remaining	Average		Average
Price	Number	Contractual	Exercise	Number	Exercise
Range	Outstanding	Life in Years	Price	Exercisable	Price
$3.22 - 3.74	93,001	7.88	$3.59	32,676	$3.59
3.75 - 5.38	200,000	8.16	3.75	66,667	3.75
5.39 - 9.85	27,582	5.01	7.01	24,249	6.62
9.86 - 17.39	92,524	5.25	12.11	92,524	12.11
17.40 - 20.49	57,250	5.55	17.40	57,250	17.40
20.50	54,000	4.56	20.50	54,000	20.50
$3.22 - 20.50	524,357	6.77	$8.58	327,366	$11.46

In addition to the options granted, the Company has granted DSUs, which vest between one and three year periods. The fair value of each DSU was measured on the date of grant using the grant date price of the Company’s stock. In 2020, the Company granted 15,000 DSU’s. For the year ended December 31, 2020, the aggregate grant-date fair value of DSU’s granted was $80 thousand.

The following table summarizes activity, pricing and other information for the Company’s DSU’s for the year ended December 31, 2020:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
DSU’s outstanding at the beginning of the year	54,500	$6.61
DSU’s granted	15,000	5.34
DSU’s issued	—	—
DSU’s forfeited/cancelled	(15,000)	5.34
DSU’s outstanding at the end of the year	54,500	$6.61

As of December 31, 2020, there was approximately $43 thousand of total unrecognized compensation cost related to the DSU compensation arrangements granted under the plan. This cost is expected to be recognized over a weighted average period of 1.2 years.

The following table summarizes activity, pricing and other information for the Company’s RSU’s for the ended December 31, 2020:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
RSU’s outstanding at beginning of the year	75,000	$3.75
RSU’s granted	242,961	5.34
RSU’s issued	(8,334)	3.75
RSU’s forfeited/cancelled	(42,406)	4.72
RSU’s outstanding at end of the year	267,221	$5.04

For the year ended December 31, 2020, the aggregate grant-date fair value of RSU’s granted was approximately $1.3 million. As of December 31, 2020, there was approximately $904 thousand of total unrecognized compensation cost related to the RSU compensation arrangements granted under the plan. This cost is expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes activity, pricing and other information for the Company’s RSA’s for the year ended December 31, 2020:

Weighted-
Average
	Number of	Grant Date
	Shares	Fair Value
RSA’s outstanding at beginning of the year	35,069	$3.57
RSA’s granted	—	—
RSA’s issued	—	—
RSA’s forfeited/cancelled	(35,069)	3.57
RSA’s outstanding at end of the year	—	$—

As of December 31, 2020, there were no outstanding RSA’s as the shares were forfeited prior to the minimum vesting requirement.

401(k) Plan

After meeting certain employment requirements, employees can participate in the Company’s 401(k) plan. Under the 401(k) plan, employees may contribute up to 25% of their salaries, pursuant to certain restrictions. Effective January 1, 2020, the Company matches 50% of the first 6% of employee contributions. Additional contributions may be made at the discretion of the board of directors. During the year ended December 31, 2020 and 2019, the Company recorded compensation expense of approximately $1.0 million and $751 thousand for basic matching contributions, respectively. There were no discretionary matching contributions recorded during the years ended December 31, 2020 or 2019.

Note 15.—Related Party Transactions

In May 2015, the Company issued the 2015 Convertible Notes to purchasers, some of which are related parties.  See Note 5.—Debt—Convertible Notes.

Note 16.—Subsequent Events

Subsequent events have been evaluated through the date of this filing.