Form 10-Q
period 2021-03-31
IMPAC MORTGAGE HOLDINGS INC
filed 2021-05-07
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

There were 21,332,684 shares of common stock outstanding as of May 3, 2021.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$53,053	$54,150
Restricted cash	5,787	5,602
Mortgage loans held-for-sale	209,893	164,422
Mortgage servicing rights	498	339
Securitized mortgage trust assets	2,044,308	2,103,269
Other assets	46,984	41,524
Total assets	$2,360,523	$2,369,306
LIABILITIES
Warehouse borrowings	$204,498	$151,932
Convertible notes, net	20,000	20,000
Long-term debt	45,361	44,413
Securitized mortgage trust liabilities	2,028,210	2,086,557
Other liabilities	48,934	50,753
Total liabilities	2,347,003	2,353,655

Commitments and contingencies (See Note 11)

STOCKHOLDERS’ EQUITY
Series A-1 junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $34,580; 2,000,000 shares authorized, 665,592 noncumulative shares issued and outstanding as of March 31, 2021 and December 31, 2020 (See Note 12)	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,127; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of March 31, 2021 and December 31, 2020 (See Note 12)	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 21,332,684 and 21,238,191 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	213	212
Additional paid-in capital	1,237,320	1,237,102
Accumulated other comprehensive earnings, net of tax	23,099	24,766
Total accumulated deficit:
Cumulative dividends declared	(822,520)	(822,520)
Accumulated deficit	(424,613)	(423,930)
Total accumulated deficit	(1,247,133)	(1,246,450)
Total stockholders’ equity	13,520	15,651
Total liabilities and stockholders’ equity	$2,360,523	$2,369,306

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Revenues
Gain (loss) on sale of loans, net	$20,131	$(28,162)
Servicing (expense) fees, net	(119)	2,507
Real estate services fees, net	210	393
Gain (loss) on mortgage servicing rights, net	38	(18,310)
Other	324	63
Total revenues, net	20,584	(43,509)
Expenses
Personnel	14,924	20,664
General, administrative and other	5,181	6,975
Business promotion	1,193	3,128
Total expenses	21,298	30,767
Operating loss	(714)	(74,276)

Other income
Interest income	16,525	36,095
Interest expense	(15,865)	(33,167)
Change in fair value of long-term debt	1,025	9,036
Change in fair value of net trust assets, including trust REO gains	(1,673)	(2,383)
Total other income, net	12	9,581
Loss before income taxes	(702)	(64,695)
Income tax (benefit) expense	(19)	36
Net loss	$(683)	$(64,731)

Other comprehensive loss
Change in fair value of instrument specific credit risk of long-term debt	(1,667)	(3,073)
Total comprehensive loss	$(2,350)	$(67,804)

Net loss per common share:
Basic	$(0.03)	$(3.05)
Diluted	$(0.03)	$(3.05)

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Preferred		Common		Additional	Cumulative		Accumulated Other	Total
	Shares	Preferred	Shares	Common	Paid-In	Dividends	Accumulated	Comprehensive	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Declared	Deficit	Earnings, net of tax	Equity
Balance, December 31, 2020	2,070,678	$21	21,238,191	$212	$1,237,102	$(822,520)	$(423,930)	$24,766	$15,651

Stock based compensation	—	—	—	—	218	—	—	—	218
Issuance of restricted stock units	—	—	94,493	1	—	—	—	—	1
Other comprehensive loss	—	—	—	—	—	—	—	(1,667)	(1,667)
Net loss	—	—	—	—	—	—	(683)	—	(683)
Balance, March 31, 2021	2,070,678	$21	21,332,684	$213	$1,237,320	$(822,520)	$(424,613)	$23,099	$13,520

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Preferred		Common		Additional	Cumulative		Accumulated Other	Total
	Shares	Preferred	Shares	Common	Paid-In	Dividends	Accumulated	Comprehensive	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Declared	Deficit	Earnings, net of tax	Equity
Balance, December 31, 2019	2,070,678	$21	21,255,426	$212	$1,236,237	$(822,520)	$(334,499)	$24,786	$104,237

Proceeds and tax benefit from exercise of stock options	—	—	9,500	1	46	—	—	—	47
Stock based compensation	—	—	—	—	238	—	—	—	238
Other comprehensive loss	—	—	—	—	—	—	—	(3,073)	(3,073)
Consolidation of corporate-owned life insurance trusts	—	—	—	—	—	—	(1,281)	—	(1,281)
Net loss	—	—	—	—	—	—	(64,731)	—	(64,731)
Balance, March 31, 2020	2,070,678	$21	21,264,926	$213	$1,236,521	$(822,520)	$(400,511)	$21,713	$35,437

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(683)	$(64,731)
Gain on sale of mortgage servicing rights	—	(521)
Change in fair value of mortgage servicing rights	(38)	18,831
Gain on sale of mortgage loans	(20,412)	(29,003)
Change in fair value of mortgage loans held-for-sale	868	45,493
Change in fair value of derivatives lending, net	215	6,277
Change in provision for repurchases	(802)	5,395
Origination of mortgage loans held-for-sale	(849,898)	(1,516,315)
Sale and principal reduction on mortgage loans held-for-sale	823,850	1,782,674
Gain from trust REO	(1,871)	(1,713)
Change in fair value of net trust assets, excluding trust REO	3,544	4,096
Change in fair value of long-term debt	(1,025)	(9,036)
Accretion of interest income and expense	14,173	14,894
Amortization of debt issuance costs and discount on note payable	—	3
Stock-based compensation	218	238
Loss on disposal of premises and equipment	102	—
Net change in other assets	(7,509)	796
Net change in other liabilities	854	143
Net cash (used in) provided by operating activities	(38,414)	257,521

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in securitized mortgage collateral	136,953	121,173
Investment in corporate-owned life insurance	(270)	—
Purchase of premises and equipment	—	(385)
Proceeds on disposal of premises and equipment	20	—
Proceeds from the sale of trust REO	1,529	7,775
Net cash provided by investing activities	138,232	128,563

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under MSR financing	—	15,000
Repayment of warehouse borrowings	(783,142)	(1,651,513)
Borrowings under warehouse agreements	835,708	1,451,036
Repayment of securitized mortgage borrowings	(153,408)	(145,644)
Net change in liabilities related to corporate owned life insurance	111	—
Issuance of restricted stock	1	—
Proceeds from exercise of stock options	—	47
Net cash used in financing activities	(100,730)	(331,074)
Net change in cash, cash equivalents and restricted cash	(912)	55,010
Cash, cash equivalents and restricted cash at beginning of year	59,752	37,132
Cash, cash equivalents and restricted cash at end of period	$58,840	$92,142

NON-CASH TRANSACTIONS
Transfer of securitized mortgage collateral to trust REO	$2,327	$3,891
Mortgage servicing rights retained from issuance of mortgage backed securities and loan sales	121	1,689
Recognition of corporate-owned life insurance cash surrender value (included in Other assets)	—	9,476
Recognition of corporate-owned life insurance trusts (included in Other liabilities)	—	10,757

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

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the United States Securities and Exchange Commission.

All significant intercompany balances and transactions have been eliminated in consolidation. In addition, certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

Management has made a number of material estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with GAAP.  Additionally, other items affected by such estimates and assumptions include the valuation of trust assets and trust liabilities, contingencies, the estimated obligation of repurchase reserves related to sold loans, the valuation of long-term debt, mortgage servicing rights (MSR), mortgage loans held-for-sale (LHFS) and derivative instruments, including interest rate lock commitments (IRLC). Actual results could differ from those estimates and assumptions.

Risks and Uncertainties

The U.S. economy partially rebounded during the second half of 2020 and first quarter of 2021 after deteriorating rapidly into recession earlier in the year driven by the COVID‐19 pandemic which resulted in disruption to business and economic activity as well as to the capital markets. COVID‐19’s effects in the U.S. and globally have been extreme, and the duration of the pandemic and its ultimate repercussions continue to remain unclear. Unprecedented government economic intervention has likely dampened the pandemic’s effects, but at uncertain long-term cost, and additional government support beyond what was enacted in 2020 is currently being considered. The impact of the COVID‐19 pandemic on economic conditions both in the United States and abroad during 2020 has created global uncertainty about the future economic environment including the length and depth of a global recession. The uneven effects on businesses, sectors and regions will continue to endure as a challenge well beyond 2021. Concerns over interest rate levels, energy prices, domestic and global policy issues, including civil unrest in the U.S., trade policy in the U.S. and geopolitical events as well as the implications of those events on the markets in general further add to this global uncertainty. It is possible that estimates made in the consolidated financial statements might be impacted in the near term as a result of these conditions.

Recent Accounting Pronouncements Not Yet Effective

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements and footnote disclosures, from those disclosed in the 2020 Annual Report on Form 10-K, except for the following:

In March 2020 and January 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04 and ASU 2021-01, “Reference Rate Reform (Topic 848)”. Together, the ASUs provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact the adoption of this ASU would have on the Company’s consolidated financial statements.

Note 2.—Mortgage Loans Held-for-Sale

A summary of the unpaid principal balance (UPB) of mortgage LHFS by type is presented below:

	March 31,	December 31,
	2021	2020
Government (1)	$6,300	$7,924
Conventional (2)	167,273	141,139
Jumbo & Non-qualified mortgages (NonQM)	32,893	11,064
Fair value adjustment (3)	3,427	4,295
Total mortgage loans held-for-sale	$209,893	$164,422

(1)	Includes all government-insured loans including Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).
(2)	Includes loans eligible for sale to Federal National Mortgage Association (Fannie Mae or FNMA) and Federal Home Loan Mortgage Corporation (Freddie Mac or FHLMC).
(3)	Changes in fair value are included in gain (loss) on sale of loans, net in the accompanying consolidated statements of operations and comprehensive loss.

At March 31, 2021 and December 31, 2020, the Company had $1.8 million and $1.2 million, respectively, in UPB of mortgage LHFS that were in nonaccrual status as the loans were 90 days or more delinquent.  The carrying value of these nonaccrual loans at March 31, 2021 and December 31, 2020 were $1.7 million and $1.1 million, respectively.

Gain (loss) on sale of loans, net in the consolidated statements of operations and comprehensive loss, is comprised of the following for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31,
	2021	2020
Gain on sale of mortgage loans	$21,263	$47,491
Premium from servicing retained loan sales	121	1,689
Unrealized loss from derivative financial instruments	(215)	(6,277)
Gains (losses) from derivative financial instruments	3,229	(10,922)
Mark to market loss on LHFS	(868)	(45,493)
Direct origination expenses, net	(4,201)	(9,255)
Change in provision for repurchases	802	(5,395)
Gain (loss) on sale of loans, net	$20,131	$(28,162)

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

The following table summarizes the activity of MSRs for the three months ended March 31, 2021 and year ended December 31, 2020:

	March 31,	December 31,
	2021	2020
Balance at beginning of year	$339	$41,470
Additions from servicing retained loan sales	121	2,094
Reductions from bulk sales	—	(21,263)
Changes in fair value (1)	38	(21,962)
Fair value of MSRs at end of period	$498	$339

(1)	Changes in fair value are included within gain (loss) on mortgage servicing rights, net in the accompanying consolidated statements of operations and comprehensive loss.

At March 31, 2021 and December 31, 2020, the UPB of the mortgage servicing portfolio was comprised of the following:

	March 31,	December 31,
	2021	2020
Government insured	$40,650	$30,524
Conventional	—	—
Total loans serviced	$40,650	$30,524

The table below illustrates hypothetical changes in fair values of MSRs caused by assumed immediate changes to key assumptions that are used to determine fair value. See Note 7.—Fair Value of Financial Instruments for a description of the key assumptions used to determine the fair value of MSRs.

	March 31,	December 31,
Mortgage Servicing Rights Sensitivity Analysis	2021	2020
Fair value of MSRs	$498	$339
Prepayment Speed:
Decrease in fair value from 10% adverse change	(16)	(13)
Decrease in fair value from 20% adverse change	(32)	(26)
Decrease in fair value from 30% adverse change	(47)	(38)
Discount Rate:
Decrease in fair value from 10% adverse change	(21)	(13)
Decrease in fair value from 20% adverse change	(40)	(25)
Decrease in fair value from 30% adverse change	(58)	(37)

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

Gain (loss) on mortgage servicing rights, net is comprised of the following for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31,
	2021	2020
Change in fair value of mortgage servicing rights	$38	$(18,831)
Gain on sale of mortgage servicing rights	—	521
Gain (loss) on mortgage servicing rights, net	$38	$(18,310)

Servicing (expense) fees, net is comprised of the following for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31,
	2021	2020
Contractual servicing fees	$32	$3,049
Late and ancillary fees	—	39
Subservicing and other costs	(151)	(581)
Servicing (expense) fees, net	$(119)	$2,507

Loans Eligible for Repurchase from Government National Mortgage Association (GNMA or Ginnie Mae)

The Company sells loans in Ginnie Mae guaranteed MBS by pooling eligible loans through a pool custodian and assigning rights to the loans to Ginnie Mae. When these Ginnie Mae loans are initially pooled and securitized, the Company meets the criteria for sale treatment and de-recognizes the loans. The terms of the Ginnie Mae MBS program allow, but do not require, the Company to repurchase mortgage loans when the borrower has made no payments for three consecutive months. When the Company has the unconditional right, as servicer, to repurchase Ginnie Mae pool loans it has previously sold and are more than 90 days past due, and the repurchase will provide a “more than trivial benefit”, the Company then re-recognizes the loans on its consolidated balance sheets in other assets, at their UPB and records a corresponding liability in other liabilities in the consolidated balance sheets.  At March 31, 2021 and December 31, 2020, loans eligible for repurchase from GNMA totaled $114 thousand in UPB.  As part of the Company’s repurchase reserve, the Company records a repurchase provision to provide for estimated losses from the sale or securitization of all mortgage loans, including these loans.

Note 4.—Leases

The Company has three operating leases for office space expiring at various dates through 2024 and one financing lease which concludes in 2023.  During the three months ended March 31, 2021 and 2020, cash paid for operating leases was $1.2 million and $1.3 million, respectively, while total operating lease expense was $1.0 million and $1.6 million, respectively.  Operating lease expense includes short-term leases and sublease income, both of which are immaterial.  During the three months ended March 31, 2020, the Company recognized right of use (ROU) asset impairment of $393 thousand related to the consolidation of one floor of our corporate office, reducing the carrying value of the lease asset to its estimated fair value.  The impairment charge is included in general, administrative and other expense in the consolidated statements of operations and comprehensive loss.

The following table presents the operating lease balances within the consolidated balance sheets, weighted average remaining lease term, and weighted average discount rates related to the Company’s operating leases as of March 31, 2021:

		March 31,
Lease Assets and Liabilities	Classification	2021
Assets
Operating lease ROU assets	Other assets	$ 12,680

Liabilities
Operating lease liabilities	Other liabilities	$ 15,484

Weighted average remaining lease term (in years)		3.5
Weighted average discount rate		4.8%

The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2021:

Year remaining 2021	$3,479
Year 2022	4,767
Year 2023	4,905
Year 2024	3,729
Total lease commitments	$16,880
Less: imputed interest	(1,396)
Total lease liability	$15,484

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

Under the terms of these warehouse lines, the Company is required to maintain various financial and other covenants. At March 31, 2021, the Company was in compliance with all financial covenants from its lenders. The following table presents certain information on warehouse borrowings for the periods indicated:

	Maximum	Balance Outstanding at
	Borrowing	March 31,	December 31,
	Capacity	2021	2020	Maturity Date
Short-term borrowings:
Repurchase agreement 1	$50,000	$33,490	$49,963	November 24, 2021
Repurchase agreement 2	200,000	108,604	51,310	August 27, 2021
Repurchase agreement 3	300,000	62,404	50,659	June 22, 2021
Total warehouse borrowings	$550,000	$204,498	$151,932

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

On April 15, 2020, the Company and the noteholders agreed to extend the outstanding Notes in the principal amount of $25.0 million originally issued in May 2015, at the conclusion of the original note term (First Amendment). The new Notes were issued with a six month term (November 9, 2020) and reduced the interest rate on such Notes to 7.0% per annum.  In connection with the issuance of the First Amendment, the Company issued to the noteholders of the Notes, warrants to purchase up to an aggregate of 212,649 shares of the Company’s common stock at a cash exercise price of $2.97 per share. The relative fair value of the warrants was $242 thousand and recorded as debt discounts, which was accreted over the term of the warrants (October 2020), using an effective interest rate of 8.9%.  The warrants are exercisable commencing on October 16, 2020 and expire on April 15, 2025. The First Amendment was accounted for as an extinguishment.

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

Long-term Debt

The Company carries its Junior Subordinated Notes at estimated fair value as more fully described in Note 7.—Fair Value of Financial Instruments. The following table shows the remaining principal balance and fair value of Junior Subordinated Notes issued as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Junior Subordinated Notes (1)	$62,000	$62,000
Fair value adjustment	(16,639)	(17,587)
Total Junior Subordinated Notes	$45,361	$44,413

(1)	Stated maturity of March 2034; requires quarterly interest payments at a variable rate of 3-month LIBOR plus 3.75% per annum.

Note 6.—Securitized Mortgage Trusts

Securitized Mortgage Trust Assets

Securitized mortgage trust assets, which are recorded at their estimated fair value, are comprised of the following at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Securitized mortgage collateral, at fair value	$2,038,545	$2,100,175
REO, at net realizable value (NRV)	5,763	3,094
Total securitized mortgage trust assets	$2,044,308	$2,103,269

Securitized Mortgage Trust Liabilities

Securitized mortgage trust liabilities, which are recorded at their estimated fair value, are comprised of the following at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Securitized mortgage borrowings	$2,028,210	$2,086,557

Changes in fair value of net trust assets, including trust REO gains, are comprised of the following for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31,
	2021	2020
Change in fair value of net trust assets, excluding REO	$(3,544)	$(4,096)
Gains from REO	1,871	1,713
Change in fair value of net trust assets, including trust REO gains	$(1,673)	$(2,383)

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

The following table presents the estimated fair value of financial instruments included in the consolidated financial statements as of the dates indicated:

	March 31, 2021				December 31, 2020
	Carrying	Estimated Fair Value			Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$53,053	$53,053	$—	$—	$54,150	$54,150	$—	$—
Restricted cash	5,787	5,787	—	—	5,602	5,602	—	—
Mortgage loans held-for-sale	209,893	—	209,893	—	164,422	—	164,422	—
Mortgage servicing rights	498	—	—	498	339	—	—	339
Derivative assets, lending, net (1)	6,918	—	1,840	5,078	7,275	—	—	7,275
Securitized mortgage collateral	2,038,545	—	—	2,038,545	2,100,175	—	—	2,100,175

Liabilities
Warehouse borrowings	$204,498	$—	$204,498	$—	$151,932	$—	$151,932	$—
Convertible notes	20,000	—	—	20,000	20,000	—	—	20,000
Long-term debt	45,361	—	—	45,361	44,413	—	—	44,413
Securitized mortgage borrowings	2,028,210	—	—	2,028,210	2,086,557	—	—	2,086,557
Derivative liabilities, lending, net (2)	—	—	—	—	143	—	143	—

(1)	Represents IRLCs and Hedging Instruments and are included in other assets in the accompanying consolidated balance sheets.
(2)	Represents Hedging Instruments and are included in other liabilities in the accompanying consolidated balance sheets.

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

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its MSRs, securitized mortgage collateral and borrowings, derivative assets and liabilities (IRLCs), Notes and long-term debt as Level 3 fair value measurements. Level 3 assets and liabilities measured at fair value on a recurring basis were approximately 88% and 90% and 90% and 93%, respectively, of total assets and total liabilities measured at estimated fair value at March 31, 2021 and December 31, 2020.

Recurring Fair Value Measurements

The Company assesses its financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers into Level 3 classified instruments during the three months ended March 31, 2021.

The following tables present the Company’s assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at March 31, 2021 and December 31, 2020, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	March 31, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Mortgage loans held-for-sale	$—	$209,893	$—	$—	$164,422	$—
Derivative assets, lending, net (1)	—	1,840	5,078	—	—	7,275
Mortgage servicing rights	—	—	498	—	—	339
Securitized mortgage collateral	—	—	2,038,545	—	—	2,100,175
Total assets at fair value	$—	$211,733	$2,044,121	$—	$164,422	$2,107,789
Liabilities
Securitized mortgage borrowings	$—	$—	$2,028,210	$—	$—	$2,086,557
Long-term debt	—	—	45,361	—	—	44,413
Derivative liabilities, lending, net (2)	—	—	—	—	143	—
Total liabilities at fair value	$—	$—	$2,073,571	$—	$143	$2,130,970

(1)	At March 31, 2021, derivative assets, lending, net included $5.1 million in IRLCs and $1.8 million in Hedging Instruments and is included in other assets in the accompanying consolidated balance sheets. At December 31, 2020, derivative assets, lending, net included $7.3 million in IRLCs and is included in other assets in the accompanying consolidated balance sheets.
(2)	At March 31, 2021 and December 31, 2020, derivative liabilities, lending, net are included in other liabilities in the accompanying consolidated balance sheets.

The following tables present reconciliations for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2021 and 2020:

	Level 3 Recurring Fair Value Measurements
	For the Three Months Ended March 31, 2021

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, December 31, 2020	$2,100,175	$(2,086,557)	$339	$7,275	$(44,413)
Total (losses) gains included in earnings:
Interest income (1)	(4,757)	—	—	—	—
Interest expense (1)	—	(9,110)	—	—	(306)
Change in fair value	82,407	(85,951)	38	(2,197)	1,025
Change in instrument specific credit risk	—	—	—	—	(1,667)	(2)
Total gains (losses) included in earnings	77,650	(95,061)	38	(2,197)	(948)
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	121	—	—
Settlements	(139,280)	153,408	—	—	—
Fair value, March 31, 2021	$2,038,545	$(2,028,210)	$498	$5,078	$(45,361)
Unrealized (losses) gains still held (3)	$(189,589)	$2,405,613	$498	$5,078	$16,639

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $2.2 million for the three months ended March 31, 2021. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive loss is primarily from contractual interest on the securitized mortgage collateral and borrowings.
(2)	Amount represents the change in instrument specific credit risk in other comprehensive loss in the consolidated statements of operations and comprehensive loss.
(3)	Represents the amount of unrealized (losses) gains relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at March 31, 2021.

	Level 3 Recurring Fair Value Measurements
	For the Three Months Ended March 31, 2020

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, December 31, 2019	$2,628,064	$(2,619,210)	$41,470	$7,791	$(45,434)
Total (losses) gains included in earnings:
Interest income (1)	(4,807)	—	—	—	—
Interest expense (1)	—	(9,926)	—	—	(161)
Change in fair value	(249,380)	245,284	(18,831)	(6,928)	9,036
Change in instrument specific credit risk	—	—	—	—	(3,073)	(2)
Total (losses) gains included in earnings	(254,187)	235,358	(18,831)	(6,928)	5,802
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	1,689	—	—
Settlements	(125,064)	145,644	—	—	—
Fair value, March 31, 2020	$2,248,813	$(2,238,208)	$24,328	$863	$(39,632)
Unrealized (losses) gains still held (3)	$(468,323)	$2,721,973	$24,328	$863	$22,368

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $2.3 million for the three months ended March 31, 2020. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive loss is primarily from contractual interest on the securitized mortgage collateral and borrowings.
(2)	Amount represents the change in instrument specific credit risk in other comprehensive loss in the consolidated statements of operations.
(3)	Represents the amount of unrealized (losses) gains relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at March 31, 2020.

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and nonrecurring basis at March 31, 2021:

	Estimated	Valuation	Unobservable	Range of	Weighted
Financial Instrument	Fair Value	Technique	Input	Inputs	Average
Assets and liabilities backed by real estate
Securitized mortgage collateral, and	$2,038,545	Discounted Cash Flow	Prepayment rates	2.0 - 25.6%	10.2%
Securitized mortgage borrowings	(2,028,210)		Default rates	0.07 - 24.1%	3.3%
			Loss severities	0.01 - 96.1%	62.2%
			Discount rates	1.1 - 25.0%	2.5%
Other assets and liabilities
Mortgage servicing rights	$498	Discounted Cash Flow	Discount rates	12.5 - 15.0%	12.8%
			Prepayment rates	8.1 - 20.2%	10.3%
Derivative assets - IRLCs, net	5,078	Market pricing	Pull-through rates	50.0 - 98.0%	79.7%
Long-term debt	(45,361)	Discounted Cash Flow	Discount rates	9.0%	9.0%

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

The following tables present the changes in recurring fair value measurements included in net loss for the three months ended March 31, 2021 and 2020:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	For the Three Months Ended March 31, 2021
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Income	Gain on Sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$(4,757)	$—	$82,407		$—	$—	$—	$77,650
Securitized mortgage borrowings	—	(9,110)	(85,951)		—	—	—	(95,061)
Long-term debt	—	(306)	—		1,025	—	—	719
Mortgage servicing rights (2)	—	—	—		—	38	—	38
Mortgage loans held-for-sale	—	—	—		—	—	(868)	(868)
Derivative assets — IRLCs	—	—	—		—	—	(2,197)	(2,197)
Derivative liabilities — Hedging Instruments	—	—	—		—	—	1,982	1,982
Total	$(4,757)	$(9,416)	$(3,544)	(3)	$1,025	$38	$(1,083)	$(17,737)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in gain (loss) on MSRs, net in the consolidated statements of operations and comprehensive loss.
(3)	For the three months ended March 31, 2021, change in the fair value of net trust assets, excluding REO was $3.5 million.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	For the Three Months Ended March 31, 2020
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Income	Gain on Sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$(4,807)	$—	$(249,380)		$—	$—	$—	$(254,187)
Securitized mortgage borrowings	—	(9,926)	245,284		—	—	—	235,358
Long-term debt	—	(161)	—		9,036	—	—	8,875
Mortgage servicing rights (2)	—	—	—		—	(18,831)	—	(18,831)
Mortgage loans held-for-sale	—	—	—		—	—	(45,493)	(45,493)
Derivative assets — IRLCs	—	—	—		—	—	(6,928)	(6,928)
Derivative liabilities — Hedging Instruments	—	—	—		—	—	651	651
Total	$(4,807)	$(10,087)	$(4,096)	(3)	$9,036	$(18,831)	$(51,770)	$(80,555)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in Gain (loss) on MSRs, net in the consolidated statements of operations and comprehensive loss.
(3)	For the three months ended March 31, 2020, change in the fair value of net trust assets, excluding REO was $4.1 million.

 The following is a description of the measurement techniques for items recorded at estimated fair value on a recurring basis.

Mortgage servicing rights—The Company elected to carry its MSRs arising from its mortgage loan origination operations at estimated fair value. The fair value of MSRs is based upon a discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. MSRs are considered a Level 3 measurement at March 31, 2021 and December 31, 2020.

Mortgage loans held-for-sale—The Company elected to carry its mortgage LHFS originated or acquired at estimated fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage LHFS as a Level 2 measurement at March 31, 2021 and December 31, 2020.

Securitized mortgage collateral—The Company elected to carry its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows with observable market participant assumptions, where available. The Company’s assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of March 31, 2021, securitized mortgage collateral had UPB of $2.2 billion, compared to an estimated fair value on the Company’s balance sheet of $2.0 billion. The aggregate UPB exceeded the fair value by $0.2 billion at March 31, 2021. As of March 31, 2021, the UPB of loans 90 days or more past due was $0.4 billion compared to an estimated fair value of $0.1 billion. The aggregate UPB of loans 90 days or more past due exceeded the fair value by $0.3 billion at March 31, 2021. Securitized mortgage collateral is considered a Level 3 measurement at March 31, 2021 and December 31, 2020.

Securitized mortgage borrowings—The Company elected to carry its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include the Company’s judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of March 31, 2021, securitized mortgage borrowings had an outstanding principal balance of $2.2 billion, net of $2.2 billion in bond losses, compared to an estimated fair value of $2.0 billion.

The aggregate outstanding principal balance exceeded the fair value by $0.2 billion at March 31, 2021. Securitized mortgage borrowings are considered a Level 3 measurement at March 31, 2021 and December 31, 2020.

Long-term debt—The Company elected to carry its remaining long-term debt (consisting of junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company’s own credit risk, including previous settlements with trust preferred debt holders and discounted cash flow analysis. As of March 31, 2021, long-term debt had UPB of $62.0 million compared to an estimated fair value of $45.4 million. The aggregate UPB exceeded the fair value by $16.6 million at March 31, 2021. The long-term debt is considered a Level 3 measurement at March 31, 2021 and December 31, 2020.

Derivative assets and liabilities, lending—The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. The derivatives include IRLCs with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. The derivatives also include hedging instruments (typically TBA MBS and forward loan commitments) used to hedge the fair value changes associated with changes in interest rates relating to its mortgage lending originations. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated Pull-through Rate. The anticipated Pull-through Rate is an unobservable input based on historical experience, which results in classification of IRLCs as a Level 3 measurement at March 31, 2021 and December 31, 2020.

The fair value of the Hedging Instruments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, the Hedging Instruments are classified as a Level 2 measurement at March 31, 2021 and December 31, 2020.

The following table includes information for the derivative assets and liabilities related to lending for the periods presented:

			Total Gains (Losses)
	Notional Amount		For the Three Months Ended
	March 31,	December 31,	March 31,
	2021	2020	2021	2020
Derivative – IRLC's (1)	$449,035	$450,913	$(2,197)	$(6,928)
Derivative – TBA MBS (2)	123,300	45,000	5,211	(10,271)
Derivative – Forward delivery loan commitment (3)	—	20,000	—	—

(1)	Amounts included in gain (loss) on sale of loans, net within the accompanying consolidated statements of operations and comprehensive loss.
(2)	Amounts included in gain (loss) on sale of loans, net and loss on mortgage servicing rights, net within the accompanying consolidated statements of operations and comprehensive loss.
(3)	As of December 31, 2020, $20.0 million of forward loan commitments remained unallocated and recorded at fair value in the accompanying consolidated balance sheets.

Nonrecurring Fair Value Measurements

The Company is required to measure certain assets and liabilities at estimated fair value from time to time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10.

The following tables present financial and non-financial assets measured using nonrecurring fair value measurements at March 31, 2021 and 2020, respectively:

	Nonrecurring Fair Value Measurements			Total Gains (1)
	March 31, 2021			For the Three Months Ended
	Level 1	Level 2	Level 3	March 31, 2021
REO (2)	$—	$5,842	$—	$1,871

(1)	Total gains reflect gains from all nonrecurring measurements during the period.
(2)	For the three months ended March 31, 2021, the Company recorded $1.9 million in gains, which represent recovery of the NRV attributable to an improvement in state specific loss severities on properties held during the period which resulted in an increase to NRV.

	Nonrecurring Fair Value Measurements			Total Gains (losses) (1)
	March 31, 2020			For the Three Months Ended
	Level 1	Level 2	Level 3	March 31, 2020
REO (2)	$—	$4,662	$—	$1,713
ROU asset impairment	—	—	15,803	(393)

(1)	Total gains (losses) reflect gains (losses) from all nonrecurring measurements during the period.
(2)	For the three months ended March 31, 2020, the Company recorded $1.7 million in gains, which represent recovery of the NRV attributable to an improvement in state specific loss severities on properties held during the period which resulted in an increase to NRV.

Real estate owned—REO consists of residential real estate (within securitized mortgage trust assets) acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. REO balance representing REOs which have been impaired subsequent to foreclosure are subject to nonrecurring fair value measurement and are included in the nonrecurring fair value measurements tables. Fair values of REO are generally based on observable market inputs, and are considered Level 2 measurements at March 31, 2021 and December 31, 2020.

ROU asset—The Company performs reviews of its ROU assets for impairment when evidence exists that the carrying value of an asset may not be recoverable. During the first quarter of 2020, the Company recorded a $393 thousand ROU asset impairment charge related to the consolidation of one floor of our corporate office. The impairment charge is included in general, administrative and other expense in the consolidated statements of operations and comprehensive loss.  ROU asset was considered a Level 3 fair value measurement at March 31, 2021 and December 31, 2020.

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

The Company recorded income tax (benefit) expense of $(19) thousand and $36 thousand for the three months ended March 31, 2021 and 2020.  Tax benefit for the three months ended March 31, 2021, was the result of applying the calculated annual effective income tax rate against the year to date net loss.  The annual effective tax rate calculated as of March 31, 2021 is primarily driven by state income taxes from states where the Company does not have net operating loss (NOL) carryforwards or state minimum taxes.  Tax expense for the three months ended March 31, 2020, is primarily the result of state income taxes from states where the Company does not have net operating loss (NOL) carryforwards or state minimum taxes.

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

Note 9.—Reconciliation of Loss Per Common Share

The following table presents the computation of basic and diluted loss per common share, including the dilutive effect of stock options, restricted stock awards (RSA’s), restricted stock units (RSU’s), deferred stock units (DSU’s),

	For the Three Months Ended
	March 31,
	2021	2020
Numerator for basic loss per share:
Net loss	$(683)	$(64,731)

Numerator for diluted loss per share:
Net loss	$(683)	$(64,731)
Interest expense attributable to convertible notes (1)	—	—
Net loss plus interest expense attributable to convertible notes	$(683)	$(64,731)

Denominator for basic loss per share (2):
Basic weighted average common shares outstanding during the year	21,294	21,228

Denominator for diluted loss per share (2):
Basic weighted average common shares outstanding during the year	21,294	21,228
Net effect of dilutive convertible notes and warrants (1)	—	—
Net effect of dilutive stock options, DSU’s, RSA's and RSU's (1)	—	—
Diluted weighted average common shares	21,294	21,228
Net loss per common share:
Basic	$(0.03)	$(3.05)
Diluted	$(0.03)	$(3.05)

(1)	Adjustments to diluted loss per share for the Notes for the three months ended March 31, 2021 and 2020 were excluded from the calculation, as they were anti-dilutive.
(2)	Number of shares presented in thousands.

At March 31, 2021 and 2020, there were 1.1 million and 1.3 million shares, respectively, of stock options, RSU’s and DSU’s outstanding in the aggregate.  For the three months ended March 31, 2021 and 2020, there were 930 thousand and 1.2 million shares, respectively, attributable to the Notes that were anti-dilutive.  Additionally, for the three months ended March 31, 2021, there were 213 thousand warrants that were anti-dilutive.

In addition to the potential dilutive effects of stock options, RSA’s, RSU’s, DSU’s and Notes listed above, see Note 12.—Equity and Share Based Payments, Redeemable Preferred Stock, for a description of cumulative undeclared dividends in arrears which would also become dilutive in the event the Company is not successful in its appeal of the original court ruling.

Note 10.—Segment Reporting

The Company has three primary reporting segments which include mortgage lending, real estate services and long-term mortgage portfolio. Unallocated corporate and other administrative costs, including the costs associated with being a public company, are presented in Corporate and other.

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Three Months Ended March 31, 2021:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$20,131	$—	$—	$—	$20,131
Servicing (expense) fees, net	(119)	—	—	—	(119)
Gain on mortgage servicing rights, net	38	—	—	—	38
Real estate services fees, net	—	210	—	—	210
Other revenue	23	—	27	274	324
Other operating expense	(16,228)	(368)	(122)	(4,580)	(21,298)
Other (expense) income	(183)	—	656	(461)	12
Net earnings (loss) before income tax expense	$3,662	$(158)	$561	$(4,767)	(702)
Income tax benefit					(19)
Net loss					$(683)

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Three Months Ended March 31, 2020:	Lending	Services	Portfolio	and other	Consolidated
Loss on sale of loans, net	$(28,162)	$—	$—	$—	$(28,162)
Servicing fees, net	2,507	—	—	—	2,507
Loss on mortgage servicing rights, net	(18,310)	—	—	—	(18,310)
Real estate services fees, net	—	393	—	—	393
Other revenue	—	—	42	21	63
Other operating expense	(24,944)	(361)	(171)	(5,291)	(30,767)
Other income (expense)	2,100	—	7,940	(459)	9,581
Net (loss) earnings before income tax expense	$(66,809)	$32	$7,811	$(5,729)	$(64,695)
Income tax expense					36
Net loss					$(64,731)

	Mortgage	Real Estate	Long-term	Corporate
Balance Sheet Items as of:	Lending	Services	Portfolio	and other	Consolidated
Total Assets at March 31, 2021 (1)	$284,114	$503	$2,044,398	$31,508	$2,360,523
Total Assets at December 31, 2020 (1)	$233,841	$503	$2,103,399	$31,563	$2,369,306

(1)	All segment asset balances exclude intercompany balances.

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

The legal matter updates summarized below are ongoing and may have an effect on the Company’s business and future financial condition and results of operations:

On December 7, 2011, a purported class action was filed in the Circuit Court of Baltimore City entitled Timm v. Impac Mortgage Holdings, Inc., et al. alleging on behalf of holders of the Company’s 9.375% Series B Cumulative Redeemable Preferred Stock (Preferred B) and 9.125% Series C Cumulative Redeemable Preferred Stock (Preferred C) who did not tender their stock in connection with the Company’s 2009 completion of its Offer to Purchase and Consent Solicitation that the Company failed to achieve the required consent of the Preferred B and C holders, the consents to amend the Preferred stock were not effective because they were given on unissued stock (after redemption), the Company tied the tender offer with a consent requirement that constituted an improper “vote buying” scheme, and that the tender offer was a breach of a fiduciary duty. The action seeks the payment of two quarterly dividends for the Preferred B and C holders, the unwinding of the consents and reinstatement of the cumulative dividend on the Preferred B and C stock, and the election of two directors by the Preferred B and C holders. The action also seeks punitive damages and legal expenses. On July 16, 2018, the Circuit Court entered a Judgement Order whereby it (1) declared and entered judgment in favor of all defendants on all claims related to the Preferred C holders and all claims against all individual defendants thereby affirming the validity of the 2009 amendments to the Preferred C Articles Supplementary; (2) declared its interpretation of the voting provision language in the Preferred B Articles Supplementary to mean that consent of two-thirds of the Preferred B stockholders was required to approve the 2009 amendments to the Preferred B Articles Supplementary, which consent was not obtained, thus rendering the amendments invalid and leaving the 2004 Preferred B Articles Supplementary in effect; (3) ordered the Company to hold a special election within sixty days for the Preferred B stockholders to elect two directors to the Board of Directors pursuant to the 2004 Preferred B Articles Supplementary (which Directors will remain on the Company’s Board of Directors until such time as all accumulated dividends on the Preferred B have been paid or set aside for payment); and (4) declared that the Company is required to pay three quarters of dividends on the Preferred B stock under the 2004 Preferred B Articles Supplementary (approximately, $1.2 million, but did not order the Company to make any payment at this time). The Circuit Court declined to certify any class pending the outcome of appeals and certified its Judgment Order for immediate appeal. On October 2, 2019, the Court of Special Appeals held oral argument for all appeals in the matter. On February 5, 2020, the Court of Special Appeals requested that the parties provide a supplemental memorandum explaining the appealability of the original Circuit Court opinion which the Company responded to on February 21, 2020. On April 1, 2020, the Court of Special Appeals issued an opinion affirming the judgment in favor of plaintiffs on the Series B voting rights arguing that the voting rights provision was not ambiguous.  In response, the Company filed a petition for a writ of certiorari to the Maryland Court of Appeals appealing the Court of Special Appeals opinion. The Maryland Court of Appeals granted the writ of certiorari on July 13, 2020, agreeing to hear the Company’s appeal. All parties submitted their briefs and oral argument was held on December 4, 2020. Although there is no set timeframe for the court to issue its ruling, it has been the practice of the Maryland Court of Appeals to issue all rulings by the end of the current term, which would mean by August 31, 2021.

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

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2020 for a full description of litigation and claims.

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

The following table summarizes the repurchase reserve activity, within other liabilities on the consolidated balance sheets, related to previously sold loans for the three months ended March 31, 2021 and year ended December 31, 2020:

	March 31,	December 31,
	2021	2020
Beginning balance	$7,054	$8,969
(Reversal of) provision for repurchases (1)	(802)	5,227
Settlements	(774)	(7,142)
Total repurchase reserve	$5,478	$7,054

(1)	The (reversal of) provision for repurchases is included in gain (loss) on sale of loans, net in the accompanying consolidated statements of operations and comprehensive loss.

Corporate-owned Life Insurance Trusts

During the first quarter of 2020, there was a triggering event that caused the Company to reevaluate the consolidation of certain corporate-owned life insurance trusts. As a result, the Company has consolidated life insurance trusts for three former executive officers. The corporate-owned life insurance contracts are recorded at cash surrender value, which is provided by a third party and held within trusts.  At March 31, 2021, the cash surrender value of the policies was $10.9 million and were recorded within other assets on the consolidated balance sheets.  At March 31, 2021, the liability associated with the corporate-owned life insurance trusts was $12.7 million.

	At March 31, 2021
Corporate-owned life insurance trusts:	Trust #1	Trust #2	Trust #3	Total
Corporate-owned life insurance cash surrender value	$5,036	$3,878	$2,015	$10,929
Corporate-owned life insurance liability	5,854	4,590	2,236	12,680
Corporate-owned life insurance shortfall (1)	$(818)	$(712)	$(221)	$(1,751)

(1)	$1.3 million of the total shortfall was recorded as a change in retained deficit at the time of the consolidation of the trusts. The additional shortfall was recognized in the accompanying consolidated statements of operations and comprehensive loss.

Commitments to Extend Credit

The Company enters into IRLCs with prospective borrowers whereby the Company commits to lend a certain loan amount under specific terms and interest rates to the borrower. These loan commitments are treated as derivatives and are carried at fair value. See Note 7. — Fair Value of Financial Instruments for more information.

Note 12.—Equity and Share Based Payments

Redeemable Preferred Stock

At March 31, 2021, the Company had $69.7 million in outstanding liquidation preference of Series B and Series C Preferred Stock, inclusive of cumulative undeclared dividends in arrears. The holders of each series of Preferred Stock, which are non-voting and redeemable at the option of the Company, retain the right to a $25.00 per share liquidation preference in the event of a liquidation of the Company and the right to receive dividends on the Preferred Stock if any such dividends are declared.

As discussed within Note 11.—Commitments and Contingencies, all rights of the Preferred B holders under the 2004 Articles were deemed reinstated. Subject to an appeal, the Company has cumulative undeclared dividends in arrears of approximately $17.9 million, or approximately $26.95 per outstanding share of Preferred B, increasing the liquidation value to approximately $51.95 per share. Additionally, every quarter the cumulative undeclared dividends in arrears will increase by $0.5859 per share, or approximately $390 thousand.  The liquidation preference, inclusive of Preferred B cumulative undeclared dividends in arrears, is only payable upon voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs.

Share Based Payments

The following table summarizes activity, pricing and other information for the Company’s stock options for the three months ended March 31, 2021:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at the beginning of the year	524,357	$8.58
Options granted	85,154	3.29
Options exercised	—	—
Options forfeited/cancelled	(8,614)	3.46
Options outstanding at the end of the period	600,897	7.91
Options exercisable at the end of the period	421,695	$9.72

As of March 31, 2021, there was approximately $254 thousand of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 1.7 years.

The following table summarizes activity, pricing and other information for the Company’s RSU’s for the three months ended March 31, 2021:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
RSU’s outstanding at beginning of the year	267,221	$5.04
RSU’s granted	245,332	3.29
RSU’s issued	(94,493)	4.78
RSU’s forfeited/cancelled	(7,225)	3.29
RSU’s outstanding at end of the period	410,835	$4.09

As of March 31, 2021, there was approximately $1.5 million of total unrecognized compensation cost related to the RSU compensation arrangements granted under the plan. That cost is expected to be recognized over the remaining weighted average period of 2.3 years.

The following table summarizes activity, pricing and other information for the Company’s DSU’s for the three months ended March 31, 2021:

Weighted-
Average
	Number of	Grant Date
	Shares	Fair Value
DSU’s outstanding at the beginning of the year	54,500	$6.61
DSU’s granted	—	—
DSU’s issued	—	—
DSU’s forfeited/cancelled	—	—
DSU’s outstanding at the end of the period	54,500	$6.61

As of March 31, 2021, there was approximately $34 thousand of total unrecognized compensation cost related to the DSU compensation arrangements granted under the plan. That cost is expected to be recognized over the remaining weighted average period of 0.9 years.

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

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the period ended December 31, 2020, and other subsequent reports we file under the Securities Exchange Act of 1934. This document speaks only as of its date and we do not undertake, and specifically disclaim any obligation, to release publicly the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements except as required by law.

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

Selected Financial Results

	For the Three Months Ended
	March 31,	December 31,	March 31,
(in thousands, except per share data)	2021	2020	2020
Revenues:
Gain (loss) on sale of loans, net	$20,131	$21,455	$(28,162)
Servicing (expense) fees, net	(119)	(131)	2,507
Gain (loss) on mortgage servicing rights, net	38	(1,624)	(18,310)
Real estate services fees, net	210	294	393
Other	324	3	63
Total revenues (losses)	20,584	19,997	(43,509)
Expenses:
Personnel expense	14,924	13,255	20,664
Business promotion	1,193	552	3,128
General, administrative and other	5,181	6,116	6,975
Total expenses	21,298	19,923	30,767
Operating (loss) earnings:	(714)	74	(74,276)
Other income (expense):
Net interest income	660	708	2,928
Change in fair value of long-term debt	1,025	(1,802)	9,036
Change in fair value of net trust assets	(1,673)	(1,092)	(2,383)
Total other income (expense)	12	(2,186)	9,581
Loss before income taxes	(702)	(2,112)	(64,695)
Income tax (benefit) expense	(19)	78	36
Net loss	$(683)	$(2,190)	$(64,731)
Other comprehensive loss:
Change in fair value of instrument specific credit risk	(1,667)	505	(3,073)
Total comprehensive loss	$(2,350)	$(1,685)	$(67,804)

Diluted weighted average common shares	21,294	21,255	21,228
Diluted loss per share	$(0.03)	$(0.10)	$(3.05)

Status of Operations

Key Metrics – First quarter 2021

●	At March 31, 2021, unrestricted cash was $53.1 million as compared to $54.2 million at December 31, 2020.
●	For the three months ended March 31, 2021, total originations were $849.9 million as compared to $810.0 million for the three months ended December 31, 2020 and $1.5 billion for the three months ended March 31, 2020.

●	For the three months ended March 31, 2021, non-qualified mortgage (NonQM) origination volumes were $14.7 million as compared to $2.2 million for the three months ended December 31, 2020 and $261.6 million for the three months ended March 31, 2020.

●	Net loss of $683 thousand for the three months ended March 31, 2021 as compared to net loss of $2.2 million for the three months ended December 31, 2020 and net loss of $64.7 million for the three months ended March 31, 2020.

●	Gain on sale of loans, net was $20.1 million for the three months ended March 31, 2021 as compared to $21.5 million for the three months ended December 31, 2020 and a net loss of $28.2 million for the three months ended March 31, 2020.
●	Operating expenses (personnel, business promotion and general, administrative and other) for the three months ended March 31, 2021 increased to $21.3 million from $19.9 million for the three months ended December 31, 2020 and decreased from $30.8 million for the three months ended March 31, 2020.

For the three months ended March 31, 2021, we reported net loss of $683 thousand, or $0.03 per diluted common share, as compared to net loss of $64.7 million, or $3.05 per diluted common share, for the three months ended March 31, 2020.  For the three months ended March 31, 2021, core loss before tax (as defined below in Non-GAAP Financial Measures) was $262 thousand, or $0.01 per diluted common share, as compared to core loss before tax of $56.1 million, or $2.64 per diluted common share, for the three months ended March 31, 2020.

Net loss for the three months ended March 31, 2021 decreased to $683 thousand as compared to $64.7 million for the three months ended March 31, 2020.  The quarter over quarter decrease in net loss was the result of a number of factors including: the previously disclosed pause in lending as a result of the global pandemic during 2020, which resulted in the Company booking a substantial loss in the first and second quarters of 2020; the remarking of the NQM position as well as mark-to-market decreases in fair value of our MSRs; and the significant decline in interest rates.  Consequently, gain on sale of loans, net increased $48.3 million to $20.1 million for the three months ended March 31, 2021 as compared to a loss of $28.2 million during the same period in 2020.

The quarter over quarter reduction in net loss was also a result of a reduction in operating expenses offset by a reduction in other income.  During the three months ended March 31, 2021, operating expenses (personnel, business promotion and general, administrative and other) decreased to $21.3 million from $30.8 million for the same period in 2020, as a result of our temporary pause in lending activities during 2020 and subsequent reduction in headcount.  Additionally, for the three months ended March 31, 2021, other income decreased primarily due to fair value gains on our long-term debt in the first quarter of 2020, as a result of the substantial decrease in forward LIBOR as well as a decrease in net interest spread as a result of the decline interest rates.

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (GAAP), we use the following non-GAAP financial measures: core (loss) earnings before tax and core (loss) earnings per share before tax.  Core (loss) earnings and diluted core (loss) earnings per share are financial measurements calculated by adjusting GAAP earnings before tax to exclude certain non-cash items, such as fair value adjustments and mark-to-market of mortgage servicing rights (MSRs), and legacy non-recurring expenses.  The fair value adjustments are non-cash items which management believes should be excluded when discussing our ongoing and future operations.  We use core (loss) earnings as we believe that it more accurately reflects our current business operations of mortgage originations and further aids our investors in understanding and analyzing our core operating results and comparing them among periods. These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for net loss before income taxes, net loss or diluted loss per share (EPS) prepared in accordance with GAAP.  The tables below provide a reconciliation of net loss before tax and diluted loss per share to non-GAAP core (loss) earnings before tax and per share non-GAAP core (loss) earnings before tax:

	For the Three Months Ended
	March 31,	December 31,	March 31,
(in thousands, except per share data)	2021	2020	2020
Net loss before tax:	$(702)	$(2,112)	$(64,695)

Change in fair value of mortgage servicing rights	(50)	1,621	15,294
Change in fair value of long-term debt	(1,025)	1,802	(9,036)
Change in fair value of net trust assets, including trust REO gains	1,673	1,092	2,383
Legal settlements and professional fees, for legacy matters	—	750	—
Legacy corporate-owned life insurance	(158)	150	—
Core (loss) earnings before tax	$(262)	$3,303	$(56,054)

Diluted weighted average common shares	21,294	21,255	21,228
Diluted core (loss) earnings per common share before tax	$(0.01)	$0.16	$(2.64)

Diluted loss per common share	$(0.03)	$(0.10)	$(3.05)
Adjustments:
Change in fair value of mortgage servicing rights	—	0.08	0.72
Change in fair value of long-term debt	(0.05)	0.08	(0.42)
Change in fair value of net trust assets, including trust REO gains	0.08	0.05	0.11
Legal settlements and professional fees, for legacy matters	—	0.04	—
Legacy corporate-owned life insurance	(0.01)	0.01	—
Diluted core (loss) earnings per common share before tax	$(0.01)	$0.16	$(2.64)

Originations by Channel:

	For the Three Months Ended March 31,
	March 31,	December 31,	%	March 31,	%
(in millions)	2021	2020	Change	2020	Change
Retail	$773.1	$753.3	3%	$1,310.0	(41)%
Wholesale	76.8	56.7	35	152.1	(50)
Correspondent	—	—	-	54.2	(100)
Total originations	$849.9	$810.0	5%	$1,516.3	(44)%

During the first quarter of 2021, total originations were $849.9 million as compared to $810.0 million in the fourth quarter of 2020 and $1.5 billion in the first quarter of 2020.  The overall reduction in originations as compared to the first quarter of 2020, was the result of our temporary suspension of lending activities during 2020, due to uncertainty caused by the COVID-19 pandemic. We continue to manage our headcount, pipeline and capacity to balance the risks inherent in an aggregation execution model.

Our loan products primarily include conventional loans eligible for sale to Fannie Mae and Freddie Mac, NonQM mortgages and loans eligible for government insurance (government loans) by the Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).

Originations by Loan Type:

	For the Three Months Ended March 31,
(in millions)	2021	2020	% Change
Conventional	$779.0	$1,221.2	(36)%
Jumbo	47.4	—	n/a
NonQM	14.7	261.6	(94)
Government (1)	8.8	33.5	(74)
Total originations	$849.9	$1,516.3	(44)%

(1)	Includes all government-insured loans including FHA, VA and USDA.

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

The third quarter of 2020 saw the re-emergence of the NonQM market including capital markets distribution exits for the product. We re-engaged lending in the NonQM market during the fourth quarter of 2020, and have continued throughout the first quarter of 2021 to rebuild our TPO NonQM origination team in anticipation of increasing mortgage interest rates and declining conventional margins in the second half of 2021. With the recent increase in mortgage interest rates and margin compression seen in conventional originations in February 2021 and March 2021, we have accelerated our pivot to NonQM in our TPO.  During March 2021, we saw a significant increase in NonQM locks, which we anticipate will drive April NonQM funding’s to be in excess of first quarter 2021 NonQM fundings.

The re-emergence of the NonQM market has been defined by products that fit within a much tighter credit box, which is where our NonQM originations have been historically. In the first quarter of 2021, our NonQM originations had a weighted average Fair Isaac Company credit score (FICO) of 755 and a weighted average LTV ratio of 60%.  For the year ended December 31, 2020, our NonQM originations had a weighted average FICO of 730 and a weighted average LTV of 68%.

Originations by Purpose:

	For the Three Months Ended March 31,
(in millions)	2021	%	2020	%
Refinance	$825.9	97%	$1,401.4	92%
Purchase	24.0	3	114.9	8
Total originations	$849.9	100%	$1,516.3	100%

During the first quarter of 2021, refinance volume decreased to $849.9 million as compared to $1.5 billion in the first quarter of 2020. The decrease in originations was the result of our temporary suspension of lending activities during the second quarter of 2020 due to the uncertainty caused by the pandemic.  We continue to manage our headcount, pipeline and capacity to balance the risks inherent in an aggregation execution model.

Mortgage Servicing Portfolio:

	March 31,	December 31,	%
(Unpaid principal balance (UPB), in millions)	2021	2020	Change
Mortgage servicing portfolio	$40.7	$30.5	33.3%

The mortgage servicing portfolio increased to $40.7 million at March 31, 2021 as compared to $30.5 million at December 31, 2020 and $4.7 billion at March 31, 2020.  The slight increase in the mortgage servicing portfolio at March 31, 2021 as compared to December 31, 2020, was in part due to our continued whole loan sales on a servicing released basis to investors as well as selectively retaining GNMA mortgage servicing. The decrease in the mortgage servicing portfolio was primarily due to the sale of $4.2 billion in UPB of Freddie Mac and GNMA MSRs in the second and third quarters of 2020. The servicing portfolio generated net servicing expense of $119 thousand in the first quarter of 2021, as compared to net servicing fees of $2.5 million in the first quarter of 2020, as a result of the aforementioned servicing sales as well as a portfolio runoff caused by the decrease in mortgage interest rates.  The sale of MSRs during 2020, have and will result in net servicing expense going forward as a result of a small balance servicing portfolio as well as interim servicing costs.

The following table includes information about our mortgage servicing portfolio:

	At March 31,	% 60+ days	At December 31,	% 60+ days
(in millions)	2021	delinquent (1)	2020	delinquent (1)
Ginnie Mae	$40.7	1.00%	$30.5	2.00%
Freddie Mac	—	0.00	—	0.00
Fannie Mae	—	0.00	—	0.00
Total servicing portfolio	$40.7	1.00%	$30.5	2.00%

(1)	Based on loan count.

For the first quarter of 2021, real estate services fees were $210 thousand as compared to $294 thousand in the fourth quarter of 2020 and $393 thousand in the first quarter of 2020.  The majority of our real estate services business is generated from our long-term mortgage portfolio, and as the long-term mortgage portfolio continues to decline, we expect real estate services and the related revenues to decline.

In our long-term mortgage portfolio, the residual interests generated cash flows of $1.2 million in the first quarter of 2021 as compared to $669 thousand in the fourth quarter of 2020 and $354 thousand in the first quarter of 2020.  The estimated fair value of the net residual interests decreased $614 thousand in the first quarter of 2021 to $16.1 million at March 31, 2021, was the result of a decrease in fair value of certain trusts as a result of cash received in excess of projections during the quarter and an increase in forward LIBOR partially offset by a decrease in loss assumptions for certain trusts.

For additional information regarding the long-term mortgage portfolio, refer to Financial Condition and Results of Operations below.

Liquidity and Capital Resources

During the three months ended March 31, 2021, we funded our operations primarily from mortgage lending revenues and, to a lesser extent, real estate services fees and cash flows from our residual interests in securitizations.  Mortgage lending revenues include gain (loss) on sale of loans, net and other mortgage related income.  We funded mortgage loan originations using warehouse facilities, which are repaid once the loan is sold.  We may also seek to raise capital by issuing debt or equity.

Our results of operations and liquidity are materially affected by conditions in the markets for mortgages and mortgage-related assets, as well as the pandemic and the broader financial markets and the general economy. Concerns over economic recession, geopolitical issues, unemployment, the availability and cost of financing, the mortgage market and real estate market conditions contribute to increased volatility and diminished expectations for the economy and markets. Volatility and uncertainty in the marketplace may make it more difficult for us to obtain financing or raise capital on favorable terms or at all. We continue to manage our headcount, pipeline, capacity and liquidity to balance the risks inherent in an aggregation execution model. Our operations and profitability may be adversely affected if we are unable to obtain cost-effective financing and profitable and stable capital market distribution exits.

We originate loans eligible for sale to Fannie Mae, Freddie Mac, (together, the GSEs), government insured or guaranteed loans, such as FHA, VA and USDA loans, and loans eligible for Ginnie Mae securities issuance (collectively, the Agencies), in addition to other investors and counterparties (collectively, the Counterparties). It is important for us to sell or securitize the loans we originate and, when doing so, maintain the option to also sell the related MSRs associated with these loans.  Prepayment speeds on loans generated through our retail direct channel have been a concern for some investors dating back to 2016 which has resulted and could further result in adverse pricing or delays in our ability to sell or securitize loans and related MSRs on a timely and profitable basis. During the fourth quarter of 2017, Fannie Mae sufficiently limited the manner and volume for our deliveries of eligible loans such that we elected to cease deliveries to them and we expanded our whole loan investor base for these loans.  In 2019, with the creation of the uniform mortgage-backed securities (UMBS) market, which was intended to improve liquidity and align prepayment speeds across Fannie Mae and Freddie Mac securities, Freddie Mac raised concerns about the high prepayment speeds of our loans generated through our retail direct channel. During 2020, we further expanded our investor base and completed servicing released loan sales to non-GSE whole loan investors and expect to continue to utilize these alternative exit strategies for Fannie Mae and Freddie Mac eligible loans.  In July 2020, we received notification from Freddie Mac that our eligibility to sell whole loans to Freddie Mac was suspended, without cause.  While we believe that the overall volume delivered under purchase commitments to the GSE’s was immaterial for 2019 and 2020, we are committed to operating actively and in good standing with our broad range of capital markets counterparties. We continue to take steps to manage our prepayment speeds to be more consistent with our industry peers and to reestablish the full confidence and delivery mechanisms to our investor base. We seek to satisfy the requirements as outlined by Freddie Mac to achieve reinstatement, while we continue to satisfy our obligations on a timely basis to our other counterparties, as we have done without exception.  Despite being in a suspended status with Freddie Mac, we remain in good standing as an approved originator and/or seller/servicer with our GSE’s, Agencies and Counterparties for agency, non-agency, and government insured or guaranteed loan programs.

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

Critical Accounting Policies

We define critical accounting policies as those that are important to the portrayal of our financial condition and results of operations. Our critical accounting policies require management to make difficult and complex judgments that rely on estimates about the effect of matters that are inherently uncertain due to the effect of changing market conditions and/or consumer behavior. In determining which accounting policies meet this definition, we considered our policies with respect to the valuation of our assets and liabilities and estimates and assumptions used in determining those valuations. We believe the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations include those issues included in Management’s Discussion and Analysis of Results of Operations in IMH’s report on Form 10-K for the year ended December 31, 2020.

Financial Condition and Results of Operations

Financial Condition

As of March 31, 2021 compared to December 31, 2020

The following table shows the condensed consolidated balance sheets for the following periods:

(in thousands, except per share data)	March 31,	December 31,	$	%
	2021	2020	Change	Change
ASSETS
Cash	$53,053	$54,150	$(1,097)	(2)%
Restricted cash	5,787	5,602	185	3
Mortgage loans held-for-sale	209,893	164,422	45,471	28
Mortgage servicing rights	498	339	159	47
Securitized mortgage trust assets	2,044,308	2,103,269	(58,961)	(3)
Other assets	46,984	41,524	5,460	13
Total assets	$2,360,523	$2,369,306	$(8,783)	0%
LIABILITIES & EQUITY
Warehouse borrowings	$204,498	$151,932	$52,566	35%
Convertible notes	20,000	20,000	—	0
Long-term debt (Par value; $62,000)	45,361	44,413	948	2
Securitized mortgage trust liabilities	2,028,210	2,086,557	(58,347)	(3)
Repurchase reserve	5,478	7,054	(1,576)	(22)
Other liabilities	43,456	43,699	(243)	(1)
Total liabilities	2,347,003	2,353,655	(6,652)	(0)
Total equity	13,520	15,651	(2,131)	(14)
Total liabilities and stockholders’ equity	$2,360,523	$2,369,306	$(8,783)	(0)%

Book and tangile book value per share	$0.63	$0.74	$(0.11)	(15)%

At March 31, 2021, cash decreased $1.1 million to $53.1 million from $54.2 million at December 31, 2020.  Cash balances decreased primarily due to payment of operating expenses.

LHFS increased $45.5 million to $209.9 million at March 31, 2021 as compared to $164.4 million at December 31, 2020.  The increase primarily relates to the increase in jumbo originations in the first quarter of 2021, which have longer turn times to settlement as compared to conventional originations.  During the three months ended March 31, 2021, we had originations of $849.9 million offset by $799.8 million in loan sales. As a normal course of our origination and sales cycle, loans held-for-sale at the end of any period are generally sold within one or two subsequent months.

Mortgage servicing rights increased to $498 thousand at March 31, 2021 as compared to $339 thousand at December 31, 2020. The increase was due to additions of $121 thousand from servicing retained loan sales of $10.4 million in UPB as well as mark-to-market increases in fair value of $38 thousand.  At March 31, 2021 and December 31, 2020, we serviced $40.7 million and $30.5 million, respectively, in UPB for others.

Warehouse borrowings increased $52.6 million to $204.5 million at March 31, 2021 as compared to $151.9 million at December 31, 2020. The increase was due to a $45.5 million increase in LHFS at March 31, 2021. Our warehouse lending capacity remains at $550.0 million spread amongst three warehouse counterparties.

Repurchase reserve decreased $1.6 million to $5.5 million at March 31, 2021 as compared to $7.1 million at December 31, 2020.  The decrease was due to an $802 thousand reversal of provision for repurchases as a result of a decrease in expected early payoffs and future losses as well as $774 thousand in settlements primarily related to repurchased loans as well as refunds of premiums to investors for early payoffs on loans sold.

Book value per share decreased 15%, or $0.11, to $0.63 at March 31, 2021 as compared to $0.74 at December 31, 2020. Book value per common share decreased 5% to ($1.79) as of March 31, 2021, as compared to ($1.70) as of December 31, 2020 (inclusive of the remaining $51.8 million of liquidation preference on our preferred stock).  In the event we are not successful in appealing the Preferred B litigation (as discussed further in Note 11 – Commitments and Contingencies of the “Notes to Unaudited Consolidated Financial Statements”), inclusive of the Preferred B stock cumulative undeclared dividends in arrears of $17.9 million, book value per common share was ($2.63) at March 31, 2021.

The changes in in our trust assets and trust liabilities as summarized below.

	March 31,	December 31,	$	%
	2021	2020	Change	Change
Securitized mortgage collateral	$2,038,545	$2,100,175	$(61,630)	(3)%
Real estate owned (REO)	5,763	3,094	2,669	86
Total trust assets (1)	2,044,308	2,103,269	(58,961)	(3)

Securitized mortgage borrowings	$2,028,210	$2,086,557	$(58,347)	(3)%
Total trust liabilities (1)	2,028,210	2,086,557	(58,347)	(3)
Residual interests in securitizations	$16,098	$16,712	$(614)	(4)%

(1)	At March 31, 2021, the UPB of trust assets and trust liabilities was approximately $2.3 billion and $2.2 billion, respectively. At December 31, 2020, the UPB of trust assets and trust liabilities was approximately $2.5 billion and $2.4 billion, respectively.

We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining specified overcollateralization levels and other specified parameters (such as maximum delinquency and cumulative default) within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of total trust assets and total trust liabilities, was $16.1 million at March 31, 2021 as compared to $16.7 million at December 31, 2020.

We updated our collateral assumptions quarterly based on recent delinquency, default, prepayment and loss experience. Additionally, we updated the forward interest rates and investor yield (discount rate) assumptions based on information derived from market participants. During the three months ended March 31, 2021, actual losses declined slightly as compared to forecasted losses for the majority of trusts, including those with residual value.  Principal payments, prepayments and liquidations of securitized mortgage collateral and securitized mortgage borrowings also contributed to the reduction in trust assets and liabilities.  The decrease in residual fair value at March 31, 2021 was the result of a decrease in fair value of certain trusts as a result of cash received in excess of projections during the quarter and an increase in forward LIBOR partially offset by a decrease in loss assumptions for certain trusts.

●	The estimated fair value of securitized mortgage collateral decreased $61.6 million during the three months ended March 31, 2021, primarily due to reductions in principal from borrower payments and transfers of loans to REO for single-family and multi-family collateral. Additionally, other trust assets increased $2.7 million during the three months ended March 31, 2021, primarily due to a $2.3 million in REO from foreclosures as well as $1.9 million increase in the net realizable value (NRV) of REO. Partially offsetting the increase was a decrease in REO from liquidations of $1.5 million.

●	The estimated fair value of securitized mortgage borrowings decreased $58.3 million during the three months ended March 31, 2021, primarily due to reductions in principal balances from principal payments during the period for single-family and multi-family.

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

The following table presents changes in the trust assets and trust liabilities for the three months ended March 31, 2021:

	TRUST ASSETS			TRUST LIABILITIES
	Level 3 Recurring Fair
	Value Measurement			Level 3 Recurring Fair
		NRV		Value Measurement
	Securitized	Real		Securitized	Net
	mortgage	estate	Total trust	mortgage	trust
	collateral	owned	assets	borrowings	assets
Recorded fair value at December 31, 2020	$2,100,175	$3,094	$2,103,269	$(2,086,557)	$16,712
Total gains/(losses) included in earnings:
Interest income	(4,757)	—	(4,757)	—	(4,757)
Interest expense	—	—	—	(9,110)	(9,110)
Change in FV of net trust assets, excluding REO (1)	82,407	—	82,407	(85,951)	(3,544)
Gains from REO – not at FV but at NRV (2)	—	1,871	1,871	—	1,871
Total gains (losses) included in earnings	77,650	1,871	79,521	(95,061)	(15,540)
Transfers in and/or out of level 3	—	—	—	—	—
Purchases, issuances and settlements	(139,280)	798	(138,482)	153,408	14,926
Recorded fair value at March 31, 2021	$2,038,545	$5,763	$2,044,308	$(2,028,210)	$16,098

(1)	Represents change in fair value of net trust assets, including trust REO gains in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021.
(2)	Accounted for at net realizable value.

Inclusive of gains from REO, total trust assets above reflect a net gain of $84.3 million as a result of an increase in fair value from securitized mortgage collateral of $82.4 million and gains from REO of $1.9 million. Net losses on trust liabilities were $86.0 million as a result of the increase in fair value of securitized mortgage borrowings. As a result, other income—change in fair value of net trust assets, including trust REO gains decreased by $614 thousand for the three months ended March 31, 2021.

The table below reflects the net trust assets as a percentage of total trust assets (residual interests in securitizations):

	March 31,	December 31,
	2021	2020
Net trust assets	$16,098	$16,712
Total trust assets	2,044,308	2,103,269
Net trust assets as a percentage of total trust assets	0.79%	0.79%

For the three months ended March 31, 2021, the estimated fair value of the net trust assets was flat as a percentage of total trust assets as the aforementioned reduction in fair value was commensurate with the runoff of the portfolio.

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

The following tables present the estimated fair value of our residual interests, by securitization vintage year, and other related assumptions used to derive these values at March 31, 2021 and December 31, 2020:

	Estimated Fair Value of Residual			Estimated Fair Value of Residual
	Interests by Vintage Year at			Interests by Vintage Year at
	March 31, 2021			December 31, 2020
Origination Year	SF	MF	Total	SF	MF	Total
2002-2003 (1)	$8,485	$569	$9,054	$8,575	$524	$9,099
2004	2,589	782	3,371	2,654	775	3,429
2005	42	46	88	58	68	126
2006	—	3,585	3,585	—	4,058	4,058
Total	$11,116	$4,982	$16,098	$11,287	$5,425	$16,712
Weighted avg. prepayment rate	10.0%	13.3%	10.3%	10.1%	13.3%	10.3%
Weighted avg. discount rate	17.4%	17.8%	17.5%	17.4%	18.0%	17.6%

(1)	2002-2003 vintage year includes CMO 2007-A, since the majority of the mortgages collateralized in this securitization were originated during this period.

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

The table below reflects the estimated future credit losses and investor yield requirements for trust assets by product (SF and MF) and securitization vintage at March 31, 2021:

	Estimated Future			Investor Yield
	Losses (1)			Requirement (2)
	SF	MF		SF	MF
2002-2003	8%	*	% (3)	5%	10%
2004	13	*	(3)	4	5
2005	19	4		1	3
2006	10	*	(3)	3	5
2007	18	*	(3)	4	3

(1)	Estimated future losses derived by dividing future projected losses by UPB at March 31, 2021.
(2)	Investor yield requirements represent our estimate of the yield third-party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.
(3)	Represents less than 1%.

Long-Term Mortgage Portfolio Credit Quality

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days delinquent or greater, foreclosures and delinquent bankruptcies were $464.7 million, or 20.1%, of the long-term mortgage portfolio, at March 31, 2021 as compared to $514.0 million or 20.9% at December 31, 2020.

The following table summarizes the gross UPB of loans in our mortgage portfolio, included in securitized mortgage collateral and REO, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

	March 31,	Total	December 31,	Total
Securitized mortgage collateral	2021	Collateral	2020	Collateral
60 - 89 days delinquent	$39,010	1.7%	$47,483	1.9%
90 or more days delinquent	240,198	10.4	290,621	11.8
Foreclosures (1)	136,219	5.9	126,802	5.2
Delinquent bankruptcies (2)	49,265	2.1	49,069	2.0
Total 60 or more days delinquent	$464,692	20.1%	$513,975	20.9%
Total collateral	$2,307,261	100.0%	$2,454,657	100.0%

(1)	Represents properties in the process of foreclosure.
(2)	Represents bankruptcies that are 30 days or more delinquent.

At March 31, 2021, mortgage loans 60 or more days delinquent (whether or not subject to forbearance) decreased 9.6% as compared to December 31, 2020.  Delinquency and forbearance are taken into account as part of our credit loss assumptions when determining the estimated fair value of our residual interests.  At March 31, 2021, residential loss assumptions for certain trusts decreased as compared to December 31, 2020.  To the extent delinquencies and loans in forbearance increase in deals with residual fair value, the estimated fair value of our residual interests may decrease due to a reduction or delay in the timing of estimated cash flows.

The following table summarizes the gross securitized mortgage collateral and REO at NRV, that were non-performing as of the dates indicated (excludes 60-89 days delinquent):

		Total		Total
	March 31,	Collateral	December 31,	Collateral
	2021	%	2020	%
90 or more days delinquent (including forbearances), foreclosures and delinquent bankruptcies	$425,682	18.4%	$466,492	19.0%
Real estate owned inside and outside trusts	5,842	0.3	3,173	0.1
Total non-performing assets	$431,524	18.7%	$469,665	19.1%

Non-performing assets consist of non-performing loans (mortgages that are 90 or more days delinquent, including loans in foreclosure and delinquent bankruptcies plus REO). It is our policy to place a mortgage on nonaccrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. IFC, a subsidiary of IMH and master servicer, may be required to advance funds, or in most cases cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages. As of March 31, 2021, non-performing assets as a percentage of the total collateral was 18.7%.  At December 31, 2020, non-performing assets to total collateral was 19.1%. Non-performing assets decreased by approximately $38.1 million at March 31, 2021 as compared to December 31, 2020. At March 31, 2021, the estimated fair value of non-performing assets was $130.5 million, or 5.5% of total assets. At December 31, 2020, the estimated fair value of non-performing assets was $135.0 million, or 5.7% of total assets.

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

For the three months ended March 31, 2021 and 2020, we recorded an increase of $1.9 million and $1.7 million in net realizable value of REO, respectively.  Increases and decrease of the net realizable value reflect the change in value of the REO subsequent to foreclosure date, but prior to the date of sale.

The following table presents the balances of REO:

	March 31,	December 31,
	2021	2020
REO	$10,859	$10,140
Impairment (1)	(5,096)	(6,967)
Ending balance	$5,763	$3,173
REO inside trusts	$5,763	$3,094
REO outside trusts	79	79
Total	$5,842	$3,173

(1)	Impairment represents the cumulative write-downs of net realizable value subsequent to foreclosure.

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

Results of Operations

For the Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020

	For the Three Months Ended March 31,
			$	%
	2021	2020	Change	Change
Revenues	$20,584	$(43,509)	$64,093	147%
Expenses	(21,298)	(30,767)	9,469	31
Net interest income	660	2,928	(2,268)	(77)
Change in fair value of long-term debt	1,025	9,036	(8,011)	(89)
Change in fair value of net trust assets, including trust REO losses	(1,673)	(2,383)	710	30
Income tax benefit (expense)	19	(36)	55	153
Net loss	$(683)	$(64,731)	$64,048	99%
Loss per share available to common stockholders—basic	$(0.03)	$(3.05)	$3.02	99%
Loss per share available to common stockholders—diluted	$(0.03)	$(3.05)	$3.02	99%

Revenues

	For the Three Months Ended March 31,
			$	%
	2021	2020	Change	Change
Gain (loss) on sale of loans, net	$20,131	$(28,162)	$48,293	(171)%
Servicing (expenses) fees, net	(119)	2,507	(2,626)	(105)
Real estate services fees, net	210	393	(183)	(47)
Gain (loss) on mortgage servicing rights, net	38	(18,310)	18,348	100
Other revenues	324	63	261	414
Total revenues	$20,584	$(43,509)	$64,093	(147)%

Gain (loss) on sale of loans, net.  For the three months ended March 31, 2021, gain (loss) on sale of loans, net was a gain of $20.1 million compared to a loss of $ (28.2) million in the comparable 2020 period. The increase in gain on sale of loans, net was most notably due to a $44.6 million increase in mark-to-market gains on LHFS, a $20.2 million increase in realized and unrealized net losses on derivative financial instruments, a $6.2 million decrease in provision for repurchases and a $5.1 million decrease in direct origination expenses.  Partially offsetting the increase in gain on sale of loans, net was a $26.2 million decrease in gain on sale of loans and $1.6 million in premiums from servicing retained loan sales.

As previously discussed, for the three months ended March 31, 2020, the substantial remarking of our NonQM loan portfolio held-for-sale as a result of spreads widening substantially on credit assets due to potential pandemic related payment delinquencies and forbearances, causing a severe decline in the values assigned by counterparties for NonQM assets, which resulted in a significant loss on sale of loans, net.  For the three months ended March 31, 2021, the increase in gain on sale of loans, net was offset by a reduction in loans originated and sold, which totaled $849.9 million and $799.8 million, respectively, as compared to $1.5 billion and $1.7 billion of loans originated and sold, respectively, during the same period in 2020.  During the first quarter of 2021, margins were 237 bps as compared to the negative margins in the first quarter of 2020 resulting in the aforementioned loss on sale of loans, but decreased from 265 bps in the fourth quarter of 2020.

Servicing (expenses) fees, net.  For the three months ended March 31, 2021, servicing (expenses) fees, net were an expense of $119 thousand compared to income of $2.5 million in the comparable 2020 period.  The decrease in servicing (expense) fees, net was the result of the sale of $4.2 billion in UPB of Freddie Mac and GNMA MSRs in the second and third quarters of 2020.  In addition, the substantial decrease in mortgage interest rates during 2020 caused a significant increase in runoff of our mortgage servicing portfolio which combined with the servicing sale decreased the servicing portfolio average balance 99% to $38.0 million for the three months ended March 31, 2021 as compared to an average balance of $4.7 billion for the comparable period in 2020.  As a result of the servicing sales in 2020, we will continue to see a reduction in servicing fees, net and recognize a servicing expense related to interim subservicing and other servicing costs related to the small UPB of remaining servicing portfolio.    During the three months ended March 31, 2021, we had $10.4 million in servicing retained loan sales.

Gain (loss) on mortgage servicing rights, net

	For the Three Months Ended March 31,
			$	%
	2021	2020	Change	Change
Gain on sale of mortgage servicing rights	$—	$521	$(521)	(100)%
Changes in fair value:
Due to changes in valuation market rates, inputs or assumptions	50	(15,815)	15,865	100
Other changes in fair value:
Scheduled principal prepayments	(12)	(394)	382	97
Voluntary prepayments	—	(2,622)	2,622	100
Total changes in fair value	$38	$(18,831)	$18,869	100

Gain (loss) on mortgage servicing rights, net	$38	$(18,310)	$18,348	100%

For the three months ended March 31, 2021, gain (loss) on MSRs, net was $38 thousand compared to a loss of $18.3 million in the comparable 2020 period.  For the three months ended March 31, 2021, we recorded a $38 thousand gain from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market rates, inputs and assumptions partially offset by scheduled prepayments.  For the three months ended March 31, 2020, we recorded a $18.8 million loss from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market rates, inputs and assumptions as well as voluntary and scheduled prepayments.  As a result of the aforementioned decrease in interest rates during the first quarter of 2020, $18.4 million of the $18.8 million change in fair value of MSRs was due to prepayments, with $15.8 million primarily due to an increase in prepayment speed assumptions and $2.6 million due to voluntary prepayments.

Real estate services fees, net.  For the three months ended March 31, 2021, real estate services fees, net were $210 thousand as compared to $393 thousand in the comparable 2020 period. The $183 thousand decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio.

Other revenues. For the three months ended March 31, 2021, other revenues were $324 thousand as compared to $63 thousand in the comparable 2020 period. The $261 thousand increase was the result of the increase in the cash surrender value associated with the corporate-owned life insurance trusts.

For the Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020

	For the Three Months Ended March 31,
			$	%
	2021	2020	Change	Change
Personnel expense	$14,924	$20,664	$(5,740)	(28)%
General, administrative and other	5,181	6,975	(1,794)	(26)
Business promotion	1,193	3,128	(1,935)	(62)
Total expenses	$21,298	$30,767	$(9,469)	(31)%

Total expenses decreased by $9.5 million, or 31%, to $21.3 million for the three months ended March 31, 2021, compared to $30.8 million for the comparable period in 2020.  Personnel expense decreased $5.7 million to $14.9 million for the three months ended March 31, 2021 as compared to the same period in 2020.  The decrease is primarily related to the temporary pause in lending during 2020, which resulted in the furlough and subsequent reduction in headcount. We continue to manage our headcount, pipeline and capacity to balance the risks inherent in an aggregation execution model. As a result, average headcount decreased 37% for the three months ended March 31, 2021 as compared to the same period in 2020. Although personnel expense decreased during the three months ended March 31, 2021, it increased to 176 bps of funding’s as compared to 137 bps for the comparable 2020 period. The increase is the result of an industry wide escalation in the cost of production and operational talent, as well as the continued rebuild of our NonQM platform, which began in the fourth quarter of 2020.

General, administrative and other expenses decreased to $5.2 million for the three months ended March 31, 2021, compared to $7.0 million for the same period in 2020.  The decrease in general, administrative and other expenses was partially due to a $682 thousand decrease in occupancy expense partially due to right of use (ROU) asset impairment during the first quarter of 2020 as well as a reduction in occupancy expense associated with the impaired space.  During the first quarter of 2020, as a result of the pandemic and subsequent reduction in lending activities, we consolidated one floor of our corporate office and recognized ROU asset impairment of $393 thousand in addition to a $198 thousand reduction in occupancy expense for the impaired space. The decrease for the three months ended March 31, 2021was also related to a $523 thousand decrease in legal and professional fees as a result of exploring alternative exit strategies for our NonQM loan portfolio held-for-sale, which occurred during the first quarter of 2020. Additionally, all other general, administrative and other expenses decreased quarter over quarter as a result of the reduction in origination volume as compared to the same period in 2020.

Business promotion expense decreased $1.9 million to $1.2 million for the three months ended March 31, 2021 as compared to $3.1 million for the same period in the prior year.  Business promotion has remained low as compared to prior periods as a result of the current interest rate environment which requires significantly less business promotion to source leads.  We intend to continue to source leads through digital campaigns, which allow for a more cost effective approach, increasing the ability to be more price and product competitive to more specific target geographies.

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

The following table summarizes average balance, interest and weighted average yield on interest-earning assets and interest-bearing liabilities, for the periods indicated.

	For the Three Months Ended March 31,
	2021			2020
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$2,069,360	$15,184	2.94%	$2,438,439	$27,714	4.55%
Mortgage loans held-for-sale	191,301	1,338	2.80	715,715	8,320	4.65
Other	54,105	3	0.02	36,713	61	0.66
Total interest-earning assets	$2,314,766	$16,525	2.86%	$3,190,867	$36,095	4.52%
LIABILITIES
Securitized mortgage borrowings	$2,057,384	$12,955	2.52%	$2,428,709	$25,386	4.18%
Warehouse borrowings	185,225	1,523	3.29	668,938	6,244	3.73
MSR financing facilities	—	—	—	2,308	24	4.16
Long-term debt	44,887	925	8.24	42,533	1,041	9.79
Convertible notes	20,000	350	7.00	24,997	472	7.55
Other	12,607	112	3.55	4	—	—
Total interest-bearing liabilities	$2,320,103	$15,865	2.74%	$3,167,489	$33,167	4.19%
Net interest spread (1)		$660	0.12%		$2,928	0.34%
Net interest margin (2)			0.11%			0.37%

(1)	Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.
(2)	Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest spread income decreased $2.3 million for the three months ended March 31, 2021 primarily attributable to a decrease in the net interest spread between loans held-for-sale and their related warehouse borrowings, an increase in interest expense on the corporate owned life insurance trusts (within other liabilities) and a decrease in the net interest spread on the securitized mortgage collateral and securitized mortgage borrowings.  Offsetting the decrease in net interest spread income was a decrease in interest expense on the convertible notes, long-term debt MSR financing.  As a result, the net interest margin decreased to 0.12% for the three months ended March 31, 2021 from 0.34% for the three months ended March 31, 2020.

During the three months ended March 31, 2021, the yield on interest-earning assets decreased to 2.86% from 4.52% in the comparable 2020 period. The yield on interest-bearing liabilities decreased to 2.74% for the three months ended March 31, 2021 from 4.19% for the comparable 2020 period.  In connection with the fair value accounting for securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense are recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to an increase in prices on mortgage-backed bonds which resulted in a decrease in yield as compared to the previous period.

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

During the three months ended March 31, 2021, the fair value of long-term debt increased by $948 thousand to $45.4 million from $44.4 million at December 31, 2020.  The increase in estimated fair value was the result of a $1.7 million change in the instrument specific credit risk and a $306 thousand increase due to accretion, partially offset by a $1.0 million change in the market specific credit risk as a result of an increase in the forward LIBOR curve as compared to the fourth quarter of 2020.

During the three months ended March 31, 2020, the fair value of the long-term debt decreased $5.8 million.  The decrease in estimated fair value was the result of a $9.0 million change in the market specific credit risk during the quarter partially offset by a reduction of $3.1 million change in the instrument specific credit risk and a $161 thousand increase due to accretion.

Change in fair value of net trust assets, including trust REO losses

	For the Three Months Ended
	March 31,
	2021	2020
Change in fair value of net trust assets, excluding REO	$(3,544)	$(4,096)
Gains from REO	1,871	1,713
Change in fair value of net trust assets, including trust REO gains	$(1,673)	$(2,383)

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $1.7 million for the three months ended March 31, 2021.  The change in fair value of net trust assets, excluding REO was due to $3.5 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral as a result of cash received during the quarter and an increase in forward LIBOR offset by a decrease in loss assumptions for certain trusts. These losses were partially offset by an increase in the NRV of REO of $1.9 million during the period attributed to lower expected loss severities on properties within certain states held in the long-term mortgage portfolio during the period.

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

Income Taxes

We recorded income tax (benefit) expense of ($19) thousand and $36 thousand for the three ended March 31, 2021 and 2020, respectively. Tax benefit for the three months ended March 31, 2021, was the result of net loss during the period partially offset by state income taxes from states where the Company does not have net operating loss (NOL) carryforwards or state minimum taxes.  Tax expense for the three months ended March 31, 2020, is primarily the result of state income taxes from states where the Company does not have net operating loss (NOL) carryforwards or state minimum taxes.

As of December 31, 2020, we had estimated NOL carryforwards of approximately $609.3 million. Federal NOL carryforwards begin to expire in 2027.  As of December 31, 2020, we had estimated California NOL carryforwards of approximately $420.3 million, which begin to expire in 2028.  We may not be able to realize the maximum benefit due to the nature and tax entities that hold the NOL.

Results of Operations by Business Segment

We have three primary operating segments: Mortgage Lending, Long-Term Mortgage Portfolio and Real Estate Services. Unallocated corporate and other administrative costs, including the cost associated with being a public company, are presented in Corporate. Segment operating results are as follows:

Mortgage Lending

	For the Three Months Ended March 31,
			$	%
	2021	2020	Change	Change
Gain (loss) on sale of loans, net	$20,131	$(28,162)	$48,293	171%
Servicing (expenses) fees, net	(119)	2,507	(2,626)	(105)
Gain (loss) on mortgage servicing rights, net	38	(18,310)	18,348	100
Other	24	—	24	n/a
Total revenues	20,074	(43,965)	64,039	146

Other (expense) income	(183)	2,100	(2,283)	(109)

Personnel expense	(13,050)	(17,980)	4,930	27
Business promotion	(1,191)	(3,123)	1,932	62
General, administrative and other	(1,988)	(3,841)	1,853	48
Earnings (loss) before income taxes	$3,662	$(66,809)	$70,471	105%

For the three months ended March 31, 2021, gain (loss) on sale of loans, net was a gain of $20.1 million compared to a loss of $ (28.2) million in the comparable 2020 period. The increase in gain on sale of loans, net was most notably due to a $44.6 million increase in mark-to-market gains on LHFS, a $20.2 million increase in realized and unrealized net losses on derivative financial instruments, a $6.2 million decrease in provision for repurchases and a $5.1 million decrease in direct origination expenses.  Partially offsetting the increase in gain on sale of loans, net was a $26.2 million decrease in gain on sale of loans and $1.6 million in premiums from servicing retained loan sales.

As previously discussed, for the three months ended March 31, 2021, the quarter over quarter increases are predominantly due to the substantial remarking of our NonQM loan portfolio held-for-sale during 2020.  For the three months ended March 31, 2021, the increase in gain on sale of loans, net was offset by a reduction in loans originated and sold, which totaled $849.9 million and $799.8 million, respectively, as compared to $1.5 billion and $1.7 billion of loans originated and sold, respectively, during the same period in 2020.  During the first quarter of 2021, margins were 237 bps as compared to the negative margins in the first quarter of 2020 resulting in the aforementioned loss on sale of loans, but decreased from 265 bps in the fourth quarter of 2020.

For the three months ended March 31, 2021, servicing (expenses) fees, net were an expense of $119 thousand compared to income of $2.5 million in the comparable 2020 period.  The decrease in servicing (expense) fees, net was the result of the sale of $4.2 billion in UPB of Freddie Mac and GNMA MSRs in the second and third quarters of 2020.  In addition, the substantial decrease in mortgage interest rates during 2020 caused a significant increase in runoff of our mortgage servicing portfolio which combined with the servicing sale decreased the servicing portfolio average balance 99% to $38.0 million for the three months ended March 31, 2021 as compared to an average balance of $4.7 billion for the comparable period in 2020.  As a result of the servicing sales in 2020, we will continue to see a reduction in servicing fees, net and recognize a servicing expense related to interim subservicing and other servicing costs related to the small UPB of remaining servicing portfolio.    During the three months ended March 31, 2021, we had $10.4 million in servicing retained loan sales.

For the three months ended March 31, 2021, gain (loss) on MSRs, net was a gain of $38 thousand compared to a loss of $18.3 million in the comparable 2020 period.  For the three months ended March 31, 2021, we recorded a $38 thousand gain from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market rates, inputs and assumptions partially offset by scheduled prepayments.  For the three months ended March 31, 2020, we recorded a $18.8 million loss from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market rates, inputs and assumptions as well as voluntary and scheduled prepayments.  As a result of the aforementioned decrease in interest rates during the first quarter of 2020, $18.4 million of the $18.8 million change in fair value of MSRs was due to prepayments, with $15.8 million primarily due to an increase in prepayment speed assumptions and $2.6 million due to voluntary prepayments.

For the three months ended March 31, 2021, other income decreased to an expense of $183 thousand as compared to income of $2.1 million in the comparable 2020 period. The $2.3 million decrease in other income was primarily due to a $2.3 million decrease net interest spread between loans held-for-sale and their related warehouse borrowings during the three months ended March 31, 2021 as compared to the comparable period in 2020.  As a result of the low interest rate environment which began in the first quarter of 2020, the base interest rates for our warehouse lines of credit have all hit their floor, which is greater than the note rate on the underlying mortgage loan financed, resulting in negative spread on our financing.

Personnel expense decreased $4.9 million to $13.1 million for the three months ended March 31, 2021 as compared to the same period in 2020.  The decrease is primarily related to the temporary pause in lending during 2020, which resulted in the furlough and subsequent reduction in headcount. We continue to manage our headcount, pipeline and capacity to balance the risks inherent in an aggregation execution model. As a result, average headcount decreased 39% for the three months ended March 31, 2021 as compared to the same period in 2020. Although personnel expense decreased during the three months ended March 31, 2021, it increased to 154 bps of funding’s as compared to 119 bps for the comparable 2020 period. The increase is the result of an industry wide escalation in the cost of production and operational talent, as well as the continued rebuild of our NonQM platform, which began in the fourth quarter of 2020.

Business promotion expense decreased $1.9 million to $1.2 million for the three months ended March 31, 2021 as compared to $3.1 million for the same period in the prior year.  Business promotion has remained low as compared to prior periods as a result of the current interest rate environment which requires significantly less business promotion to source leads.  We intend to continue to source leads through digital campaigns, which allow for a more cost effective approach, increasing the ability to be more price and product competitive to more specific target geographies.

General, administrative and other expenses decreased to $2.0 million for the three months ended March 31, 2021, compared to $3.8 million for the same period in 2020.  The decrease in general, administrative and other expenses was partially due to a $942 thousand decrease in occupancy expense partially due to right of use (ROU) asset impairment during the first quarter of 2020 as well as a reduction in occupancy expense associated with the impaired space.  During the first quarter of 2020, as a result of the pandemic and subsequent reduction in lending activities, we consolidated one floor of our corporate office and recognized ROU asset impairment of $393 thousand in addition to a $198 thousand reduction in occupancy expense for the impaired space. For the three months ended March 31, 2021, the decrease was also related to a $260 thousand decrease in legal and professional fees as a result of exploring alternative exit strategies for our NonQM loan portfolio held-for-sale during the first quarter of 2020. Additionally, all other general, administrative and other expenses decreased quarter over quarter as a result of the reduction in origination volume as compared to the same period in 2020.

Long-Term Mortgage Portfolio

	For the Three Months Ended March 31,
			$	%
	2021	2020	Change	Change
Other revenue	$27	$42	$(15)	(36)%

Personnel expense	(28)	(34)	6	18
General, administrative and other	(94)	(137)	43	31
Total expenses	(122)	(171)	49	29

Net interest income	1,304	1,287	17	1
Change in fair value of long-term debt	1,025	9,036	(8,011)	89
Change in fair value of net trust assets, including trust REO gains	(1,673)	(2,383)	710	30
Total other income	656	7,940	(7,284)	92
Earnings before income taxes	$561	$7,811	$(7,250)	93%

For the three months ended March 31, 2021 and 2020, net interest income was flat at $1.3 million. Net interest income increased $17 thousand for the three months ended March 31, 2021 primarily attributable to a $116 thousand decrease in interest expense on the long-term debt associated with a decrease in three-month LIBOR partially offset by a $99 thousand decrease in net interest spread on the long-term mortgage portfolio.

During the three months ended March 31, 2021, the fair value of long-term debt increased by $948 thousand to $45.4 million from $44.4 million at December 31, 2020.  The increase in estimated fair value was the result of a $1.7 million change in the instrument specific credit risk and a $306 thousand increase due to accretion, partially offset by a $1.0 million change in the market specific credit risk as a result of an increase in the forward LIBOR curve as compared to the fourth quarter of 2020.

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $1.7 million for the three months ended March 31, 2021.  The change in fair value of net trust assets, excluding REO was due to $3.5 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral as a result of cash received during the quarter and an increase in forward LIBOR offset by a decrease in loss assumptions for certain trusts. These losses were partially offset by an increase in the NRV of REO of $1.9 million during the period attributed to lower expected loss severities on properties within certain states held in the long-term mortgage portfolio during the period.

Real Estate Services

	For the Three Months Ended March 31,
			$	%
	2021	2020	Change	Change
Real estate services fees, net	$210	$393	$(183)	(47)%
Personnel expense	(304)	(289)	(15)	(5)
General, administrative and other	(64)	(72)	8	11
(Loss) earnings before income taxes	$(158)	$32	$(190)	(594)%

For the three months ended March 31, 2021, real estate services fees, net were $210 thousand compared to $393 thousand in the comparable 2020 period. The $183 thousand decrease in real estate services fees, net was primarily the result of a $183 thousand decrease in real estate service fees.  The $183 thousand decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio.

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

	For the Three Months Ended March 31,
			$	%
	2021	2020	Change	Change
Interest expense	$(461)	$(459)	$(2)	(0)%
Other expenses	(4,306)	(5,270)	964	18
Net loss before income taxes	$(4,767)	$(5,729)	$962	17%

For the three months ended March 31, 2021, other expenses decreased to $4.3 million as compared to $5.3 million for the comparable 2020 period. During the three months ended March 31, 2021, the primary decrease in other expenses was an $820 thousand decrease in personnel expense, partially offset by a $270 thousand increase in the cash surrender value of corporate-owned life insurance trusts and a $234 thousand decrease in legal and professional fees as a result of exploring alternative exit strategies for our NonQM position during the first quarter of 2020.  Partially offsetting the decrease in other expenses was a $261 thousand increase in occupancy expense in the corporate segment due to the aforementioned reduction in personnel in the mortgage lending segment as a result of the temporary pause in lending, which reduced allocated rent to the mortgage lending division and increased the rent in corporate.  General, administrative and other expenses increased $88 thousand as a result of an increase in insurance premiums.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our chief executive officer and interim principal financial officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). Based on that evaluation, the Company’s chief executive officer and interim principal financial officer concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A:  RISK FACTORS

None.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:  MINE SAFETY DISCLOSURES

None.

ITEM 5:  OTHER INFORMATION

None.

ITEM 6: EXHIBITS

(a)	Exhibits:
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim Principal Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from Impac Mortgage Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

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

IMPAC MORTGAGE HOLDINGS, INC.

/s/ GEORGE MANGIARACINA
George Mangiaracina
Chief Executive Officer
May 7, 2021

/s/ JON GLOECKNER
Jon Gloeckner
SVP, Treasury & Financial Reporting
(Interim Principal Financial Officer and Principal Accounting Officer)
May 7, 2021