Form 10-Q
period 2021-06-30
IMPAC MORTGAGE HOLDINGS INC
filed 2021-08-13
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒
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

There were 21,332,684 shares of common stock outstanding as of August 6, 2021.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$50,194	$54,150
Restricted cash	5,872	5,602
Mortgage loans held-for-sale	152,558	164,422
Mortgage servicing rights	553	339
Securitized mortgage trust assets	1,862,595	2,103,269
Other assets	38,579	41,524
Total assets	$2,110,351	$2,369,306
LIABILITIES
Warehouse borrowings	$148,164	$151,932
Convertible notes, net	20,000	20,000
Long-term debt	44,900	44,413
Securitized mortgage trust liabilities	1,847,224	2,086,557
Other liabilities	45,721	50,753
Total liabilities	2,106,009	2,353,655

Commitments and contingencies (See Note 11)

STOCKHOLDERS’ EQUITY
Series A-1 junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $34,970; 2,000,000 shares authorized, 665,592 noncumulative shares issued and outstanding as of June 30, 2021 and December 31, 2020 (See Note 12)	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,127; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of June 30, 2021 and December 31, 2020 (See Note 12)	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 21,332,684 and 21,238,191 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	213	212
Additional paid-in capital	1,237,544	1,237,102
Accumulated other comprehensive earnings, net of tax	22,561	24,766
Total accumulated deficit:
Cumulative dividends declared	(822,520)	(822,520)
Accumulated deficit	(433,477)	(423,930)
Total accumulated deficit	(1,255,997)	(1,246,450)
Total stockholders’ equity	4,342	15,651
Total liabilities and stockholders’ equity	$2,110,351	$2,369,306

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
Gain (loss) on sale of loans, net	$10,693	$1,451	$30,824	$(26,712)
Real estate services fees, net	478	293	688	687
(Loss) gain on mortgage servicing rights, net	(37)	(8,443)	1	(26,753)
Servicing (expense) fees, net	(150)	1,352	(269)	3,859
Other	(4)	1,289	320	1,352
Total revenues, net	10,980	(4,058)	31,564	(47,567)
Expenses
Personnel	11,964	7,774	26,888	28,439
General, administrative and other	5,882	6,617	11,063	13,590
Business promotion	1,770	74	2,963	3,203
Total expenses	19,616	14,465	40,914	45,232
Operating loss	(8,636)	(18,523)	(9,350)	(92,799)

Other (expense) income
Interest income	15,707	35,832	32,231	71,927
Interest expense	(15,149)	(35,051)	(31,013)	(68,218)
Change in fair value of long-term debt	1,417	(4,208)	2,442	4,828
Change in fair value of net trust assets, including trust REO gains	(2,141)	(864)	(3,814)	(3,247)
Total other (expense) income, net	(166)	(4,291)	(154)	5,290
Loss before income taxes	(8,802)	(22,814)	(9,504)	(87,509)
Income tax expense	62	15	43	51
Net loss	$(8,864)	$(22,829)	$(9,547)	$(87,560)

Other comprehensive loss
Change in fair value of instrument specific credit risk of long-term debt	(538)	2,186	(2,205)	(887)
Total comprehensive loss	$(9,402)	$(20,643)	$(11,752)	$(88,447)

Net loss per common share:
Basic	$(0.42)	$(1.08)	$(0.45)	$(4.12)
Diluted	$(0.42)	$(1.08)	$(0.45)	$(4.12)

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Preferred		Common		Additional	Cumulative		Accumulated Other	Total
	Shares	Preferred	Shares	Common	Paid-In	Dividends	Accumulated	Comprehensive	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Declared	Deficit	Earnings, net of tax	Equity
Balance, December 31, 2020	2,070,678	$21	21,238,191	$212	$1,237,102	$(822,520)	$(423,930)	$24,766	$15,651

Stock based compensation	—	—	—	—	218	—	—	—	218
Issuance of restricted stock units	—	—	94,493	1	—	—	—	—	1
Other comprehensive loss	—	—	—	—	—	—	—	(1,667)	(1,667)
Net loss	—	—	—	—	—	—	(683)	—	(683)
Balance, March 31, 2021	2,070,678	$21	21,332,684	$213	$1,237,320	$(822,520)	$(424,613)	$23,099	$13,520

Stock based compensation	—	—	—	—	224	—	—	—	224
Issuance of restricted stock units	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	(538)	(538)
Net loss	—	—	—	—	—	—	(8,864)	—	(8,864)
Balance, June 30, 2021	2,070,678	$21	21,332,684	$213	$1,237,544	$(822,520)	$(433,477)	$22,561	$4,342

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Preferred		Common		Additional	Cumulative		Accumulated Other	Total
	Shares	Preferred	Shares	Common	Paid-In	Dividends	Accumulated	Comprehensive	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Declared	Deficit	Earnings, net of tax	Equity
Balance, December 31, 2019	2,070,678	$21	21,255,426	$212	$1,236,237	$(822,520)	$(334,499)	$24,786	$104,237

Proceeds and tax benefit from exercise of stock options	—	—	9,500	1	46	—	—	—	47
Stock based compensation	—	—	—	—	238	—	—	—	238
Other comprehensive loss	—	—	—	—	—	—	—	(3,073)	(3,073)
Consolidation of corporate-owned life insurance trusts	—	—	—	—	—	—	(1,281)	—	(1,281)
Net loss	—	—	—	—	—	—	(64,731)	—	(64,731)
Balance, March 31, 2020	2,070,678	$21	21,264,926	$213	$1,236,521	$(822,520)	$(400,511)	$21,713	$35,437

Proceeds from exercise of stock options	—	—	(35,069)	(1)	(125)	—	—	—	(126)
Stock based compensation	—	—	—	—	111	—	—	—	111
Issuance of warrants in connection with debt financing	—	—	—	—	242	—	—	—	242
Other comprehensive earnings	—	—	—	—	—	—	—	2,186	2,186
Net loss	—	—	—	—	—	—	(22,829)	—	(22,829)
Balance, June 30, 2020	2,070,678	$21	21,229,857	$212	$1,236,749	$(822,520)	$(423,340)	$23,899	$15,021

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,547)	$(87,560)
Loss on sale of mortgage servicing rights	—	4,811
Change in fair value of mortgage servicing rights	(1)	21,942
Gain on sale of mortgage loans	(34,304)	(6,840)
Change in fair value of mortgage loans held-for-sale	597	23,202
Change in fair value of derivatives lending, net	3,095	5,341
Change in provision for repurchases	(212)	5,009
Origination of mortgage loans held-for-sale	(1,461,444)	(1,518,429)
Sale and principal reduction on mortgage loans held-for-sale	1,506,802	2,253,038
Gain from trust REO	(1,559)	(3,165)
Change in fair value of net trust assets, excluding trust REO	5,373	6,412
Change in fair value of long-term debt	(2,442)	(4,828)
Accretion of interest income and expense	28,221	32,141
Amortization of debt issuance costs and discount on note payable	—	4
Stock-based compensation	442	349
Accretion of interest expense on corporate debt	—	81
Loss on disposal of premises and equipment	102	—
Net change in other assets	77	9,502
Net change in other liabilities	(5,126)	(10,715)
Net cash provided by operating activities	30,074	730,295

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in securitized mortgage collateral	308,189	222,994
Proceeds from the sale of mortgage servicing rights	—	16,191
Investment in corporate-owned life insurance	(224)	(1,258)
Purchase of premises and equipment	(23)	(535)
Proceeds from the sale of trust REO	4,421	12,944
Net cash provided by investing activities	312,363	250,336

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of MSR financing	—	(15,000)
Borrowings under MSR financing	—	15,448
Repayment of warehouse borrowings	(1,436,116)	(2,153,051)
Borrowings under warehouse agreements	1,432,348	1,453,059
Repayment of securitized mortgage borrowings	(342,581)	(271,271)
Net change in liabilities related to corporate-owned life insurance	225	1,461
Tax payments on stock based compensation awards	—	(2)
Issuance of restricted stock	1	—
Retirement of restricted stock	—	(126)
Proceeds from exercise of stock options	—	47
Net cash used in financing activities	(346,123)	(969,435)
Net change in cash, cash equivalents and restricted cash	(3,686)	11,196
Cash, cash equivalents and restricted cash at beginning of year	59,752	37,132
Cash, cash equivalents and restricted cash at end of period	$56,066	$48,328

NON-CASH TRANSACTIONS
Transfer of securitized mortgage collateral to trust REO	$3,940	$7,337
Mortgage servicing rights retained from issuance of mortgage backed securities and loan sales	213	1,753
Recognition of corporate-owned life insurance cash surrender value (included in Other assets)	—	9,476
Recognition of corporate-owned life insurance trusts (included in Other liabilities)	—	10,757
Issuance of warrants	—	242

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

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the United States Securities and Exchange Commission.

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

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force)”. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years.  The Company is currently evaluating the impact the adoption of this ASU would have on the Company’s consolidated financial statements.

Note 2.—Mortgage Loans Held-for-Sale

A summary of the unpaid principal balance (UPB) of mortgage LHFS by type is presented below:

	June 30,	December 31,
	2021	2020
Government (1)	$3,422	$7,924
Conventional (2)	110,617	141,139
Jumbo & Non-qualified mortgages (NonQM)	34,821	11,064
Fair value adjustment (3)	3,698	4,295
Total mortgage loans held-for-sale	$152,558	$164,422
(1)	Includes all government-insured loans including Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).
(2)	Includes loans eligible for sale to Federal National Mortgage Association (Fannie Mae or FNMA) and Federal Home Loan Mortgage Corporation (Freddie Mac or FHLMC).
(3)	Changes in fair value are included in gain (loss) on sale of loans, net in the accompanying consolidated statements of operations and comprehensive loss.

At June 30, 2021 and December 31, 2020, the Company had $542 thousand and $1.2 million, respectively, in UPB of mortgage LHFS that were in nonaccrual status as the loans were 90 days or more delinquent.  The carrying value of these nonaccrual loans at June 30, 2021 and December 31, 2020 were $510 thousand and $1.1 million, respectively.

Gain (loss) on sale of loans, net in the consolidated statements of operations and comprehensive loss, is comprised of the following for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Gain (loss) on sale of mortgage loans	$17,852	$(21,853)	$39,115	$25,639
Premium from servicing retained loan sales	92	64	213	1,753
Unrealized (loss) gain from derivative financial instruments	(2,880)	936	(3,095)	(5,341)
(Loss) gain from derivative financial instruments	(315)	(113)	2,914	(11,035)
Mark to market gain (loss) on LHFS	271	22,291	(597)	(23,202)
Direct origination expenses, net	(3,737)	(260)	(7,938)	(9,517)
Change in provision for repurchases	(590)	386	212	(5,009)
Gain (loss) on sale of loans, net	$10,693	$1,451	$30,824	$(26,712)

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

The following table summarizes the activity of MSRs for the six months ended June 30, 2021 and year ended December 31, 2020:

	June 30,	December 31,
	2021	2020
Balance at beginning of year	$339	$41,470
Additions from servicing retained loan sales	213	2,094
Reductions from bulk sales	—	(21,263)
Changes in fair value (1)	1	(21,962)
Fair value of MSRs at end of period	$553	$339
(1)	Changes in fair value are included within (loss) gain on mortgage servicing rights, net in the accompanying consolidated statements of operations and comprehensive loss.

At June 30, 2021 and December 31, 2020, the UPB of the mortgage servicing portfolio was comprised of the following:

	June 30,	December 31,
	2021	2020
Government insured	$48,566	$30,524
Conventional	—	—
Total loans serviced	$48,566	$30,524

The table below illustrates hypothetical changes in fair values of MSRs caused by assumed immediate changes to key assumptions that are used to determine fair value. See Note 7.—Fair Value of Financial Instruments for a description of the key assumptions used to determine the fair value of MSRs.

	June 30,	December 31,
Mortgage Servicing Rights Sensitivity Analysis	2021	2020
Fair value of MSRs	$553	$339
Prepayment Speed:
Decrease in fair value from 10% adverse change	(18)	(13)
Decrease in fair value from 20% adverse change	(37)	(26)
Decrease in fair value from 30% adverse change	(55)	(38)
Discount Rate:
Decrease in fair value from 10% adverse change	(22)	(13)
Decrease in fair value from 20% adverse change	(43)	(25)
Decrease in fair value from 30% adverse change	(63)	(37)

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

(Loss) gain on mortgage servicing rights, net is comprised of the following for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Change in fair value of mortgage servicing rights	$(37)	$(3,111)	$1	$(21,942)
Loss on sale of mortgage servicing rights	—	(5,332)	—	(4,811)
(Loss) gain on mortgage servicing rights, net	$(37)	$(8,443)	$1	$(26,753)

Servicing (expense) fees, net is comprised of the following for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Contractual servicing fees	$41	$2,061	$73	$5,109
Late and ancillary fees	—	26	—	65
Subservicing and other costs	(191)	(735)	(342)	(1,315)
Servicing (expense) fees, net	$(150)	$1,352	$(269)	$3,859

Loans Eligible for Repurchase from Government National Mortgage Association (GNMA or Ginnie Mae)

The Company sells loans in Ginnie Mae guaranteed MBS by pooling eligible loans through a pool custodian and assigning rights to the loans to Ginnie Mae. When these Ginnie Mae loans are initially pooled and securitized, the Company meets the criteria for sale treatment and de-recognizes the loans. The terms of the Ginnie Mae MBS program allow, but do not require, the Company to repurchase mortgage loans when the borrower has made no payments for three consecutive months. When the Company has the unconditional right, as servicer, to repurchase Ginnie Mae pool loans it has previously sold and are more than 90 days past due, and the repurchase will provide a “more than trivial benefit”, the Company then re-recognizes the loans on its consolidated balance sheets in other assets, at their UPB and records a corresponding liability in other liabilities in the consolidated balance sheets.  At June 30, 2021 and December 31, 2020, loans eligible for repurchase from GNMA totaled $114 thousand in UPB.  As part of the Company’s repurchase reserve, the Company records a repurchase provision to provide for estimated losses from the sale or securitization of all mortgage loans, including these loans.

Note 4.—Leases

The Company has three operating leases for office space expiring at various dates through 2024 and one financing lease which concludes in 2023.  During the three and six months ended June 30, 2021, cash paid for operating leases was $1.1 million and $2.3 million, respectively, while total operating lease expense was $984 thousand and $2.0 million, respectively.  During the three and six months ended June 30, 2020, cash paid for operating leases was $1.3 million and $2.7 million, respectively, while total operating lease expense was $1.0 million and $2.6 million, respectively.  Operating lease expense includes short-term leases and sublease income, both of which are immaterial.  During the three months ended March 31, 2020, the Company recognized right of use (ROU) asset impairment of $393 thousand related to the consolidation of one floor of its corporate office, reducing the carrying value of the lease asset to its estimated fair value.  The impairment charge is included in general, administrative and other expense in the consolidated statements of operations and comprehensive loss.

The following table presents the operating and finance lease balances within the consolidated balance sheets, weighted average remaining lease term, and weighted average discount rates related to the Company’s operating and finance leases as of June 30, 2021:

		June 30,
Lease Assets and Liabilities	Classification	2021
Assets
Lease ROU assets	Other assets	$ 11,889

Liabilities
Lease liabilities	Other liabilities	$ 14,557

Weighted average remaining lease term (in years)		3.2
Weighted average discount rate		4.8%

The following table presents the maturity of the Company’s operating and financing lease liabilities as of June 30, 2021:

Year remaining 2021	$2,345
Year 2022	4,789
Year 2023	4,909
Year 2024	3,729
Total lease commitments	$15,772
Less: imputed interest	(1,215)
Total lease liability	$14,557

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

Under the terms of these warehouse lines, the Company is required to maintain various financial and other covenants. At June 30, 2021, the Company was not in compliance with all financial covenants from its lenders and received the necessary waivers. The following table presents certain information on warehouse borrowings for the periods indicated:

	Maximum	Balance Outstanding at
	Borrowing	June 30,	December 31,
	Capacity	2021	2020	Maturity Date
Short-term borrowings:
Repurchase agreement 1	$50,000	$19,572	$49,963	November 24, 2021
Repurchase agreement 2 (1)	200,000	81,087	51,310	August 27, 2021
Repurchase agreement 3 (1)	300,000	47,505	50,659	August 22, 2021
Total warehouse borrowings	$550,000	$148,164	$151,932
(1)	The maturity date for repurchase agreements 2 and 3 are in the process of being renewed.

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

On April 15, 2020, the Company and the noteholders agreed to extend the outstanding Notes in the principal amount of $25.0 million originally issued in May 2015, at the conclusion of the original note term (First Amendment). The new Notes were issued with a six month term (November 9, 2020) and reduced the interest rate on such Notes to 7.0% per annum.  In connection with the issuance of the First Amendment, the Company issued to the noteholders of the Notes, warrants to purchase up to an aggregate of 212,649 shares of the Company’s common stock at a cash exercise price of $2.97 per share. The relative fair value of the warrants was $242 thousand and recorded as debt discounts, which was accreted over the term of the warrants (October 2020), using an effective interest rate of 8.9%.  The warrants are exercisable commencing on October 16, 2020 and expire on April 15, 2025. The First Amendment was accounted for as an extinguishment of debt.

On October 28, 2020, the Company and certain holders of its Notes due November 9, 2020 in the aggregate principal amount of $25.0 million agreed to extend the maturity date of the Notes upon conclusion of the term on November 9, 2020.  The new notes have an 18-month term due May 9, 2022 and the Company decreased the aggregate principal amount of the Notes to $20.0 million, following the pay-down of $5.0 million in principal of the Notes on November 9, 2020 (Second Amendment).  The interest rate on the Notes remains at 7.0% per annum. The Second Amendment was accounted for as an extinguishment of debt.

Long-term Debt

The Company carries its Junior Subordinated Notes at estimated fair value as more fully described in Note 7.—Fair Value of Financial Instruments. The following table shows the remaining principal balance and fair value of Junior Subordinated Notes issued as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Junior Subordinated Notes (1)	$62,000	$62,000
Fair value adjustment	(17,100)	(17,587)
Total Junior Subordinated Notes	$44,900	$44,413
(1)	Stated maturity of March 2034; requires quarterly interest payments at a variable rate of 3-month LIBOR plus 3.75% per annum.

Note 6.—Securitized Mortgage Trusts

Securitized Mortgage Trust Assets

Securitized mortgage trust assets, which are recorded at their estimated fair value, are comprised of the following at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Securitized mortgage collateral, at fair value	$1,858,423	$2,100,175
REO, at net realizable value (NRV)	4,172	3,094
Total securitized mortgage trust assets	$1,862,595	$2,103,269

Securitized Mortgage Trust Liabilities

Securitized mortgage trust liabilities, which are recorded at their estimated fair value, are comprised of the following at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Securitized mortgage borrowings	$1,847,224	$2,086,557

Changes in fair value of net trust assets, including trust REO gains, are comprised of the following for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Change in fair value of net trust assets, excluding REO	$(1,828)	$(2,316)	$(5,373)	$(6,412)
(Losses) gains from REO	(313)	1,452	1,559	3,165
Change in fair value of net trust assets, including trust REO gains	$(2,141)	$(864)	$(3,814)	$(3,247)

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

The following table presents the estimated fair value of financial instruments included in the consolidated financial statements as of the dates indicated:

	June 30, 2021				December 31, 2020
	Carrying	Estimated Fair Value			Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$50,194	$50,194	$—	$—	$54,150	$54,150	$—	$—
Restricted cash	5,872	5,872	—	—	5,602	5,602	—	—
Mortgage loans held-for-sale	152,558	—	152,558	—	164,422	—	164,422	—
Mortgage servicing rights	553	—	—	553	339	—	—	339
Derivative assets, lending, net (1)	4,262	—	—	4,262	7,275	—	—	7,275
Securitized mortgage collateral	1,858,423	—	—	1,858,423	2,100,175	—	—	2,100,175

Liabilities
Warehouse borrowings	$148,164	$—	$148,164	$—	$151,932	$—	$151,932	$—
Convertible notes	20,000	—	—	20,000	20,000	—	—	20,000
Long-term debt	44,900	—	—	44,900	44,413	—	—	44,413
Securitized mortgage borrowings	1,847,224	—	—	1,847,224	2,086,557	—	—	2,086,557
Derivative liabilities, lending, net (2)	225	—	225	—	143	—	143	—
(1)	Represents IRLCs and Hedging Instruments and are included in other assets in the accompanying consolidated balance sheets.
(2)	Represents Hedging Instruments and are included in other liabilities in the accompanying consolidated balance sheets.

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

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its MSRs, securitized mortgage collateral and borrowings, derivative assets and liabilities (IRLCs), Notes and long-term debt as Level 3 fair value measurements. Level 3 assets and liabilities measured at fair value on a recurring basis were approximately 90% and 92% and 90% and 93%, respectively, of total assets and total liabilities measured at estimated fair value at June 30, 2021 and December 31, 2020.

Recurring Fair Value Measurements

The Company assesses its financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers into Level 3 classified instruments during the six months ended June 30, 2021.

The following tables present the Company’s assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at June 30, 2021 and December 31, 2020, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	June 30, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Mortgage loans held-for-sale	$—	$152,558	$—	$—	$164,422	$—
Derivative assets, lending, net (1)	—	—	4,262	—	—	7,275
Mortgage servicing rights	—	—	553	—	—	339
Securitized mortgage collateral	—	—	1,858,423	—	—	2,100,175
Total assets at fair value	$—	$152,558	$1,863,238	$—	$164,422	$2,107,789
Liabilities
Securitized mortgage borrowings	$—	$—	$1,847,224	$—	$—	$2,086,557
Long-term debt	—	—	44,900	—	—	44,413
Derivative liabilities, lending, net (2)	—	225	—	—	143	—
Total liabilities at fair value	$—	$225	$1,892,124	$—	$143	$2,130,970
(1)	At June 30, 2021, derivative assets, lending, net included $4.3 million in IRLCs and is included in other assets in the accompanying consolidated balance sheets. At December 31, 2020, derivative assets, lending, net included $7.3 million in IRLCs and is included in other assets in the accompanying consolidated balance sheets.
(2)	At June 30, 2021 and December 31, 2020, derivative liabilities, lending, net are included in other liabilities in the accompanying consolidated balance sheets.

The following tables present reconciliations for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2021 and 2020:

	Level 3 Recurring Fair Value Measurements
	For the Three Months Ended June 30, 2021

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, March 31, 2021	$2,038,545	$(2,028,210)	$498	$5,078	$(45,361)
Total gains (losses) included in earnings:
Interest income (1)	(4,722)	—	—	—	—
Interest expense (1)	—	(8,909)	—	—	(418)
Change in fair value	(2,550)	722	(37)	(816)	1,417
Change in instrument specific credit risk	—	—	—	—	(538)	(2)
Total gains (losses) included in earnings	(7,272)	(8,187)	(37)	(816)	461
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	92	—	—
Settlements	(172,850)	189,173	—	—	—
Fair value, June 30, 2021	$1,858,423	$(1,847,224)	$553	$4,262	$(44,900)
(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $2.1 million for the three months ended June 30, 2021. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive loss is primarily from contractual interest on the securitized mortgage collateral and borrowings.
(2)	Amount represents the change in instrument specific credit risk in other comprehensive loss in the consolidated statements of operations and comprehensive loss.

	Level 3 Recurring Fair Value Measurements
	For the Three Months Ended June 30, 2020

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, March 31, 2020	$2,248,813	$(2,238,208)	$24,328	$863	$(39,632)
Total gains (losses) included in earnings:
Interest income (1)	6,915	—	—	—	—
Interest expense (1)	—	(24,005)	—	—	(157)
Change in fair value	74,961	(77,277)	(3,111)	936	(4,208)
Change in instrument specific credit risk	—	—	—	—	2,186	(2)
Total gains (losses) included in earnings	81,876	(101,282)	(3,111)	936	(2,179)
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	64	—	—
Settlements	(105,267)	125,627	(21,002)	—	—
Fair value, June 30, 2020	$2,225,422	$(2,213,863)	$279	$1,799	$(41,811)
(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $2.0 million for the three months ended June 30, 2020. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive loss is primarily from contractual interest on the securitized mortgage collateral and borrowings.
(2)	Amount represents the change in instrument specific credit risk in other comprehensive loss in the consolidated statements of operations.

The following tables present reconciliations for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2021 and 2020:

	Level 3 Recurring Fair Value Measurements
	For the Six Months Ended June 30, 2021

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, December 31, 2020	$2,100,175	$(2,086,557)	$339	$7,275	$(44,413)
Total (losses) gains included in earnings:
Interest income (1)	(9,479)	—	—	—	—
Interest expense (1)	—	(18,018)	—	—	(724)
Change in fair value	79,857	(85,230)	1	(3,013)	2,442
Change in instrument specific credit risk	—	—	—	—	(2,205)	(2)
Total gains (losses) included in earnings	70,378	(103,248)	1	(3,013)	(487)
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	213	—	—
Settlements	(312,130)	342,581	—	—	—
Fair value, June 30, 2021	$1,858,423	$(1,847,224)	$553	$4,262	$(44,900)
Unrealized (losses) gains still held (3)	$(186,507)	$2,397,426	$553	$4,262	$17,100

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $4.3 million for the six months ended June 30, 2021. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive loss is primarily from contractual interest on the securitized mortgage collateral and borrowings.
(2)	Amount represents the change in instrument specific credit risk in other comprehensive loss in the consolidated statements of operations and comprehensive loss.
(3)	Represents the amount of unrealized (losses) gains relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at June 30, 2021.

	Level 3 Recurring Fair Value Measurements
	For the Six Months Ended June 30, 2020

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, December 31, 2019	$2,628,064	$(2,619,210)	$41,470	$7,791	$(45,434)
Total (losses) gains included in earnings:
Interest income (1)	2,108	—	—	—	—
Interest expense (1)	—	(33,931)	—	—	(318)
Change in fair value	(174,419)	168,007	(21,942)	(5,992)	4,828
Change in instrument specific credit risk	—	—	—	—	(887)	(2)
Total (losses) gains included in earnings	(172,311)	134,076	(21,942)	(5,992)	3,623
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	1,753	—	—
Settlements	(230,331)	271,271	(21,002)	—	—
Fair value, June 30, 2020	$2,225,422	$(2,213,863)	$279	$1,799	$(41,811)
Unrealized (losses) gains still held (3)	$(374,731)	$2,620,691	$279	$1,799	$20,189

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $4.4 million for the six months ended June 30, 2020. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive loss is primarily from contractual interest on the securitized mortgage collateral and borrowings.
(2)	Amount represents the change in instrument specific credit risk in other comprehensive loss in the consolidated statements of operations.
(3)	Represents the amount of unrealized (losses) gains relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at June 30, 2020

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and nonrecurring basis at June 30, 2021:

	Estimated	Valuation	Unobservable	Range of	Weighted
Financial Instrument	Fair Value	Technique	Input	Inputs	Average
Assets and liabilities backed by real estate
Securitized mortgage collateral, and	$1,858,423	Discounted Cash Flow	Prepayment rates	2.0 - 37.5%	11.0%
Securitized mortgage borrowings	(1,847,224)		Default rates	0.1 - 24.1%	2.8%
			Loss severities	0.01 - 97.7%	65.4%
			Discount rates	1.4 - 25.0%	2.9%
Other assets and liabilities
Mortgage servicing rights	$553	Discounted Cash Flow	Discount rates	12.5 - 15.0%	12.8%
			Prepayment rates	8.2 - 23.6%	10.7%
Derivative assets - IRLCs, net	4,262	Market pricing	Pull-through rates	50.0 - 98.0%	80.0%
Long-term debt	(44,900)	Discounted Cash Flow	Discount rates	8.8%	8.8%

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

The following tables present the changes in recurring fair value measurements included in net loss for the three months ended June 30, 2021 and 2020:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	For the Three Months Ended June 30, 2021
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Revenue	Gain (Loss) on Sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$(4,722)	$—	$(2,550)		$—	$—	$—	$(7,272)
Securitized mortgage borrowings	—	(8,909)	722		—	—	—	(8,187)
Long-term debt	—	(418)	—		1,417	—	—	999
Mortgage servicing rights (2)	—	—	—		—	(37)	—	(37)
Mortgage loans held-for-sale	—	—	—		—	—	271	271
Derivative assets — IRLCs	—	—	—		—	—	(816)	(816)
Derivative liabilities — Hedging Instruments	—	—	—		—	—	(2,064)	(2,064)
Total	$(4,722)	$(9,327)	$(1,828)	(3)	$1,417	$(37)	$(2,609)	$(17,106)
(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in (loss) gain on MSRs, net in the consolidated statements of operations and comprehensive loss.
(3)	For the three months ended June 30, 2021, change in the fair value of net trust assets, excluding REO was $1.8 million.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	For the Three Months Ended June 30, 2020
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Revenue	Gain (Loss) on Sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$6,915	$—	$74,961		$—	$—	$—	$81,876
Securitized mortgage borrowings	—	(24,005)	(77,277)		—	—	—	(101,282)
Long-term debt	—	(157)	—		(4,208)	—	—	(4,365)
Mortgage servicing rights (2)	—	—	—		—	(3,111)	—	(3,111)
Mortgage loans held-for-sale	—	—	—		—	—	22,291	22,291
Derivative assets — IRLCs	—	—	—		—	—	936	936
Derivative liabilities — Hedging Instruments	—	—	—		—	—	—	—
Total	$6,915	$(24,162)	$(2,316)	(3)	$(4,208)	$(3,111)	$23,227	$(3,655)
(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in (loss) gain on MSRs, net in the consolidated statements of operations and comprehensive loss.
(3)	For the three months ended June 30, 2020, change in the fair value of net trust assets, excluding REO was $2.3 million.

The following tables present the changes in recurring fair value measurements included in net loss for the six months ended June 30, 2021 and 2020:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	For the Six Months Ended June 30, 2021
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Income	Gain on Sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$(9,479)	$—	$79,857		$—	$—	$—	$70,378
Securitized mortgage borrowings	—	(18,018)	(85,230)		—	—	—	(103,248)
Long-term debt	—	(724)	—		2,442	—	—	1,718
Mortgage servicing rights (2)	—	—	—		—	1	—	1
Mortgage loans held-for-sale	—	—	—		—	—	(597)	(597)
Derivative assets — IRLCs	—	—	—		—	—	(3,013)	(3,013)
Derivative liabilities — Hedging Instruments	—	—	—		—	—	(82)	(82)
Total	$(9,479)	$(18,742)	$(5,373)	(3)	$2,442	$1	$(3,692)	$(34,843)
(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in (loss) gain on MSRs, net in the consolidated statements of operations and comprehensive loss.
(3)	For the six months ended June 30, 2021,change in the fair value of net trust assets, excluding REO was $5.4 million.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	For the Six Months Ended June 30, 2020
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Income	Gain on Sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$2,108	$—	$(174,419)		$—	$—	$—	$(172,311)
Securitized mortgage borrowings	—	(33,931)	168,007		—	—	—	134,076
Long-term debt	—	(318)	—		4,828	—	—	4,510
Mortgage servicing rights (2)	—	—	—		—	(21,942)	—	(21,942)
Mortgage loans held-for-sale	—	—	—		—	—	(23,202)	(23,202)
Derivative assets — IRLCs	—	—	—		—	—	(5,992)	(5,992)
Derivative liabilities — Hedging Instruments	—	—	—		—	—	651	651
Total	$2,108	$(34,249)	$(6,412)	(3)	$4,828	$(21,942)	$(28,543)	$(84,210)
(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in (loss) gain on MSRs, net in the consolidated statements of operations and comprehensive loss.
(3)	For the six months ended June 30, 2020, change in the fair value of net trust assets, excluding REO was $6.4 million.

 The following is a description of the measurement techniques for items recorded at estimated fair value on a recurring basis.

Mortgage servicing rights—The Company elected to carry its MSRs arising from its mortgage loan origination operations at estimated fair value. The fair value of MSRs is based upon a discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. MSRs are considered a Level 3 measurement at June 30, 2021 and December 31, 2020.

Mortgage loans held-for-sale—The Company elected to carry its mortgage LHFS originated or acquired at estimated fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage LHFS as a Level 2 measurement at June 30, 2021 and December 31, 2020.

Securitized mortgage collateral—The Company elected to carry its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows with observable market participant assumptions, where available. The Company’s assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of June 30, 2021, securitized mortgage collateral had UPB of $2.0 billion, compared to an estimated fair value on the Company’s balance sheet of $1.8 billion. The aggregate UPB exceeded the fair value by $0.2 billion at June 30, 2021. As of June 30, 2021, the UPB of loans 90 days or more past due was $0.4 billion compared to an estimated fair value of $0.1 billion. The aggregate UPB of loans 90 days or more past due exceeded the fair value by $0.3 billion at June 30, 2021. Securitized mortgage collateral is considered a Level 3 measurement at June 30, 2021 and December 31, 2020.

Securitized mortgage borrowings—The Company elected to carry its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include the Company’s judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of June 30, 2021, securitized mortgage borrowings had an outstanding principal balance of $2.0 billion, net of $2.2 billion in bond losses, compared to an estimated fair value of $1.8 billion. The aggregate outstanding principal balance exceeded the fair value by $0.2 billion at June 30, 2021. Securitized mortgage borrowings are considered a Level 3 measurement at June 30, 2021 and December 31, 2020.

Long-term debt—The Company elected to carry its junior subordinated notes at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company’s own credit risk, including previous settlements with trust preferred debt holders and discounted cash flow analysis. As of June 30, 2021, long-term debt had UPB of $62.0 million compared to an estimated fair value of $44.9 million. The aggregate UPB exceeded the fair value by $17.1 million at June 30, 2021. The long-term debt is considered a Level 3 measurement at June 30, 2021 and December 31, 2020.

Derivative assets and liabilities, lending—The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. The derivatives include IRLCs with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. The derivatives also include hedging instruments (typically to-be-announced mortgage-backed securities (TBA MBS) and forward loan commitments) used to hedge the fair value changes associated with changes in interest rates relating to its mortgage lending originations. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated Pull-through Rate. The anticipated Pull-through Rate is an unobservable input based on historical experience, which results in classification of IRLCs as a Level 3 measurement at June 30, 2021 and December 31, 2020.

The fair value of the Hedging Instruments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, the Hedging Instruments are classified as a Level 2 measurement at June 30, 2021 and December 31, 2020.

The following table includes information for the derivative assets and liabilities related to lending for the periods presented:

			Total Gains (Losses)		Total Gains (Losses)
	Notional Amount		For the Three Months Ended		For the Six Months Ended
	June 30,	December 31,	June 30,		June 30,
	2021	2020	2021	2020	2021	2020
Derivative – IRLC's (1)	$344,887	$450,913	$(816)	$936	$(3,013)	$(5,992)
Derivative – TBA MBS (2)	238,000	45,000	(2,379)	(113)	2,832	(10,384)
Derivative – Forward delivery loan commitment (3)	—	20,000	—	—	—	—
(1)	Amounts included in gain (loss) on sale of loans, net within the accompanying consolidated statements of operations and comprehensive loss.
(2)	Amounts included in gain (loss) on sale of loans, net and (loss) gain on mortgage servicing rights, net within the accompanying consolidated statements of operations and comprehensive loss.
(3)	As of December 31, 2020, $20.0 million of forward loan commitments remained unallocated and recorded at fair value in the accompanying consolidated balance sheets.

Nonrecurring Fair Value Measurements

The Company is required to measure certain assets and liabilities at estimated fair value from time to time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10.

The following tables present financial and non-financial assets measured using nonrecurring fair value measurements at June 30, 2021 and 2020, respectively:

	Nonrecurring Fair Value Measurements			Total Gains (Losses) (1)	Total Gains (Losses) (1)
	June 30, 2021			For the Three Months Ended	For the Six Months Ended
	Level 1	Level 2	Level 3	June 30, 2021	June 30, 2021
REO (2)	$—	$4,251	$—	$(313)	$1,559

(1)	Total gains (losses) reflect gains (losses) from all nonrecurring measurements during the period.
(2)	For the three and six months ended June 30, 2021, the Company recorded $(313) thousand and $1.6 million, respectively, in (losses) gains related to changes in NRV of properties. Losses represent impairment of the NRV attributable to an increase in state specific loss severities on properties held during the period which resulted in a decrease to NRV. Gains represent recovery of the NRV attributable to an improvement in state specific loss severities on properties held during the period which resulted in an increase to NRV.

	Nonrecurring Fair Value Measurements			Total Gains (Losses) (1)	Total Gains (Losses) (1)
	June 30, 2020			For the Three Months Ended	For the Six Months Ended
	Level 1	Level 2	Level 3	June 30, 2020	June 30, 2020
REO (2)	$—	$4,392	$—	$1,452	$3,165
ROU asset impairment	—	—	15,012	—	(393)
(1)	Total gains (losses) reflect gains (losses) from all nonrecurring measurements during the period.
(2)	For the three and six months ended June 30, 2020, the Company recorded $1.5 million and $3.2 million, respectively, in gains, which represent recovery of the NRV attributable to an improvement in state specific loss severities on properties held during the period which resulted in an increase to NRV.

Real estate owned—REO consists of residential real estate (within securitized mortgage trust assets) acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any.

Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. REO balance representing REOs which have been impaired subsequent to foreclosure are subject to nonrecurring fair value measurement and are included in the nonrecurring fair value measurements tables. Fair values of REO are generally based on observable market inputs, and are considered Level 2 measurements at June 30, 2021 and December 31, 2020.

ROU asset—The Company performs reviews of its ROU assets for impairment when evidence exists that the carrying value of an asset may not be recoverable. During the first quarter of 2020, the Company recorded a $393 thousand ROU asset impairment charge related to the consolidation of one floor of our corporate office. The impairment charge is included in general, administrative and other expense in the consolidated statements of operations and comprehensive loss.  ROU asset was considered a Level 3 fair value measurement at June 30, 2021 and December 31, 2020.

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

For the quarter ended June 30, 2021, the Company recorded income tax expense of approximately $62 thousand, which was the result of applying 1) the calculated annual effective tax rate (ETR) against the year to date net loss, and 2) the discrete method in jurisdictions where the Company meets an exception to using ETR. Income tax expense for the six months ended June 30, 2021 was primarily driven by state income taxes from states where the Company does not have net operating loss (NOL) carryforwards. The net deferred tax assets (DTA) were fully valued at June 30, 2021, consistent with December 31, 2020.  Tax expense for the three and six months ended June 30, 2020, is primarily the result of state income taxes from states where the Company does not have NOL carryforwards or state minimum taxes.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator for basic loss per share:
Net loss	$(8,864)	$(22,829)	$(9,547)	$(87,560)

Numerator for diluted loss per share:
Net loss	$(8,864)	$(22,829)	$(9,547)	$(87,560)
Interest expense attributable to convertible notes (1)	—	—	—	—
Net loss plus interest expense attributable to convertible notes	$(8,864)	$(22,829)	$(9,547)	$(87,560)

Denominator for basic loss per share (2):
Basic weighted average common shares outstanding during the year	21,344	21,230	21,319	21,229

Denominator for diluted loss per share (2):
Basic weighted average common shares outstanding during the year	21,344	21,230	21,319	21,229
Net effect of dilutive convertible notes and warrants (1)	—	—	—	—
Net effect of dilutive stock options, DSU’s, RSA's and RSU's (1)	—	—	—	—
Diluted weighted average common shares	21,344	21,230	21,319	21,229
Net loss per common share:
Basic	$(0.42)	$(1.08)	$(0.45)	$(4.12)
Diluted	$(0.42)	$(1.08)	$(0.45)	$(4.12)
(1)	Adjustments to diluted loss per share for the Notes for the three and six months ended June 30, 2021 and 2020 were excluded from the calculation, as they were anti-dilutive.
(2)	Number of shares presented in thousands.

At June 30, 2021 and 2020, there were 1.0 million and 1.0 million shares, respectively, of stock options, RSU’s and DSU’s outstanding in the aggregate.  For the three and six months ended June 30, 2021 and 2020, there were 930 thousand and 1.2 million shares, respectively, attributable to the Notes that were anti-dilutive.  Additionally, for the three and six months ended June 30, 2021, there were 213 thousand warrants that were anti-dilutive.

In addition to the potential dilutive effects of stock options, RSA’s, RSU’s, DSU’s, warrants and Notes listed above, see Note 12.—Equity and Share Based Payments, Redeemable Preferred Stock, for a description of cumulative undeclared dividends in arrears.

Common and preferred dividends are included in the reconciliation of earnings per share.  Cumulative preferred dividends, whether or not declared, are reflected in basic and diluted earnings per share in accordance with AC 260-10-45-11, despite not being accrued for on the consolidated balance sheets.

Note 10.—Segment Reporting

The Company has three primary reporting segments which include mortgage lending, real estate services and long-term mortgage portfolio. Unallocated corporate and other administrative costs, including the costs associated with being a public company, are presented in Corporate and other.

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Three Months Ended June 30, 2021:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$10,693	$—	$—	$—	$10,693
Servicing expenses, net	(150)	—	—	—	(150)
Loss on mortgage servicing rights, net	(37)	—	—	—	(37)
Real estate services fees, net	—	478	—	—	478
Other revenue (expense)	—	—	42	(46)	(4)
Other operating expense	(15,288)	(356)	(135)	(3,837)	(19,616)
Other (expense) income	(16)	—	314	(464)	(166)
Net (loss) earnings before income tax expense	$(4,798)	$122	$221	$(4,347)	(8,802)
Income tax expense					62
Net loss					$(8,864)

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Three Months Ended June 30, 2020:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$1,451	$—	$—	$—	$1,451
Servicing fees, net	1,352	—	—	—	1,352
Loss on mortgage servicing rights, net	(8,443)	—	—	—	(8,443)
Real estate services fees, net	—	293	—	—	293
Other revenue	—	—	30	1,259	1,289
Other operating expense	(8,364)	(356)	(179)	(5,566)	(14,465)
Other income (expense)	287	—	(3,983)	(595)	(4,291)
Net loss before income tax expense	$(13,717)	$(63)	$(4,132)	$(4,902)	$(22,814)
Income tax expense					15
Net loss					$(22,829)

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Six Months Ended June 30, 2021:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$30,824	$—	$—	$—	$30,824
Servicing expense, net	(269)	—	—	—	(269)
Gain on mortgage servicing rights, net	1	—	—	—	1
Real estate services fees, net	—	688	—	—	688
Other revenue	23	—	69	228	320
Other operating expense	(31,516)	(725)	(256)	(8,417)	(40,914)
Other (expense) income	(199)	—	969	(924)	(154)
Net (loss) earnings before income tax expense	$(1,136)	$(37)	$782	$(9,113)	(9,504)
Income tax expense					43
Net loss					$(9,547)

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Six Months Ended June 30, 2020:	Lending	Services	Portfolio	and other	Consolidated
Loss on sale of loans, net	$(26,712)	$—	$—	$—	$(26,712)
Servicing fees, net	3,859	—	—	—	3,859
Loss on mortgage servicing rights, net	(26,753)	—	—	—	(26,753)
Real estate services fees, net	—	687	—	—	687
Other revenue	—	—	72	1,280	1,352
Other operating expense	(33,307)	(717)	(350)	(10,858)	(45,232)
Other income (expense)	2,387	—	3,957	(1,054)	5,290
Net (loss) earnings before income tax expense	$(80,526)	$(30)	$3,679	$(10,632)	$(87,509)
Income tax expense					51
Net loss					$(87,560)

	Mortgage	Real Estate	Long-term	Corporate
Balance Sheet Items as of:	Lending	Services	Portfolio	and other	Consolidated
Total Assets at June 30, 2021 (1)	$217,546	$503	$1,862,639	$29,663	$2,110,351
Total Assets at December 31, 2020 (1)	$233,841	$503	$2,103,399	$31,563	$2,369,306
(1)	All segment asset balances exclude intercompany balances.

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

The legal matter updates summarized below are ongoing and may have an effect on the Company’s business and future financial condition and results of operations:

On December 7, 2011, a purported class action was filed in the Circuit Court of Baltimore City entitled Timm v. Impac Mortgage Holdings, Inc., et al. alleging on behalf of holders of the Company’s 9.375% Series B Cumulative Redeemable Preferred Stock (Preferred B) and 9.125% Series C Cumulative Redeemable Preferred Stock (Preferred C)

who did not tender their stock in connection with the Company’s 2009 completion of its Offer to Purchase and Consent Solicitation that the Company failed to achieve the required consent of the Preferred B and C holders, the consents to amend the Preferred stock were not effective because they were given on unissued stock (after redemption), the Company tied the tender offer with a consent requirement that constituted an improper “vote buying” scheme, and that the tender offer was a breach of a fiduciary duty. The action seeks the payment of two quarterly dividends for the Preferred B and C holders, the unwinding of the consents and reinstatement of the cumulative dividend on the Preferred B and C stock, and the election of two directors by the Preferred B and C holders. The action also seeks punitive damages and legal expenses. On July 16, 2018, the Circuit Court entered a Judgement Order whereby it (1) declared and entered judgment in favor of all defendants on all claims related to the Preferred C holders and all claims against all individual defendants thereby affirming the validity of the 2009 amendments to the Preferred C Articles Supplementary; (2) declared its interpretation of the voting provision language in the Preferred B Articles Supplementary to mean that consent of two-thirds of the Preferred B stockholders was required to approve the 2009 amendments to the Preferred B Articles Supplementary, which consent was not obtained, thus rendering the amendments invalid and leaving the 2004 Preferred B Articles Supplementary in effect; (3) ordered the Company to hold a special election within sixty days for the Preferred B stockholders to elect two directors to the Board of Directors pursuant to the 2004 Preferred B Articles Supplementary (which Directors will remain on the Company’s Board of Directors until such time as all accumulated dividends on the Preferred B have been paid or set aside for payment); and (4) declared that the Company is required to pay three quarters of dividends on the Preferred B stock under the 2004 Preferred B Articles Supplementary (approximately, $1.2 million, but did not order the Company to make any payment at this time). The Circuit Court declined to certify any class pending the outcome of appeals and certified its Judgment Order for immediate appeal. On October 2, 2019, the Court of Special Appeals held oral argument for all appeals in the matter. On February 5, 2020, the Court of Special Appeals requested that the parties provide a supplemental memorandum explaining the appealability of the original Circuit Court opinion which the Company responded to on February 21, 2020. On April 1, 2020, the Court of Special Appeals issued an opinion affirming the judgment in favor of plaintiffs on the Series B voting rights arguing that the voting rights provision was not ambiguous.  In response, the Company filed a petition for a writ of certiorari to the Maryland Court of Appeals appealing the Court of Special Appeals opinion. The Maryland Court of Appeals granted the writ of certiorari on July 13, 2020, agreeing to hear the Company’s appeal. All parties submitted their briefs and oral argument was held on December 4, 2020. On July 15, 2021, the Maryland Court of Appeals affirmed the decision of the Circuit Court (and the Court of Special Appeals) in granting summary judgment in favor of the plaintiffs on the Preferred B voting rights and, although the Court of Appeals found the voting rights provision to be ambiguous, it concluded that the extrinsic evidence presented to the Circuit Court, which it found to be undisputed, supported the plaintiffs’ interpretation that the voting rights provision required separate voting by the Preferred B stockholders to amend the Preferred B Articles Supplementary. Accordingly, the 2009 amendments to the Preferred B Articles Supplementary were not validly adopted and the 2004 Preferred Articles Supplementary remain in effect.  In addition, once the Circuit Court lifts its stay, the Company will be required to pay the three quarters of dividends on the Preferred B stock under the 2004 Preferred B Articles Supplementary (approximately $1.2 million, which had been previously accrued for), and the Preferred B stockholders shall be entitled to call a special meeting for the election of two additional directors.

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

On September 18, 2018, a purported class action was filed in the Superior Court of California, Orange County, entitled McNair v. Impac Mortgage Corp. dba CashCall Mortgage. The plaintiff contends the defendant did not pay the plaintiff and purported class members overtime compensation, provide required meal and rest breaks, or provide accurate wage statements. The action seeks damages, restitution, penalties, interest, attorney’s fees, and all other appropriate injunctive, declaratory, and equitable relief. On March 8, 2019, a First Amended Complaint was filed, which added a claim alleging PAGA violations. On March 12, 2019, the parties filed a stipulation with the court stating (1) the plaintiff’s individual claims should be arbitrated pursuant to the parties’ arbitration agreement, (2) the class claims should be struck from the First Amended Complaint, and (3) the plaintiff will proceed solely with regard to her PAGA claims. This case was consolidated with the Batres v. Impac Mortgage Corp. dba CashCall Mortgage case discussed below with a rescheduled trial date of January 18, 2022.

On December 27, 2018, a purported class action was filed in the Superior Court of California, Orange County, entitled Batres v. Impac Mortgage Corp. dba CashCall Mortgage. The plaintiff contends the defendant did not pay the plaintiff and purported class members overtime compensation, provide required meal and rest breaks, or provide accurate wage statements. The action seeks damages, restitution, penalties, interest, attorney’s fees, and all other appropriate injunctive, declaratory, and equitable relief.  On March 14, 2019, the plaintiff filed an amended complaint alleging only PAGA violations and seeking penalties, attorneys’ fees, and such other appropriate relief.  This case was consolidated with the McNair v. Impac Mortgage Corp. dba CashCall Mortgage discussed above with a rescheduled trial date of January 18, 2022.

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

The following table summarizes the repurchase reserve activity, within other liabilities on the consolidated balance sheets, related to previously sold loans for the six months ended June 30, 2021 and year ended December 31, 2020:

	June 30,	December 31,
	2021	2020
Beginning balance	$7,054	$8,969
(Reversal of) provision for repurchases (1)	(212)	5,227
Settlements	(1,563)	(7,142)
Total repurchase reserve	$5,279	$7,054

(1)	The (reversal of) provision for repurchases is included in gain (loss) on sale of loans, net in the accompanying consolidated statements of operations and comprehensive loss.

Corporate-owned Life Insurance Trusts

During the first quarter of 2020, there was a triggering event that caused the Company to reevaluate the consolidation of certain corporate-owned life insurance trusts. As a result, the Company has consolidated life insurance trusts for three former executive officers. The corporate-owned life insurance contracts are recorded at cash surrender value, which is provided by a third party and held within trusts.  At June 30, 2021, the cash surrender value of the policies was $10.9 million and were recorded within other assets on the consolidated balance sheets.  At June 30, 2021, the liability associated with the corporate-owned life insurance trusts was $12.8 million.

	At June 30, 2021
Corporate-owned life insurance trusts:	Trust #1	Trust #2	Trust #3	Total
Corporate-owned life insurance cash surrender value	$5,015	$3,859	$2,009	$10,883
Corporate-owned life insurance liability	5,907	4,631	2,256	12,794
Corporate-owned life insurance shortfall (1)	$(892)	$(772)	$(247)	$(1,911)
(1)	$1.3 million of the total shortfall was recorded as a change in retained deficit at the time of the consolidation of the trusts. The additional shortfall was recognized in the accompanying consolidated statements of operations and comprehensive loss.

Commitments to Extend Credit

The Company enters into IRLCs with prospective borrowers whereby the Company commits to lend a certain loan amount under specific terms and interest rates to the borrower. These loan commitments are treated as derivatives and are carried at fair value. See Note 7. — Fair Value of Financial Instruments for more information.

Note 12.—Equity and Share Based Payments

Redeemable Preferred Stock

As discussed within Note 11.—Commitments and Contingencies, on July 15, 2021, the Maryland Court of Appeals affirmed the decision of the Circuit Court (and the Court of Special Appeals) in granting summary judgment in favor of the plaintiffs on the Preferred B voting rights and, although the Court of Appeals found the voting rights provision to be ambiguous, it concluded that the extrinsic evidence presented to the Circuit Court, which it found to be undisputed, supported the plaintiffs’ interpretation that the voting rights provision required separate voting by the Preferred B stockholders to amend the Preferred B Articles Supplementary. Accordingly, the 2009 amendments to the Preferred B Articles Supplementary were not validly adopted and the 2004 Preferred Articles Supplementary remain in effect.

At June 30, 2021, the Company had $70.1 million in outstanding liquidation preference of Series B and Series C Preferred Stock, inclusive of cumulative undeclared dividends in arrears. The holders of each series of Preferred Stock, which are non-voting and redeemable at the option of the Company, retain the right to a $25.00 per share liquidation preference in the event of a liquidation of the Company and the right to receive dividends on the Preferred Stock if any such dividends are declared.

As a result, as of June 30, 2021, the Company has cumulative undeclared dividends in arrears of approximately $18.3 million, or approximately $27.54 per outstanding share of Preferred B, thereby increasing the liquidation value to approximately $52.54 per share. Additionally, every quarter the cumulative undeclared dividends in arrears will increase by $0.5859 per Preferred B share, or approximately $390 thousand. The liquidation preference, inclusive of Preferred B cumulative undeclared dividends in arrears, is only payable upon voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs. In addition, once the Circuit Court lifts its stay, the Preferred B stock will return to being cumulative, the Company will be required to pay the three quarters of dividends on the Preferred B stock under the

2004 Preferred B Articles Supplementary (approximately $1.2 million, which had been previously accrued for), and the Preferred B stockholders shall be entitled to call a special meeting for the election of two additional directors.

Common and preferred dividends are included in the reconciliation of earnings per share.  Cumulative preferred dividends, whether or not declared, are reflected in basic and diluted earnings per share in accordance with AC 260-10-45-11, despite not being accrued for on the consolidated balance sheets.

Share Based Payments

The following table summarizes activity, pricing and other information for the Company’s stock options for the six months ended June 30, 2021:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at the beginning of the year	524,357	$8.58
Options granted	85,154	3.29
Options exercised	—	—
Options forfeited/cancelled	(25,614)	9.16
Options outstanding at the end of the period	583,897	7.79
Options exercisable at the end of the period	404,695	$9.63

As of June 30, 2021, there was approximately $218 thousand of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 1.5 years.

The following table summarizes activity, pricing and other information for the Company’s RSU’s for the six months ended June 30, 2021:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
RSU’s outstanding at beginning of the year	267,221	$5.04
RSU’s granted	245,332	3.29
RSU’s issued	(94,493)	4.78
RSU’s forfeited/cancelled	(7,225)	3.29
RSU’s outstanding at end of the period	410,835	$4.09

As of June 30, 2021, there was approximately $1.4 million of total unrecognized compensation cost related to the RSU compensation arrangements granted under the plan. That cost is expected to be recognized over the remaining weighted average period of 2.1 years.

The following table summarizes activity, pricing and other information for the Company’s DSU’s for the six months ended June 30, 2021:

Weighted-
Average
	Number of	Grant Date
	Shares	Fair Value
DSU’s outstanding at the beginning of the year	54,500	$6.61
DSU’s granted	—	—
DSU’s issued	—	—
DSU’s forfeited/cancelled	—	—
DSU’s outstanding at the end of the period	54,500	$6.61

As of June 30, 2021, there was approximately $25 thousand of total unrecognized compensation cost related to the DSU compensation arrangements granted under the plan. That cost is expected to be recognized over the remaining weighted average period of 0.7 years.

Note 13.—Subsequent Events

In July 2021, the Company entered into a new warehouse facility with $25.0 million of maximum borrowing capacity.

On July 15, 2021, the Maryland Court of Appeals affirmed the decision of the Circuit Court (and the Court of Special Appeals) in granting summary judgment in favor of the plaintiffs on the Preferred B voting rights and, although the Court of Appeals found the voting rights provision to be ambiguous, it concluded that the extrinsic evidence presented to the Circuit Court, which it found to be undisputed, supported the plaintiffs’ interpretation that the voting rights provision required separate voting by the Preferred B stockholders to amend the Preferred B Articles Supplementary. Accordingly, the 2009 amendments to the Preferred B Articles Supplementary were not validly adopted and the 2004 Preferred Articles Supplementary remain in effect. For further detail see Note 11.—Commitments and Contingencies.

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

Selected Financial Results

	For the Three Months Ended			For the Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(in thousands, except per share data)	2021	2021	2020	2021	2020
Revenues:
Gain (loss) on sale of loans, net	$10,693	$20,131	$1,451	$30,824	$(26,712)
Servicing (expense) fees, net	(150)	(119)	1,352	(269)	3,859
(Loss) gain on mortgage servicing rights, net	(37)	38	(8,443)	1	(26,753)
Real estate services fees, net	478	210	293	688	687
Other	(4)	324	1,289	320	1,352
Total revenues (losses)	10,980	20,584	(4,058)	31,564	(47,567)
Expenses:
Personnel expense	11,964	14,924	7,774	26,888	28,439
Business promotion	1,770	1,193	74	2,963	3,203
General, administrative and other	5,882	5,181	6,617	11,063	13,590
Total expenses	19,616	21,298	14,465	40,914	45,232
Operating loss:	(8,636)	(714)	(18,523)	(9,350)	(92,799)
Other (expense) income:
Net interest income	558	660	781	1,218	3,709
Change in fair value of long-term debt	1,417	1,025	(4,208)	2,442	4,828
Change in fair value of net trust assets	(2,141)	(1,673)	(864)	(3,814)	(3,247)
Total other (expense) income	(166)	12	(4,291)	(154)	5,290
Loss before income taxes	(8,802)	(702)	(22,814)	(9,504)	(87,509)
Income tax expense (benefit)	62	(19)	15	43	51
Net loss	$(8,864)	$(683)	$(22,829)	$(9,547)	$(87,560)
Other comprehensive loss:
Change in fair value of instrument specific credit risk	(538)	(1,667)	2,186	(2,205)	(887)
Total comprehensive loss	$(9,402)	$(2,350)	$(20,643)	$(11,752)	$(88,447)

Diluted weighted average common shares	21,344	21,294	21,230	21,319	21,229
Diluted loss per share	$(0.42)	$(0.03)	$(1.08)	$(0.45)	$(4.12)

Status of Operations

Key Metrics – Second quarter 2021

●	At June 30, 2021, unrestricted cash was $50.2 million as compared to $54.2 million at December 31, 2020.
●	For the three months ended June 30, 2021, total originations were $611.5 million as compared to $849.9 million for the three months ended March 31, 2021 and $2.1 million for the three months ended June 30, 2020.

●	For the three months ended June 30, 2021, non-qualified mortgage (NonQM) origination volumes were $100.6 million as compared to $14.7 million for the three months ended March 31, 2021 and $0.2 million for the three months ended June 30, 2020.

●	Net loss of $8.9 million for the three months ended June 30, 2021 as compared to net loss of $683 thousand for the three months ended March 31, 2021 and net loss of $22.8 million for the three months ended June 30, 2020.

●	Gain on sale of loans, net was $10.7 million for the three months ended June 30, 2021 as compared to $20.1 million for the three months ended March 31, 2021 and $1.5 million for the three months ended June 30, 2020.
●	Operating expenses (personnel, business promotion and general, administrative and other) for the three months ended June 30, 2021 decreased to $19.6 million from $21.3 million for the three months ended March 31, 2021 and decreased from $14.5 million for the three months ended June 30, 2020.

For the three months ended June 30, 2021, we reported net loss of $8.9 million, or $0.42 per diluted common share, as compared to net loss of $22.8 million, or $1.08 per diluted common share, for the three months ended June 30, 2020.  For the three months ended June 30, 2021, core loss before tax (as defined below in Non-GAAP Financial Measures) was $6.9 million, or $0.32 per diluted common share, as compared to core loss before tax of $10.4 million, or $0.49 per diluted common share, for the three months ended June 30, 2020.

For the six months ended June 30, 2021, we reported net loss of $9.5 million, or $0.45 per diluted common share, as compared to net loss of $87.6 million, or $4.12 per diluted common share, for the six months ended June 30, 2020.  For the six months ended June 30, 2021, core loss before tax (as defined below in Non-GAAP Financial Measures) was $7.2 million, or $0.34 per diluted common share, as compared to core loss before tax of $66.4 million, or $3.13 per diluted common share, for the six months ended June 30, 2020.

Net loss for the three months ended June 30, 2021 decreased to $8.9 million as compared to $22.8 million for the three months ended June 30, 2020.  The quarter over quarter decrease in net loss was the result of a number of factors including: the previously disclosed pause in lending as a result of the global pandemic during 2020, which resulted in the Company booking a substantial loss in the first and second quarters of 2020; the remarking of the NQM position as well as mark-to-market decreases in fair value of our MSRs; and the significant decline in interest rates.  Consequently, gain on sale of loans, net increased $9.2 million to $10.7 million for the three months ended June 30, 2021 as compared to a gain of $1.5 million during the same period in 2020.

The quarter over quarter reduction in net loss was also a result of a reduction in other expense offset by an increase in operating expenses.  During the three months ended June 30, 2021, other expense decreased primarily due to fair value losses on our long-term debt in the second quarter of 2020, as a result of the substantial decrease in forward LIBOR as well as a decrease in net interest spread as a result of the decline interest rates.  Additionally, for the three months ended June 30, 2021, operating expenses (personnel, business promotion and general, administrative and other) increased to $19.6 million from $14.5 million for the same period in 2020, as a result of an increase personnel and business promotion expense due to an increase in originations during the second quarter of 2021 as compared to the second quarter of 2020.  Operating expenses were lower during the second quarter of 2020 due to the temporary pause in lending, which resulted in the furlough of certain employees and subsequent reduction in headcount.

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (GAAP), we use the following non-GAAP financial measures: core loss before tax and diluted core loss per share before tax.  Core loss and diluted core loss per share are financial measurements calculated by adjusting GAAP earnings before tax to exclude certain non-cash items, such as fair value adjustments and mark-to-market of mortgage servicing rights (MSRs), and legacy non-recurring expenses.  The fair value adjustments are non-cash items which management believes should be excluded when discussing our ongoing and future operations.  We use core loss as we believe that it more accurately reflects our current business operations of mortgage originations and further aids our investors in understanding and analyzing our core operating results and comparing them among periods. These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for net loss before income taxes, net loss or diluted loss per share (EPS) prepared in accordance with GAAP.  The tables below provide a reconciliation of net loss before tax and diluted loss per share to non-GAAP core loss before tax and per share non-GAAP core loss before tax:

	For the Three Months Ended			For the Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(in thousands, except per share data)	2021	2021	2020	2021	2020
Net loss before tax:	$(8,802)	$(702)	$(22,814)	$(9,504)	$(87,509)

Change in fair value of mortgage servicing rights	11	(50)	7,200	(39)	22,494
Change in fair value of long-term debt	(1,417)	(1,025)	4,208	(2,442)	(4,828)
Change in fair value of net trust assets, including trust REO gains	2,141	1,673	864	3,814	3,247
Legal settlements and professional fees, for legacy matters (1)	1,000	—	—	1,000	—
Legacy corporate-owned life insurance (2)	160	(158)	176	2	176
Core loss before tax	$(6,907)	$(262)	$(10,366)	$(7,169)	$(66,420)

Diluted weighted average common shares	21,344	21,294	21,230	21,319	21,229
Diluted core loss per common share before tax	$(0.32)	$(0.01)	$(0.49)	$(0.34)	$(3.13)

Diluted loss per common share	$(0.42)	$(0.03)	$(1.08)	$(0.45)	$(4.12)
Adjustments:
Change in fair value of mortgage servicing rights	—	—	0.34	—	1.06
Change in fair value of long-term debt	(0.07)	(0.05)	0.20	(0.11)	(0.23)
Change in fair value of net trust assets, including trust REO gains	0.11	0.08	0.04	0.17	0.15
Legal settlements and professional fees, for legacy matters	0.05	—	—	0.05	—
Legacy corporate-owned life insurance	0.01	(0.01)	0.01	—	0.01
Diluted core loss per common share before tax	$(0.32)	$(0.01)	$(0.49)	$(0.34)	$(3.13)
(1)	Included in general, administrative and other expense in the accompanying consolidated statements of operations and comprehensive loss.
(2)	Amounts included in other revenues, general, administrative and other expense and net interest income for amounts associated with the cash surrender value of corporate-owned life insurance trusts, premiums associated with the corporate-owned life insurance trusts liabilities, and interest expense on the corporate-owned life insurance trusts, respectively, in the accompanying consolidated statements of operations and comprehensive loss.

Originations by Channel:

	For the Three Months Ended June 30,
	June 30,	March 31,	%	June 30,	%
(in millions)	2021	2021	Change	2020	Change
Retail	$514.2	$773.1	(33)%	$1.9	26,963%
Wholesale	97.3	76.8	27	—	n/a
Correspondent	—	—	-	0.2	(100)
Total originations	$611.5	$849.9	(28)%	$2.1	29,019%

During the second quarter of 2021, total originations were $611.5 million as compared to $849.9 million in the first quarter of 2021 and $2.1 million in the second quarter of 2020.  The decrease in originations as compared to the first quarter of 2021, was the result of our shift to focus on NonQM originations at as a result of the increase in mortgage interest rates and margin compression seen in conventional originations in the first quarter of 2021.  The increase in originations as compared to the second quarter of 2020, was the result of our temporary suspension of lending activities during 2020, due to uncertainty caused by the COVID-19 pandemic. We continue to manage our headcount, pipeline and capacity to balance the risks inherent in an aggregation execution model.

Our loan products primarily include conventional loans eligible for sale to Fannie Mae and Freddie Mac, NonQM mortgages and loans eligible for government insurance (government loans) by the Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).

Originations by Loan Type:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions)	2021	2020	% Change	2021	2020	% Change
Conventional	$500.1	$1.9	26,221%	$1,279.1	$1,223.1	5%
NonQM	100.6	0.2	50,200	115.3	261.8	(56)
Jumbo	3.8	—	n/a	51.2	—	n/a
Government (1)	7.0	—	n/a	15.8	33.5	(53)
Total originations	$611.5	$2.1	29,019%	$1,461.4	$1,518.4	(4)%
(3)	Includes all government-insured loans including FHA, VA and USDA.

We continue to believe there is an underserved mortgage market for borrowers with good credit who may not meet the qualified mortgage (QM) guidelines set out by the Consumer Financial Protection Bureau.  During the first quarter of 2020, prior to the disruption caused by the pandemic, we originated $261.6 million in NonQM loans and were on pace to exceed our fourth quarter 2019 NonQM originations.  As financial markets became dislocated in March 2020, spreads widened substantially on credit assets due to potential COVID-19 pandemic related payment delinquencies and forbearances, causing a severe decline in the values assigned by investors and counterparties for NonQM assets. The dislocation in the NonQM market diminished capital market distribution exits, increased the cost and liquidity to finance the product and reduced the ability to finance additional NonQM loans.  As a result, we paused NonQM originations in April 2020.

The third quarter of 2020 saw the re-emergence of the NonQM market including capital markets distribution exits for the product. We re-engaged lending in the NonQM market during the fourth quarter of 2020, and have continued throughout 2021 rebuilding our third-party originator (TPO) NonQM origination team in anticipation of increasing mortgage interest rates and declining conventional margins in the second half of 2021. With the increase in mortgage interest rates and margin compression seen in conventional originations in the first quarter of 2021, we accelerated our pivot to NonQM in both our TPO and Retail channels.  During the three months ended June 30, 2021, NonQM originations increased to $100.6 million, as compared to $14.7 million for the three months ended March 31, 2021 and $0.2 million for the three months ended June 30, 2020.

The re-emergence of the NonQM market has been defined by products that fit within a much tighter credit box, which is where our NonQM originations have been historically. In the second quarter of 2021, our NonQM originations had a weighted average Fair Isaac Company credit score (FICO) of 752 and a weighted average LTV ratio of 62%.  For the year ended December 31, 2020, our NonQM originations had a weighted average FICO of 730 and a weighted average LTV of 68%.

Originations by Purpose:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(in millions)	2021	%	2020	%	2021	%	2020	%
Refinance	$559.7	92%	$1.6	76%	$1,385.6	95%	$1,403.0	92%
Purchase	51.8	8	0.5	24	75.8	5	115.4	8
Total originations	$611.5	100%	$2.1	100%	$1,461.4	100%	$1,518.4	100%

During the second quarter of 2021, refinance volume increased to $559.7 million as compared to $1.6 million in the second quarter of 2020. The increase in originations was the result of our temporary suspension of lending activities during the second quarter of 2020 due to the uncertainty caused by the pandemic.  We continue to manage our headcount, pipeline and capacity to balance the risks inherent in an aggregation execution model.

Mortgage Servicing Portfolio:

	June 30,	December 31,	%	June 30,	%
(Unpaid principal balance (UPB), in millions)	2021	2020	Change	2020	Change
Mortgage servicing portfolio	$48.6	$30.5	59.2%	$146.2	(67)%

The mortgage servicing portfolio increased to $48.6 million at June 30, 2021 as compared to $30.5 million at December 31, 2020 and decreased from $146.2 million at June 30, 2020.  The increase in the mortgage servicing portfolio at June 30, 2021 as compared to December 31, 2020, was in part due to our continued whole loan sales on a servicing released basis to investors as well as selectively retaining GNMA mortgage servicing. The decrease in the mortgage servicing portfolio was primarily due to the sale of $4.2 billion in UPB of Freddie Mac and GNMA MSRs in the second and third quarters of 2020. The servicing portfolio generated net servicing expense of $150 thousand in the second quarter of 2021, as compared to net servicing fees of $1.4 million in the second quarter of 2020, as a result of the aforementioned servicing sales as well as a portfolio runoff caused by the decrease in mortgage interest rates.  The sale of MSRs during 2020, have and will continue to result in net servicing expense going forward as a result of a small balance servicing portfolio as well as interim servicing costs.

The following table includes information about our mortgage servicing portfolio:

	At June 30,	% 60+ days	At December 31,	% 60+ days
(in millions)	2021	delinquent (1)	2020	delinquent (1)
Ginnie Mae	$48.6	2.00%	$30.5	2.00%
Freddie Mac	—	0.00	—	0.00
Fannie Mae	—	0.00	—	0.00
Total servicing portfolio	$48.6	2.00%	$30.5	2.00%
(1)	Based on loan count.

For the second quarter of 2021, real estate services fees were $478 thousand as compared to $210 thousand in the first quarter of 2021 and $293 thousand in the second quarter of 2020.  The increase was primarily the result of an increase in loss mitigation fees and real estate service fees.  Although the real estate services fees, net increased as compared to the same period in 2020, the majority of our real estate services business is generated from our long-term mortgage portfolio, and as the long-term mortgage portfolio continues to decline, we expect real estate services and the related revenues to decline.

In our long-term mortgage portfolio, the residual interests generated cash flows of $663 thousand in the second quarter of 2021 as compared to $1.2 million in the first quarter of 2021 and $489 thousand in the second quarter of 2020.  The estimated fair value of the net residual interests decreased $727 thousand in the second quarter of 2021 to $15.3 million at June 30, 2021, which was the result of a decrease in fair value of certain trusts as a result of cash received in excess of projections during the quarter and an increase in prepayments on certain trust’s loans which resulted in a reduction in future residual cash flows.  Partially offsetting the decrease in net residual interests was a decrease in forward LIBOR.

For additional information regarding the long-term mortgage portfolio, refer to Financial Condition and Results of Operations below.

Liquidity and Capital Resources

During the six months ended June 30, 2021, we funded our operations primarily from mortgage lending revenues and, to a lesser extent, real estate services fees and cash flows from our residual interests in securitizations.  Mortgage lending revenues include gain (loss) on sale of loans, net and other mortgage related income.  We funded mortgage loan originations using warehouse facilities, which are repaid once the loan is sold.  We may also seek to raise capital by issuing debt or equity.

During the second quarter of 2021, we added a $25.0 million warehouse facility, which will be operational for funding in the third quarter of 2021. Under the terms of the warehouse lines, the Company is required to maintain various financial and other covenants. At June 30, 2021, the Company was not in compliance with all financial covenants from its lenders and received the necessary waivers.

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

As discussed within Note 11.—Commitments and Contingencies in the Notes to Unaudited Consolidated Financial Statements in  Item 1 of Part I of this Quarterly Report on Form 10-Q, on July 15, 2021, the Maryland Court of Appeals affirmed the decision of the Circuit Court (and the Court of Special Appeals) in granting summary judgment in favor of the plaintiffs on the Preferred B voting rights and, although the Court of Appeals found the voting rights provision to be ambiguous, it concluded that the extrinsic evidence presented to the Circuit Court, which it found to be undisputed, supported the plaintiffs’ interpretation that the voting rights provision required separate voting by the Preferred B stockholders to amend the Preferred B Articles Supplementary. Accordingly, the 2009 amendments to the Preferred B Articles Supplementary were not validly adopted and the 2004 Preferred Articles Supplementary remain in effect.

At June 30, 2021, the Company had $70.1 million in outstanding liquidation preference of Series B and Series C Preferred Stock, inclusive of cumulative undeclared dividends in arrears. The holders of each series of Preferred Stock, which are non-voting and redeemable at the option of the Company, retain the right to a $25.00 per share liquidation preference in the event of a liquidation of the Company and the right to receive dividends on the Preferred Stock if any such dividends are declared.

As a result, as of June 30, 2021, the Company has cumulative undeclared dividends in arrears of approximately $18.3 million, or approximately $27.54 per outstanding share of Preferred B, thereby increasing the liquidation value to approximately $52.54 per share. Additionally, every quarter the cumulative undeclared dividends in arrears will increase by $0.5859 per Preferred B share, or approximately $390 thousand.. The liquidation preference, inclusive of Preferred B cumulative undeclared dividends in arrears, is only payable upon voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs. In addition, once the Circuit Court lifts its stay, the Preferred B stock will return to being cumulative, the Company will be required to pay the three quarters of dividends on the Preferred B stock under the 2004 Preferred B Articles Supplementary (approximately $1.2 million, which had been previously accrued for), and the Preferred B stockholders shall be entitled to call a special meeting for the election of two additional directors. Once the stay is lifted, cumulative preferred dividends, whether or not declared, are reflected in basic and diluted earnings per share in accordance with AC 260-10-45-11, despite not being accrued for on the consolidated balance sheets.

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

Financial Condition and Results of Operations

Financial Condition

As of June 30, 2021 compared to December 31, 2020

The following table shows the condensed consolidated balance sheets for the following periods:

(in thousands, except per share data)	June 30,	December 31,	$	%
	2021	2020	Change	Change
ASSETS
Cash	$50,194	$54,150	$(3,956)	(7)%
Restricted cash	5,872	5,602	270	5
Mortgage loans held-for-sale	152,558	164,422	(11,864)	(7)
Mortgage servicing rights	553	339	214	63
Securitized mortgage trust assets	1,862,595	2,103,269	(240,674)	(11)
Other assets	38,579	41,524	(2,945)	(7)
Total assets	$2,110,351	$2,369,306	$(258,955)	(11)%
LIABILITIES & EQUITY
Warehouse borrowings	$148,164	$151,932	$(3,768)	(2)%
Convertible notes	20,000	20,000	—	—
Long-term debt (Par value; $62,000)	44,900	44,413	487	1
Securitized mortgage trust liabilities	1,847,224	2,086,557	(239,333)	(11)
Repurchase reserve	5,279	7,054	(1,775)	(25)
Other liabilities	40,442	43,699	(3,257)	(7)
Total liabilities	2,106,009	2,353,655	(247,646)	(11)
Total equity	4,342	15,651	(11,309)	(72)
Total liabilities and stockholders’ equity	$2,110,351	$2,369,306	$(258,955)	(11)%

Book and tangible book value per share	$0.20	$0.74	$(0.53)	(72)%

At June 30, 2021, cash decreased $4.0 million to $50.2 million from $54.2 million at December 31, 2020.  Cash balances decreased primarily due to payment of operating expenses.

LHFS decreased $11.8 million to $152.6 million at June 30, 2021 as compared to $164.4 million at December 31, 2020.  During the six months ended June 30, 2021, we had originations of $1.5 billion offset by $1.5 billion in loan sales. As a normal course of our origination and sales cycle, loans held-for-sale at the end of any period are generally sold within one or two subsequent months.

Mortgage servicing rights increased to $553 thousand at June 30, 2021 as compared to $339 thousand at December 31, 2020. The increase was due to additions of $213 thousand from servicing retained loan sales of $19.8 million in UPB as well as mark-to-market increases in fair value of $1 thousand.  At June 30, 2021 and December 31, 2020, we serviced $48.6 million and $30.5 million, respectively, in UPB for others.

Warehouse borrowings decreased $3.7 million to $148.2 million at June 30, 2021 as compared to $151.9 million at December 31, 2020. The decreased was due to an $11.8 million decreased in LHFS at June 30, 2021. As of June 30, 2021, our warehouse lending capacity remains at $550.0 million spread amongst three warehouse counterparties.

Repurchase reserve decreased $1.8 million to $5.3 million at June 30, 2021 as compared to $7.1 million at December 31, 2020.  The decrease was due to an $212 thousand reversal of provision for repurchases as a result of a decrease in expected early payoffs and future losses as well as $1.6 million in settlements primarily related to repurchased loans as well as refunds of premiums to investors for early payoffs on loans sold.

Book value per share decreased 72%, or $0.53, to $0.20 at June 30, 2021 as compared to $0.74 at December 31, 2020. Book value per common share decreased 31% to ($2.22) as of June 30, 2021, as compared to ($1.70) as of December 31, 2020 (inclusive of the remaining $51.8 million of liquidation preference on our preferred stock).  Inclusive of the Preferred B stock cumulative undeclared dividends in arrears of $18.3 million (as discussed further in Note 11 – Commitments and Contingencies of the “Notes to Unaudited Consolidated Financial Statements”), book value per common share was ($3.08) at June 30, 2021.

The changes in in our trust assets and trust liabilities as summarized below.

	June 30,	December 31,	$	%
	2021	2020	Change	Change
Securitized mortgage collateral	$1,858,423	$2,100,175	$(241,752)	(12)%
Real estate owned (REO)	4,172	3,094	1,078	35
Total trust assets (1)	1,862,595	2,103,269	(240,674)	(11)

Securitized mortgage borrowings	$1,847,224	$2,086,557	$(239,333)	(11)%
Total trust liabilities (1)	1,847,224	2,086,557	(239,333)	(11)
Residual interests in securitizations	$15,371	$16,712	$(1,341)	(8)%
(1)	At June 30, 2021, the UPB of trust assets and trust liabilities was approximately $2.1 billion and $2.0 billion, respectively. At December 31, 2020, the UPB of trust assets and trust liabilities was approximately $2.5 billion and $2.4 billion, respectively.

We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining specified overcollateralization levels and other specified parameters (such as maximum delinquency and cumulative default) within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of total trust assets and total trust liabilities, was $15.4 million at June 30, 2021 as compared to $16.7 million at December 31, 2020.

We updated our collateral assumptions quarterly based on recent delinquency, default, prepayment and loss experience. Additionally, we updated the forward interest rates and investor yield (discount rate) assumptions based on information derived from market participants. During the six months ended June 30, 2021, actual losses declined slightly as compared to forecasted losses for the majority of trusts, including those with residual value.  Principal payments, prepayments and liquidations of securitized mortgage collateral and securitized mortgage borrowings also contributed to the reduction in trust assets and liabilities.  The decrease in residual fair value at June 30, 2021 was the result of a decrease in fair value of certain trusts as a result of cash received in excess of projections during the quarter and an increase in prepayments on certain trusts which resulted in a reduction in future residual cashflows. Partially offsetting the decrease in net residual interests was a decrease in forward LIBOR.

●	The estimated fair value of securitized mortgage collateral decreased $241.8 million during the six months ended June 30, 2021, primarily due to reductions in principal from borrower payments and transfers of loans to REO for single-family and multi-family collateral. Additionally, other trust assets increased $1.1 million during the six months ended June 30, 2021, primarily due to a $3.9 million in REO from foreclosures as well as $1.6 million increase in the net realizable value (NRV) of REO. Partially offsetting the increase was a decrease in REO from liquidations of $4.4 million.

●	The estimated fair value of securitized mortgage borrowings decreased $239.3 million during the six months ended June 30, 2021, primarily due to reductions in principal balances from principal payments during the period for single-family and multi-family.

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

The following table presents changes in the trust assets and trust liabilities for the six months ended June 30, 2021:

	TRUST ASSETS			TRUST LIABILITIES
	Level 3 Recurring Fair
	Value Measurement			Level 3 Recurring Fair
		NRV		Value Measurement
	Securitized	Real		Securitized	Net
	mortgage	estate	Total trust	mortgage	trust
	collateral	owned	assets	borrowings	assets
Recorded fair value at December 31, 2020	$2,100,175	$3,094	$2,103,269	$(2,086,557)	$16,712
Total gains/(losses) included in earnings:
Interest income	(9,479)	—	(9,479)	—	(9,479)
Interest expense	—	—	—	(18,018)	(18,018)
Change in FV of net trust assets, excluding REO (1)	79,857	—	79,857	(85,230)	(5,373)
Gains from REO – not at FV but at NRV (2)	—	1,559	1,559	—	1,559
Total gains (losses) included in earnings	70,378	1,559	71,937	(103,248)	(31,311)
Transfers in and/or out of level 3	—	—	—	—	—
Purchases, issuances and settlements	(312,130)	(481)	(312,611)	342,581	29,970
Recorded fair value at June 30, 2021	$1,858,423	$4,172	$1,862,595	$(1,847,224)	$15,371
(1)	Represents change in fair value of net trust assets, including trust REO gains in the consolidated statements of operations and comprehensive loss for the six months ended June 30, 2021.
(2)	Accounted for at net realizable value.

Inclusive of gains from REO, total trust assets above reflect a net gain of $81.4 million as a result of an increase in fair value from securitized mortgage collateral of $79.9 million and gains from REO of $1.6 million. Net losses on trust liabilities were $85.2 million as a result of the increase in fair value of securitized mortgage borrowings. As a result, other income—change in fair value of net trust assets, including trust REO gains decreased by $3.8 million for the six months ended June 30, 2021.

The table below reflects the net trust assets as a percentage of total trust assets (residual interests in securitizations):

	June 30,	December 31,
	2021	2020
Net trust assets	$15,371	$16,712
Total trust assets	1,862,595	2,103,269
Net trust assets as a percentage of total trust assets	0.83%	0.79%

For the six months ended June 30, 2021, the estimated fair value of the net trust assets increased slightly as a percentage of total trust assets due to an increase in prepayments and prepayment assumptions.

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

The following tables present the estimated fair value of our residual interests, by securitization vintage year, and other related assumptions used to derive these values at June 30, 2021 and December 31, 2020:

	Estimated Fair Value of Residual			Estimated Fair Value of Residual
	Interests by Vintage Year at			Interests by Vintage Year at
	June 30, 2021			December 31, 2020
Origination Year	SF	MF	Total	SF	MF	Total
2002-2003 (1)	$8,933	$598	$9,531	$8,575	$524	$9,099
2004	2,561	724	3,285	2,654	775	3,429
2005	180	90	270	58	68	126
2006	—	2,285	2,285	—	4,058	4,058
Total	$11,674	$3,697	$15,371	$11,287	$5,425	$16,712
Weighted avg. prepayment rate	10.6%	13.9%	10.8%	10.1%	13.3%	10.3%
Weighted avg. discount rate	17.3%	16.9%	17.3%	17.4%	18.0%	17.6%
(1)	2002-2003 vintage year includes CMO 2007-A, since the majority of the mortgages collateralized in this securitization were originated during this period.

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

The table below reflects the estimated future credit losses and investor yield requirements for trust assets by product (SF and MF) and securitization vintage at June 30, 2021:

	Estimated Future			Investor Yield
	Losses (1)			Requirement (2)
	SF	MF		SF	MF
2002-2003	8%	*	% (3)	5%	10%
2004	11	7		4	4
2005	15	4		1	3
2006	10	*	(3)	3	5
2007	16	*	(3)	3	2
(1)	Estimated future losses derived by dividing future projected losses by UPB at June 30, 2021.
(2)	Investor yield requirements represent our estimate of the yield third-party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.
(3)	Represents less than 1%.

Long-Term Mortgage Portfolio Credit Quality

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days delinquent or greater, foreclosures and delinquent bankruptcies were $389.1 million, or 18.4%, of the long-term mortgage portfolio, at June 30, 2021 as compared to $514.0 million or 20.9% at December 31, 2020.

The following table summarizes the gross UPB of loans in our mortgage portfolio, included in securitized mortgage collateral and REO, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

	June 30,	Total	December 31,	Total
Securitized mortgage collateral	2021	Collateral	2020	Collateral
60 - 89 days delinquent	$22,158	1.1%	$47,483	1.9%
90 or more days delinquent	175,621	8.3	290,621	11.8
Foreclosures (1)	146,421	6.9	126,802	5.2
Delinquent bankruptcies (2)	44,933	2.1	49,069	2.0
Total 60 or more days delinquent	$389,133	18.4%	$513,975	20.9%
Total collateral	$2,118,551	100.0%	$2,454,657	100.0%
(1)	Represents properties in the process of foreclosure.
(2)	Represents bankruptcies that are 30 days or more delinquent.

At June 30, 2021, mortgage loans 60 or more days delinquent (whether or not subject to forbearance) decreased 24% as compared to December 31, 2020.  Delinquency and forbearance are taken into account as part of our credit loss assumptions when determining the estimated fair value of our residual interests.  At June 30, 2021, residential loss assumptions for certain trusts decreased as compared to December 31, 2020.  To the extent delinquencies and loans in forbearance increase in deals with residual fair value, the estimated fair value of our residual interests may decrease due to a reduction or delay in the timing of estimated cash flows.

The following table summarizes the gross securitized mortgage collateral and REO at NRV, that were non-performing as of the dates indicated (excludes 60-89 days delinquent):

		Total		Total
	June 30,	Collateral	December 31,	Collateral
	2021	%	2020	%
90 or more days delinquent (including forbearances), foreclosures and delinquent bankruptcies	$366,975	17.3%	$466,492	19.0%
Real estate owned inside and outside trusts	4,251	0.2	3,173	0.1
Total non-performing assets	$371,226	17.5%	$469,665	19.1%

Non-performing assets consist of non-performing loans (mortgages that are 90 or more days delinquent, including loans in foreclosure and delinquent bankruptcies plus REO). It is our policy to place a mortgage on nonaccrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. IFC, a subsidiary of IMH and master servicer, may be required to advance funds, or in most cases cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages.  As of June 30, 2021, non-performing assets as a percentage of the total collateral was 17.5%. At December 31, 2020, non-performing assets to total collateral was 19.1%. Non-performing assets decreased by approximately $98.4 million at June 30, 2021 as compared to December 31, 2020. At June 30, 2021, the estimated fair value of non-performing assets was $109.9 million, or 5.2% of total assets. At December 31, 2020, the estimated fair value of non-performing assets was $135.0 million, or 5.7% of total assets.

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

For the three and six months ended June 30, 2021, we recorded a decrease of $313 thousand and an increase of $1.6 million in net realizable value of REO, respectively, compared to an increase of $1.5 million and $3.2 million for the comparable 2020 periods.  Increases and decrease of the net realizable value reflect the change in value of the REO subsequent to foreclosure date, but prior to the date of sale.

The following table presents the balances of REO:

	June 30,	December 31,
	2021	2020
REO	$9,580	$10,140
Impairment (1)	(5,408)	(6,967)
Ending balance	$4,172	$3,173
REO inside trusts	$4,172	$3,094
REO outside trusts	79	79
Total	$4,251	$3,173
(1)	Impairment represents the cumulative write-downs of net realizable value subsequent to foreclosure.

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

Results of Operations

For the Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020

	For the Three Months Ended June 30,
			$	%
	2021	2020	Change	Change
Revenues (losses)	$10,980	$(4,058)	$15,038	371%
Expenses	(19,616)	(14,465)	(5,151)	(36)
Net interest income	558	781	(223)	(29)
Change in fair value of long-term debt	1,417	(4,208)	5,625	134
Change in fair value of net trust assets, including trust REO gains (losses)	(2,141)	(864)	(1,277)	(148)
Income tax expense	(62)	(15)	(47)	(313)
Net loss	$(8,864)	$(22,829)	$13,965	61%
Loss per share available to common stockholders—basic	$(0.42)	$(1.08)	$0.66	61%
Loss per share available to common stockholders—diluted	$(0.42)	$(1.08)	$0.66	61%

For the Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020

	For the Six Months Ended June 30,
			$	%
	2021	2020	Change	Change
Revenues (losses)	$31,564	$(47,567)	$79,131	166%
Expenses	(40,914)	(45,232)	4,318	10
Net interest income	1,218	3,709	(2,491)	(67)
Change in fair value of long-term debt	2,442	4,828	(2,386)	(49)
Change in fair value of net trust assets, including trust REO losses	(3,814)	(3,247)	(567)	(17)
Income tax expense	(43)	(51)	8	16
Net loss	$(9,547)	$(87,560)	$78,013	89%
Loss per share available to common stockholders—basic	$(0.45)	$(4.12)	$3.67	89%
Loss per share available to common stockholders—diluted	$(0.45)	$(4.12)	$3.67	89%

Revenues

For the Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020

	For the Three Months Ended June 30,
			$	%
	2021	2020	Change	Change
Gain on sale of loans, net	$10,693	$1,451	$9,242	637%
Servicing (expense) fees, net	(150)	1,352	(1,502)	(111)
Real estate services fees, net	478	293	185	63
Loss on mortgage servicing rights, net	(37)	(8,443)	8,406	100
Other (expenses) revenues	(4)	1,289	(1,293)	(100)
Total revenues (expenses)	$10,980	$(4,058)	$15,038	371%

Gain on sale of loans, net.  For the three months ended June 30, 2021, gain on sale of loans, net was a gain of $10.7 million compared to $ 1.5 million in the comparable 2020 period. The increase in gain on sale of loans, net was most notably due to a $39.7 million increase in gain on sale of loans and a $28 thousand in premiums from servicing retained loan sales.  Partially offsetting the increase in gain on sale of loans, net was a $22.0 million decrease in mark-to-market gains on LHFS, a $4.0 million decrease in realized and unrealized net losses on derivative financial instruments, a $3.5 million increase in direct origination expenses and an increase in provision for repurchases of $976 thousand.

As previously discussed, for the three months ended June 30, 2021, the increase in gain on sale of loans, net was the result of our temporary suspension of lending activities during the second quarter of 2020 due to the uncertainty caused by the pandemic.  For the three months ended June 30, 2021, we originated and sold $611.5 million and $665.4 million, respectively, as compared to $2.1 million and $489.1 million of loans originated and sold, respectively, during the same period in 2020.  During the second quarter of 2021, margins were 175 bps as compared to 237 bps for the first quarter of 2021.  Margins for the second quarter of 2020 are not meaningful due to the aforementioned temporary suspension of lending activities.

Servicing (expenses) fees, net.  For the three months ended June 30, 2021, servicing (expenses) fees, net were an expense of $150 thousand compared to income of $1.4 million in the comparable 2020 period.  The decrease in servicing (expense) fees, net was the result of the sale of $4.2 billion in UPB of Freddie Mac and GNMA MSRs in the second and third quarters of 2020 as well as runoff of our mortgage servicing portfolio due to the substantial decrease in mortgage interest rates during the second quarter of 2020.  The increase in runoff of our mortgage servicing portfolio which combined with the servicing sales in 2020 decreased the servicing portfolio average balance 97% to $45.7 million for the three months ended June 30, 2021 as compared to an average balance of $1.6 billion for the comparable period in 2020.  As a result of the servicing sales in 2020, we will continue to see a reduction in servicing fees, net and recognize a servicing expense related to interim subservicing and other servicing costs related to the small UPB of remaining servicing portfolio.    During the three months ended June 30, 2021, we had $9.4 million in servicing retained loan sales.

Loss on mortgage servicing rights, net

	For the Three Months Ended June 30,
			$	%
	2021	2020	Change	Change
Loss on sale of mortgage servicing rights	$—	$(5,332)	$5,332	n/a	%
Changes in fair value:
Due to changes in valuation market rates, inputs or assumptions	(11)	(1,868)	1,857	99
Other changes in fair value:
Scheduled principal prepayments	(13)	(104)	91	88
Voluntary prepayments	(13)	(1,139)	1,126	99
Total changes in fair value	$(37)	$(3,111)	$3,074	99

Loss on mortgage servicing rights, net	$(37)	$(8,443)	$8,406	100%

For the three months ended June 30, 2021, loss on MSRs, net was $37 thousand compared to a loss of $8.4 million in the comparable 2020 period.  The decrease in loss on mortgage servicing rights, net was the result of the aforementioned decrease in the size of the mortgage servicing portfolio as compared to the second quarter of 2020.  For the three months ended June 30, 2021, we recorded a $37 thousand loss from a change in fair value of MSRs primarily due to scheduled and voluntary prepayments.  For the three months ended June 30, 2020, we recorded a $3.1 million loss from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market rates, inputs and assumptions as well as voluntary and scheduled prepayments.  As a result of the aforementioned decrease in interest rates during 2020 and through the second quarter of 2020, $3.0 million of the $3.1 million change in fair value of MSRs was due to prepayments, with $1.9 million primarily due to an increase in prepayment speed assumptions and $1.1 million due to voluntary prepayments.

Real estate services fees, net.  For the three months ended June 30, 2021, real estate services fees, net were $478 thousand as compared to $293 thousand in the comparable 2020 period. The $185 thousand increase was primarily the result of an increase in loss mitigation fees related to transactions associated with the long-term mortgage portfolio, which will decline over time as a result of the decline in the number of loans and the UPB of the long-term mortgage portfolio.

Other (expenses) revenues. For the three months ended June 30, 2021, other revenues were an expense of $4 thousand as compared to revenues of $1.3 million in the comparable 2020 period. The $1.3 million decrease was the result of an increase in the cash surrender value the corporate-owned life insurance trusts during the second quarter of 2020, as a result of the payment of premiums.

For the Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020

	For the Six Months Ended June 30,
			$	%
	2021	2020	Change	Change
Gain (loss) on sale of loans, net	$30,824	$(26,712)	$57,536	215%
Servicing (expenses) fees, net	(269)	3,859	(4,128)	(107)
Real estate services fees, net	688	687	1	0
Gain (loss) on mortgage servicing rights, net	1	(26,753)	26,754	100
Other revenues	320	1,352	(1,032)	(76)
Total revenues (expenses)	$31,564	$(47,567)	$79,131	166%

Gain (loss) on sale of loans, net.  For the six months ended June 30, 2021, gain (loss) on sale of loans, net was a gain of $30.8 million compared to a loss of $(26.7) million in the comparable 2020 period. The increase in gain on sale of loans, net was most notably due to a $22.6 million increase in mark-to-market gains on LHFS, a $16.2 million decrease in realized and unrealized net losses on derivative financial instruments, a $13.5 million increase in gain on sale of loans, a $5.2 million decrease in provision for repurchases and a $1.6 million decrease in direct origination expenses.  Partially offsetting the increase in gain on sale of loans, net a $1.5 million decrease in premiums from servicing retained loan sales.

As previously discussed, for the six months ended June 30, 2020, the substantial remarking of our NonQM loan portfolio held-for-sale as a result of spreads widening substantially on credit assets due to potential pandemic related payment delinquencies and forbearances, causing a severe decline in the values assigned by counterparties for NonQM assets, which resulted in a significant loss on sale of loans, net.  For the six months ended June 30, 2021, we originated and sold $1.5 billion of mortgage loans, respectively, as compared to $1.5 billion and $2.2 billion of loans originated and sold, respectively, during the same period in 2020.  During the six months ended June 30, 2021, margins were 211 bps as compared to the negative margins during the same period in 2020 resulting in the aforementioned loss on sale of loans.

Servicing (expenses) fees, net.  For the six months ended June 30, 2021, servicing (expenses) fees, net were an expense of $269 thousand compared to income of $3.9 million in the comparable 2020 period.  The decrease in servicing fees, net was the result of the sale of $4.2 billion in UPB of Freddie Mac and GNMA MSRs in the second and third quarters of 2020.  In addition, the substantial decrease in mortgage interest rates during 2020 caused a significant increase in runoff of our mortgage servicing portfolio which combined with the servicing sales decreased the servicing portfolio average balance 99% to $41.8 million for the six months ended June 30, 2021 as compared to an average balance of $3.2 billion for the comparable period in 2020.  As a result of the servicing sales in 2020, we will continue to see a reduction in servicing fees, net and recognize a servicing expense related to interim subservicing and other servicing costs related to the small UPB of remaining servicing portfolio.  During the six months ended June 30, 2021, we had $19.8 million in servicing retained loan sales.

Loss on mortgage servicing rights, net

	For the Six Months Ended June 30,
			$	%
	2021	2020	Change	Change
Loss on sale of mortgage servicing rights	$—	$(4,811)	$4,811	100%
Changes in fair value:
Due to changes in valuation market rates, inputs or assumptions	39	(17,683)	17,722	100
Other changes in fair value:
Scheduled principal prepayments	(25)	(497)	472	95
Voluntary prepayments	(13)	(3,762)	3,749	100
Total changes in fair value	$1	$(21,942)	$21,943	100

Gain (loss) on mortgage servicing rights, net	$1	$(26,753)	$26,754	100%

For the six months ended June 30, 2021, gain (loss) on MSRs, net was $1 thousand compared to a loss of $26.8 million in the comparable 2020 period.  For the six months ended June 30, 2021, we recorded a $39 thousand gain from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market rates, inputs and assumptions partially offset by scheduled and voluntary prepayments.  For the six months ended June 30, 2020, we recorded a $21.9 million loss from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market rates, inputs and assumptions as well as voluntary and scheduled prepayments.  As a result of the aforementioned decrease in interest rates during 2020, $21.4 million of the $21.9 million change in fair value of MSRs was due to prepayments, with $17.7 million primarily due to an increase in prepayment speed assumptions and $3.7 million due to voluntary prepayments.

Real estate services fees, net.  For the six months ended June 30, 2021, real estate services fees, net were $688 thousand as compared to $687 thousand in the comparable 2020 period. The real estate service fees were flat for the six months ended June 30, 2021 as compared to the same period in 2020, and will decline over time as a result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio.

Other revenues. For the six months ended June 30, 2021, other revenues were $320 thousand as compared to $1.4 million in the comparable 2020 period. The $1.0 million decrease was the result of an increase in the cash surrender value the corporate-owned life insurance trusts during the second quarter of 2020, as a result of the payment of premiums.

Expenses

For the Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020

	For the Three Months Ended June 30,
			$	%
	2021	2020	Change	Change
Personnel expense	$11,964	$7,774	$4,190	54%
General, administrative and other	5,882	6,617	(735)	(11)
Business promotion	1,770	74	1,696	2292
Total expenses	$19,616	$14,465	$5,151	36%

Total expenses increased by $5.1 million, or 36%, to $19.6 million for the three months ended June 30, 2021, compared to $14.5 million for the comparable period in 2020.  Personnel expense increased $4.2 million to $12.0 million for the three months ended June 30, 2021 as compared to the same period in 2020.  The increase is related to an increase in originations during the second quarter of 2021 as well as the temporary pause in lending during 2020, which resulted in the furlough of certain employees and subsequent reduction in headcount.  Although we continue to manage our headcount, pipeline and capacity to balance the risks inherent in an aggregation execution model, average headcount increased 75% for the three months ended June 30, 2021 as compared to the same period in 2020. In addition to the aforementioned increases in personnel expense, the increase is also the result of an industry wide escalation in the cost of production and operation talent, as well as the continued rebuild of our NonQM platform, which began in the fourth quarter of 2020.

General, administrative and other expenses decreased to $5.9 million for the three months ended June 30, 2021, compared to $6.6 million for the same period in 2020.  The decrease in general, administrative and other expenses was primarily due to a $1.4 million decrease in premiums associated with the corporate-owned life insurance trusts liability and a $73 thousand decrease in other various general and administrative expenses.   Partially offsetting the decrease in general, administrative and other expenses was a $485 thousand increase in legal and professional fees as well as a $214 thousand increase in insurance expense.

Business promotion expense increased $1.7 million to $1.8 million for the three months ended June 30, 2021 as compared to $74 thousand for the same period in the prior year.  The increase is business promotion is partially related to an increase in originations during the second quarter of 2021 as compared to the second quarter of 2020, due to the temporary pause in lending during 2020.  During the second quarter of 2021, we increased business promotion to maintain our lead volume as well as we began targeting NonQM production in the retail channel. Although we continue to source leads through digital campaigns, which allows for a more cost effective approach, the competitiveness within the California market has driven up advertising costs.

For the Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020

	For the Six Months Ended June 30,
			$	%
	2021	2020	Change	Change
Personnel expense	$26,888	$28,439	$(1,551)	(5)%
General, administrative and other	11,063	13,590	(2,527)	(19)
Business promotion	2,963	3,203	(240)	(7)
Total expenses	$40,914	$45,232	$(4,318)	(10)%

Total expenses decreased by $4.3 million, or 10%, to $40.9 million for the six months ended June 30, 2021, compared to $45.2 million for the comparable period in 2020.  Personnel expense decreased $1.6 million to $26.9 million for the six months ended June 30, 2021 as compared to the same period in 2020.  We continue to rebuild our NonQM platform as well as balance the industry wide escalation in cost of production and operational talent as we manage our headcount, pipeline and capacity to balance the risks inherent in an aggregation execution model.  As a result, average headcount decreased 8% for the six months ended June 30, 2021 as compared to the same period in 2020 as a result of higher average staffing levels during the first quarter of 2020, pre-pandemic. Personnel expense decreased to 184 bps of funding’s during the six months ended June 30, 2021 as compared to 187 bps for the comparable 2020 period.

General, administrative and other expenses decreased to $11.1 million for the six months ended June 30, 2021, compared to $13.6 million for the same period in 2020.  The decrease in general, administrative and other expenses was primarily due to a $1.4 million decrease in premiums associated with the corporate-owned life insurance trusts liability, an $879 thousand decrease in other various general and administrative expenses, a $694 thousand decrease in occupancy expense partially due to right of use (ROU) asset impairment during the first quarter of 2020 and a reduction in occupancy expense associated with the impaired space.  Partially offsetting the decrease in general, administrative and other expenses was a $446 thousand increase in insurance expense.

Business promotion expense decreased $240 thousand to $3.0 million for the six months ended June 30, 2021 as compared to $3.2 million for the same period in the prior year.  Business promotion had remained low as compared to prior periods as a result of the current interest rate environment which requires significantly less business promotion to source leads.  During the second quarter of 2021, we increased business promotion to maintain our lead volume as well as we began targeting NonQM production in the retail channel. Although we continue to source leads through digital campaigns, which allow for a more cost effective approach, the competitiveness within the California market has driven up advertising costs.

Net Interest Income

We earn net interest income primarily from mortgage assets, which include securitized mortgage collateral and loans held-for-sale, or collectively, “mortgage assets,” and, to a lesser extent, interest income earned on cash and cash equivalents. Interest expense is primarily interest paid on borrowings secured by mortgage assets, which include securitized mortgage borrowings and warehouse borrowings and to a lesser extent, interest expense paid on long-term debt, Convertible Notes, MSR financing and corporate-owned life insurance trusts. Interest income and interest expense during the period primarily represents the effective yield, based on the fair value of the trust assets and liabilities.

The following table summarizes average balance, interest and weighted average yield on interest-earning assets and interest-bearing liabilities, for the periods indicated.

	For the Three Months Ended June 30,
	2021			2020
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$1,948,484	$14,516	2.98%	$2,237,117	$33,933	6.07%
Mortgage loans held-for-sale	146,127	1,188	3.25	165,865	1,875	4.52
Other	49,884	3	0.02	66,603	24	0.14
Total interest-earning assets	$2,144,495	$15,707	2.93%	$2,469,585	$35,832	5.80%
LIABILITIES
Securitized mortgage borrowings	$1,937,717	$12,439	2.57	$2,226,036	$31,896	5.73%
Warehouse borrowings	140,298	1,206	3.44	144,035	1,517	4.21
MSR financing facilities	—	—	—	9,772	93	3.81
Long-term debt	45,131	1,040	9.22	40,722	948	9.31
Convertible notes	20,000	350	7.00	24,998	524	8.38
Other	12,719	114	3.59	10,773	73	2.71
Total interest-bearing liabilities	$2,155,865	$15,149	2.81%	$2,456,336	$35,051	5.71%
Net interest spread (1)		$558	0.12%		$781	0.09%
Net interest margin (2)			0.10%			0.13%
(1)	Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.
(2)	Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest spread income decreased $223 thousand for the three months ended June 30, 2021 primarily attributable to a decrease in the net interest spread between loans held-for-sale and their related warehouse borrowings (a negative spread of 19 bps for the three months ended June 30, 2021 as compared to a positive spread of 31 bps for the same period in the prior year), an increase in interest expense on the corporate-owned life insurance trusts (within other liabilities) and an increase in interest expense on the long-term debt.  Offsetting the decrease in net interest spread income was a decrease in interest expense on the convertible notes and MSR financing as well as an increase in interest spread on the securitized mortgage collateral and securitized mortgage borrowings.  As a result, the net interest margin decreased to 0.10% for the three months ended June 30, 2021 from 0.13% for the three months ended June 30, 2020.

During the three months ended June 30, 2021, the yield on interest-earning assets decreased to 2.93% from 5.80% in the comparable 2020 period. The yield on interest-bearing liabilities decreased to 2.81% for the three months ended June 30, 2021 from 5.71% for the comparable 2020 period.  In connection with the fair value accounting for securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense are recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to an increase in prices on mortgage-backed bonds which resulted in a decrease in yield as compared to the previous period.

	For the Six Months Ended June 30,
	2021			2020
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$1,999,048	$29,700	2.97%	$2,367,433	$61,646	5.21%
Mortgage loans held-for-sale	168,589	2,526	3.00	439,712	10,196	4.64
Other	51,983	5	0.02	51,658	85	0.33
Total interest-earning assets	$2,219,620	$32,231	2.90%	$2,858,803	$71,927	5.03%
LIABILITIES
Securitized mortgage borrowings	$1,987,330	$25,394	2.56%	$2,357,094	$57,282	4.86%
Warehouse borrowings	162,638	2,729	3.36	406,486	7,761	3.82
MSR financing facilities	—	—	—	6,040	118	3.91
Long-term debt	44,892	1,965	8.75	42,293	1,989	9.41
Convertible notes	20,000	700	7.00	24,997	995	7.96
Other	12,663	225	3.55	5,447	73	2.68
Total interest-bearing liabilities	$2,227,523	$31,013	2.78%	$2,842,357	$68,218	4.80%
Net interest spread (1)		$1,218	0.12%		$3,709	0.23%
Net interest margin (2)			0.11%			0.26%
(1)	Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.
(2)	Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest spread income decreased $2.5 million for the six months ended June 30, 2021 primarily attributable to a decrease in the net interest spread between loans held-for-sale and their related warehouse borrowings (a negative spread of 36 bps for the six months ended June 30, 2021 as compared to a positive spread of 82 bps for the same period in the prior year), an increase in interest expense on the corporate-owned life insurance trusts (within other liabilities) and a decrease in the net interest spread on the securitized mortgage collateral and securitized mortgage borrowings.  Offsetting the decrease in net interest spread income was a decrease in interest expense on the convertible notes, long-term debt and MSR financing facilities.  As a result, the net interest margin decreased to 0.11% for the six months ended June 30, 2021 from 0.26% for the six months ended June 30, 2020.

During the six months ended June 30, 2021, the yield on interest-earning assets decreased to 2.90% from 5.03% in the comparable 2020 period. The yield on interest-bearing liabilities decreased to 2.78% for the six months ended June 30, 2021 from 4.80% for the comparable 2020 period.  In connection with the fair value accounting for securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense are recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to an increase in prices on mortgage-backed bonds which resulted in a decrease in yield as compared to the previous period.

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

During the three months ended June 30, 2021, the fair value of long-term debt decreased by $461 thousand to $44.9 million from $45.4 million at March 31, 2021.  The decrease in estimated fair value was the result of a $1.4 million change in the market specific credit risk as a result of a decrease in the forward LIBOR curve as compared to the first quarter of 2021, partially offset by a $538 thousand change in the instrument specific credit risk and a $418 thousand increase due to accretion.  During the six months ended June 30, 2021, the fair value of long-term debt increased by $487 thousand to $44.9 million from $44.4 million at December 31, 2020. The increase in estimated fair value was the result of a $2.2 million change in the instrument specific credit risk and a $724 thousand increase due to accretion, partially offset by a $2.4 million change in the market specific credit risk as a result of an increase in the forward LIBOR curve as compared to the fourth quarter of 2020.

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

Change in fair value of net trust assets, including trust REO losses

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Change in fair value of net trust assets, excluding REO	$(1,828)	$(2,316)	$(5,373)	$(6,412)
(Losses) gains from REO	(313)	1,452	1,559	3,165
Change in fair value of net trust assets, including trust REO gains (losses)	$(2,141)	$(864)	$(3,814)	$(3,247)

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $2.1 million for the three months ended June 30, 2021.  The change in fair value of net trust assets, excluding REO was due to $1.8 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral as a result of cash received in excess of projections during the quarter and an increase in prepayments on certain trusts which resulted in a reduction in future residual cashflows, partially offset by a decrease in forward LIBOR. Additionally, the NRV of REO decreased $313 thousand during the period attributed to higher expected loss severities on properties within certain states held in the long-term mortgage portfolio during the period.

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

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $3.8 million for the six months ended June 30, 2021.  The change in fair value of net trust assets, excluding REO was due to $5.4 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral as a result of cash received during the period and an increase in forward LIBOR, as compared to December 2020, offset by a decrease in loss assumptions for certain trusts. The NRV of REO increased $1.6 million during the period which partially offset the change in fair value of the net trust assets, excluding REO.  The increase in NRV of REO was attributed to lower expected loss severities on properties within certain states held in the long-term mortgage portfolio during the period.

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

Income Taxes

For the quarter ended June 30, 2021, we recorded income tax expense of approximately $62 thousand, which was the result of applying 1) the calculated annual effective tax rate (ETR) against the year to date net loss, and 2) the discrete method in jurisdictions where we meet an exception to using ETR.  Income tax expense for the six months ended June 30, 2021 was primarily driven by state income taxes from states where we do not have net operating loss (NOL) carryforwards. The net deferred tax assets (DTA) were fully valued at June 30, 2021, consistent with December 31, 2020.Tax expense for the three and six months ended June 30, 2020, is primarily the result of state income taxes from states where the Company does not have NOL carryforwards or state minimum taxes.

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

Results of Operations by Business Segment

We have three primary operating segments: Mortgage Lending, Long-Term Mortgage Portfolio and Real Estate Services. Unallocated corporate and other administrative costs, including the cost associated with being a public company, are presented in Corporate. Segment operating results are as follows:

Mortgage Lending

	For the Three Months Ended June 30,
			$	%
	2021	2020	Change	Change
Gain on sale of loans, net	$10,693	$1,451	$9,242	637%
Servicing (expense) fees, net	(150)	1,352	(1,502)	(111)
Loss on mortgage servicing rights, net	(37)	(8,443)	8,406	100
Total revenues (expenses)	10,506	(5,640)	16,146	286

Other (expense) income	(16)	287	(303)	(106)

Personnel expense	(10,612)	(6,154)	(4,458)	(72)
Business promotion	(1,766)	(74)	(1,692)	(2,286)
General, administrative and other	(2,910)	(2,136)	(774)	(36)
Loss before income taxes	$(4,798)	$(13,717)	$8,919	65%

For the three months ended June 30, 2021, gain on sale of loans, net was a gain of $10.7 million compared to $1.5 million in the comparable 2020 period. The increase in gain on sale of loans, net was most notably due to a $39.7 million increase in gain on sale of loans and a $28 thousand in premiums from servicing retained loan sales.  Partially offsetting the increase in gain on sale of loans, net was a $22.0 million decrease in mark-to-market gains on LHFS, a $4.0 million decrease in realized and unrealized net losses on derivative financial instruments, a $3.5 million increase in direct origination expenses and an increase in provision for repurchases of $976 thousand.

As previously discussed, for the three months ended June 30, 2021, the increase in gain on sale of loans, net was the result of our temporary suspension of lending activities during the second quarter of 2020 due to the uncertainty caused by the pandemic.  For the three months ended June 30, 2021, we originated and sold $611.5 million and $665.4 million, respectively, as compared to $2.1 million and $489.1 million of loans originated and sold, respectively, during the same period in 2020.  During the second quarter of 2021, margins were 175 bps as compared to 237 bps for the first quarter of 2021.  Margins for the second quarter of 2020 are not meaningful due to the aforementioned temporary suspension of lending activities.

For the three months ended June 30, 2021, servicing (expenses) fees, net were an expense of $150 thousand compared to income of $1.4 million in the comparable 2020 period.  The decrease in servicing (expense) fees, net was the result of the sale of $4.2 billion in UPB of Freddie Mac and GNMA MSRs in the second and third quarters of 2020 as well as runoff of our mortgage servicing portfolio due to the substantial decrease in mortgage interest rates during the second quarter of 2020.  The increase in runoff of our mortgage servicing portfolio which combined with the servicing sales in 2020 decreased the servicing portfolio average balance 97% to $45.7 million for the three months ended June 30, 2021 as compared to an average balance of $1.6 billion for the comparable period in 2020.  As a result of the servicing sales in 2020, we will continue to see a reduction in servicing fees, net and recognize a servicing expense related to interim subservicing and other servicing costs related to the small UPB of remaining servicing portfolio.    During the three months ended June 30, 2021, we had $9.4 million in servicing retained loan sales.

For the three months ended June 30, 2021, loss on MSRs, net was $37 thousand compared to a loss of $8.4 million in the comparable 2020 period.  The decrease in loss on mortgage servicing rights, net was the result of the aforementioned decrease in the size of the mortgage servicing portfolio as compared to the second quarter of 2020.  For the three months ended June 30, 2021, we recorded a $37 thousand loss from a change in fair value of MSRs primarily due to scheduled and voluntary prepayments.  For the three months ended June 30, 2020, we recorded a $3.1 million loss from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market rates, inputs and assumptions as well as voluntary and scheduled prepayments.  As a result of the aforementioned decrease in interest rates during 2020 and through the second quarter of 2020, $3.0 million of the $3.1 million change in fair value of MSRs was due to prepayments, with $1.9 million primarily due to an increase in prepayment speed assumptions and $1.1 million due to voluntary prepayments.

For the three months ended June 30, 2021, other (expense) income decreased to an expense of $16 thousand as compared to income of $287 thousand in the comparable 2020 period. The $303 thousand decrease in other income was primarily due to a $376 thousand decrease net interest spread between loans held-for-sale and their related warehouse borrowings during the three months ended June 30, 2021 as compared to the comparable period in 2020.  As a result of the low interest rate environment which began in the first quarter of 2020, the base interest rates for our warehouse lines of credit have all hit their floor, which is greater than the note rate on the underlying mortgage loan financed, resulting in negative spread on our financing.   Partially offsetting the decrease in other income was a decrease in interest expense related to MSR financing as a result of the aforementioned sale of our mortgage servicing portfolio in 2020.

Personnel expense increased $4.5 million to $10.6 million for the three months ended June 30, 2021 as compared to the same period in 2020.  The increase is related to an increase in originations during the second quarter of 2021 as well as the temporary pause in lending during 2020, which resulted in the furlough and subsequent reduction in headcount.  Although we continue to manage our headcount, pipeline and capacity to balance the risks inherent in an aggregation execution model, average headcount increased 119% for the three months ended June 30, 2021 as compared to the same period in 2020. In addition to the aforementioned increases in personnel expense, the increase is also the result of an industry wide escalation in the cost of production and operation talent, as well as the continued rebuild of our NonQM platform, which began in the fourth quarter of 2020.

Business promotion expense increased $1.7 million to $1.8 million for the three months ended June 30, 2021 as compared to $74 thousand for the same period in the prior year.  The increase is business promotion is partially related to an increase in originations during the second quarter of 2021 as compared to the second quarter of 2020, due to the temporary pause in lending during 2020.  During the second quarter of 2021, we increased business promotion to maintain our loan lead volume as well as we began targeting NonQM production in the retail channel. Although we continue to source leads through digital campaigns, which allows for a more cost-effective approach, the competitiveness within the California market has driven up advertising costs.

General, administrative and other expenses increased to $2.9 million for the three months ended June 30, 2021, compared to $2.1 million for the same period in 2020.  The increase in general, administrative and other expenses was partially due to a $922 thousand increase in legal and professional fees.  Partially offsetting the increase in general, administrative and other expenses was a $137 thousand decrease in occupancy expense.

	For the Six Months Ended June 30,
			$	%
	2021	2020	Change	Change
Gain (loss) on sale of loans, net	$30,824	$(26,712)	$57,536	215%
Servicing (expenses) fees, net	(269)	3,859	(4,128)	(107)
Gain (loss) on mortgage servicing rights, net	1	(26,753)	26,754	100
Total revenues	30,556	(49,606)	80,162	162

Other (expense) income	(175)	2,387	(2,562)	(107)

Personnel expense	(23,662)	(24,134)	472	2
Business promotion	(2,957)	(3,197)	240	8
General, administrative and other	(4,898)	(5,976)	1,078	18
Loss before income taxes	$(1,136)	$(80,526)	$79,390	99%

For the six months ended June 30, 2021, gain (loss) on sale of loans, net was a gain of $30.8 million compared to a loss of $ (26.7) million in the comparable 2020 period. The increase in gain on sale of loans, net was most notably due to a $22.6 million increase in mark-to-market gains on LHFS, a $16.2 million decrease in realized and unrealized net losses on derivative financial instruments, a $13.5 million increase in gain on sale of loans, a $5.2 million decrease in provision for repurchases and a $1.6 million decrease in direct origination expenses.  Partially offsetting the increase in gain on sale of loans, net a $1.5 million decrease in premiums from servicing retained loan sales.

As previously discussed, for the six months ended June 30, 2020, the substantial remarking of our NonQM loan portfolio held-for-sale as a result of spreads widening substantially on credit assets due to potential pandemic related payment delinquencies and forbearances, causing a severe decline in the values assigned by counterparties for NonQM assets, which resulted in a significant loss on sale of loans, net.  For the six months ended June 30, 2021, we originated and sold $1.5 billion of mortgage loans, respectively, as compared to $1.5 billion and $2.2 billion of loans originated and sold, respectively, during the same period in 2020.  During the six months ended June 30, 2021, margins were 211 bps as compared to the negative margins during the same period in 2020 resulting in the aforementioned loss on sale of loans.

For the six months ended June 30, 2021, servicing (expenses) fees, net were an expense of $269 thousand compared to income of $3.9 million in the comparable 2020 period.  The decrease in servicing fees, net was the result of the sale of $4.2 billion in UPB of Freddie Mac and GNMA MSRs in the second and third quarters of 2020.  In addition, the substantial decrease in mortgage interest rates during 2020 caused a significant increase in runoff of our mortgage servicing portfolio which combined with the servicing sale decreased the servicing portfolio average balance 99% to $41.8 million for the six months ended June 30, 2021 as compared to an average balance of $3.2 billion for the comparable period in 2020.  As a result of the servicing sales in 2020, we will continue to see a reduction in servicing fees, net and recognize a servicing expense related to interim subservicing and other servicing costs related to the small UPB of remaining servicing portfolio.    During the six months ended June 30, 2021, we had $19.8 million in servicing retained loan sales.

For the six months ended June 30, 2021, gain (loss) on MSRs, net was $1 thousand compared to a loss of $26.8 million in the comparable 2020 period.  For the six months ended June 30, 2021, we recorded a $39 thousand gain from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market rates, inputs and assumptions partially offset by scheduled and voluntary prepayments.  For the six months ended June 30, 2020, we recorded a $21.9 million loss from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market rates, inputs and assumptions as well as voluntary and scheduled prepayments.  As a result of the aforementioned decrease in interest rates during 2020 and through the second quarter of 2021, $21.4 million of the $21.9 million change in fair value of MSRs was due to prepayments, with $17.7 million primarily due to an increase in prepayment speed assumptions and $3.7 million due to voluntary prepayments.

For the six months ended June 30, 2021, other income (expense) decreased to an expense of $175 thousand as compared to income of $2.4 million in the comparable 2020 period. The $2.6 million decrease in other income was primarily due to a $2.6 million decrease net interest spread between loans held-for-sale and their related warehouse borrowings during the six months ended June 30, 2021 as compared to the comparable period in 2020.  As a result of the low interest rate environment which began in the first quarter of 2020, the base interest rates for our warehouse lines of credit have all hit their floor, which is greater than the note rate on the underlying mortgage loan financed, resulting in negative spread on our financing. Partially offsetting the decrease in other income was a decrease in interest expense related to MSR financing as a result of the aforementioned sale of our mortgage servicing portfolio in 2020.

Personnel expense decreased $472 thousand to $23.7 million for the six months ended June 30, 2021, as compared to the same period in 2020.  We continue to rebuild our NonQM platform as well as balance the industry wide escalation in cost of production and operational talent as we manage our headcount, pipeline and capacity to balance the risks inherent in an aggregation execution model.  As a result, average headcount decreased 5% for the six months ended June 30, 2021 as compared to the same period in 2020. Although personnel expense declined during the six months ended June 30, 2021, it increased to 162 bps of funding’s as compared to 159 bps for the comparable 2020 period.

Business promotion expense decreased $240 thousand to $3.0 million for the six months ended June 30, 2021 as compared to $3.2 million for the same period in the prior year.  Business promotion had remained low as compared to prior periods as a result of the current interest rate environment which requires significantly less business promotion to source leads.  During the second quarter of 2021, we increased business promotion to maintain our lead volume as well as we began targeting NonQM production in the retail channel. Although we continue to source loan leads through digital campaigns, which allow for a more cost effective approach, the competitiveness within the California market has driven up advertising costs.

General, administrative and other expenses decreased to $4.9 million for the six months ended June 30, 2021, compared to $6.0 million for the same period in 2020.  The decrease in general, administrative and other expenses was partially due to a $1.1 million decrease in occupancy expense partially due to right of use (ROU) asset impairment during the first quarter of 2020 as well as a reduction in occupancy expense associated with the impaired space and a $661 thousand decrease in other various general and administrative expenses. Partially offsetting the decrease in general, administrative and other expenses was a $661 thousand increase in legal and professional fees.

Long-Term Mortgage Portfolio

	For the Three Months Ended June 30,
			$	%
	2021	2020	Change	Change
Other revenue	$42	$30	$12	40%

Personnel expense	(27)	(35)	8	23
General, administrative and other	(108)	(144)	36	25
Total expenses	(135)	(179)	44	25

Net interest income	1,038	1,089	(51)	(5)
Change in fair value of long-term debt	1,417	(4,208)	5,625	134
Change in fair value of net trust assets, including trust REO gains (losses)	(2,141)	(864)	(1,277)	(148)
Total other income (expense)	314	(3,983)	4,297	108
Earnings (loss) before income taxes	$221	$(4,132)	$4,353	105%

For the three months ended June 30, 2021 and 2020, net interest income was flat at $1.1 million. Net interest income decreased $51 thousand for the three months ended June 30, 2021 primarily attributable to a $92 thousand increase in interest expense on the long-term debt associated with an increase in interest accretion offset by a $40 thousand increase in net interest spread on the long-term mortgage portfolio.

During the three months ended June 30, 2021, the fair value of long-term debt decreased by $461 thousand to $44.9 million from $45.4 million at March 31, 2021.  The decrease in estimated fair value was the result of a $1.4 million change in the market specific credit risk as a result of a decrease in the forward LIBOR curve as compared to the first quarter of 2021, partially offset by a $538 thousand change in the instrument specific credit risk and a $418 thousand increase due to accretion.

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $2.1 million for the three months ended June 30, 2021.  The change in fair value of net trust assets, excluding REO was due to $1.8 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral as a result of cash received in excess of projections during the quarter and an increase in prepayments on certain trusts which resulted in a reduction in future residual cashflows, partially offset by a decrease in forward LIBOR. Additionally, the NRV of REO decreased $313 thousand during the period attributed to higher expected loss severities on properties within certain states held in the long-term mortgage portfolio during the period.

	For the Six Months Ended June 30,
			$	%
	2021	2020	Change	Change
Other revenue	$69	$72	$(3)	(4)%

Personnel expense	(55)	(69)	14	20
General, administrative and other	(201)	(281)	80	28
Total expenses	(256)	(350)	94	27

Net interest income	2,341	2,376	(35)	(1)
Change in fair value of long-term debt	2,442	4,828	(2,386)	(49)
Change in fair value of net trust assets, including trust REO gains (losses)	(3,814)	(3,247)	(567)	(17)
Total other income	969	3,957	(2,988)	(76)
Earnings before income taxes	$782	$3,679	$(2,897)	(79)%

For the six months ended June 30, 2021, net interest income was flat at $2.3 million. Net interest income decreased $35 thousand for the six months ended June 30, 2021 primarily attributable to a $58 thousand decrease in net interest spread on the long-term mortgage portfolio partially offset by a $24 thousand decrease in interest expense on the long-term debt associated with a decrease in interest expense partially offset by an increase in accretion.

During the six months ended June 30, 2021, the fair value of long-term debt increased by $487 thousand to $44.9 million from $44.4 million at December 31, 2020. The increase in estimated fair value was the result of a $2.2 million change in the instrument specific credit risk and a $724 thousand increase due to accretion, partially offset by a $2.4 million change in the market specific credit risk as a result of an increase in the forward LIBOR curve as compared to the fourth quarter of 2020.

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $3.8 million for the six months ended June 30, 2021.  The change in fair value of net trust assets, excluding REO was due to $5.4 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral as a result of cash received during the period and an increase in forward LIBOR, as compared to December 2020, offset by a decrease in loss assumptions for certain trusts. The NRV of REO increased $1.6 million during the period which partially offset the change in fair value of the net trust assets, excluding REO.  The increase in NRV of REO was attributed to lower expected loss severities on properties within certain states held in the long-term mortgage portfolio during the period.

Real Estate Services

	For the Three Months Ended June 30,
			$	%
	2021	2020	Change	Change
Real estate services fees, net	$478	$293	$185	63%
Personnel expense	(292)	(287)	(5)	(2)
General, administrative and other	(64)	(69)	5	7
Earnings (loss) before income taxes	$122	$(63)	$185	294%

For the three months ended June 30, 2021, real estate services fees, net were $478 thousand compared to $293 thousand in the comparable 2020 period. The $185 thousand increase in real estate services fees, net was primarily the result of a $121 thousand increase in loss mitigation fees and a $64 thousand increase in real estate service fees.  Although the real estate services fees, net increased as compared to the same period in 2020, they have declined and will continue to decline over time as a result of the decline in the number of loans and the UPB of the long-term mortgage portfolio.

	For the Six Months Ended June 30,
			$	%
	2021	2020	Change	Change
Real estate services fees, net	$688	$687	$1	0%
Personnel expense	(597)	(575)	(22)	(4)
General, administrative and other	(128)	(142)	14	10
Loss before income taxes	$(37)	$(30)	$(7)	(23)%

For the six months ended June 30, 2021, real estate services fees, net were $688 thousand compared to $687 thousand in the comparable 2020 period. The real estate service fees were flat for the six months ended June 30, 2021 as compared to the same period in 2020, and have declined and will continue to decline over time as a result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio.

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

	For the Three Months Ended June 30,
			$	%
	2021	2020	Change	Change
Interest expense	$(464)	$(595)	$131	22%
Other expenses	(3,883)	(4,307)	424	10
Net loss before income taxes	$(4,347)	$(4,902)	$555	11%

For the three months ended June 30, 2021, interest expense decreased to $464 thousand as compared to $595 thousand in the comparable 2020 period. The decrease was primarily due to a $174 thousand decrease in interest expense attributable to the Notes extension entered into in 2020, partially offset by a $41 thousand increase in interest expense associated with the premium financing associated with the corporate-owned life insurance trusts liability.

For the three months ended June 30 2021, other expenses decreased to $3.9 million as compared to $4.3 million for the comparable 2020 period. During the three months ended June 30, 2021, the primary decrease in other expense was a $1.4 million decrease in premiums associated with the corporate-owned life insurance trusts liability in the second quarter of 2020, a $418 thousand decrease in legal and professional fees and a $265 thousand decrease in personnel expense. Partially offsetting the decrease in other expense was a $1.3 million reduction due to the increase in cash surrender value of corporate-owned life insurance trusts in the second quarter of 2020, a $238 thousand increase in insurance expense and a $124 thousand increase in occupancy expense.

	For the Six Months Ended June 30,
			$	%
	2021	2020	Change	Change
Interest expense	$(924)	$(1,054)	$130	12%
Other expenses	(8,189)	(9,578)	1,389	15
Net loss before income taxes	$(9,113)	$(10,632)	$1,519	14%

For the six months ended June 30, 2021, interest expense decreased to $924 thousand as compared to $1.1 million in the comparable 2020 period. The decrease was primarily due to a $295 thousand decrease in interest expense attributable to the convertible note extension entered into in 2020, partially offset by a $153 thousand increase in interest expense associated with the premium financing associated with the corporate-owned life insurance trusts liability.

For the six months ended June 30, 2021, other expenses decreased to $8.2 million as compared to $9.6 million for the comparable 2020 period. During the six months ended June 30, 2021, the primary decrease in other expense was a $1.4 million decrease in premiums associated with the corporate-owned life insurance trusts liability as compared to the same period in 2020, a $1.1 million decrease in personnel expense and a $652 thousand decrease in legal and professional fees. Partially offsetting the decrease in other expense was a $1.0 million reduction due to the increase in cash surrender value of corporate-owned life insurance trusts as compared to the same period in 2020, a $478 thousand increase in insurance expense and a $385 thousand increase in occupancy expense.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our chief executive officer and interim principal financial officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). Based on that evaluation, the Company’s chief executive officer and interim principal financial officer concluded that, June 30, 2021, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A:  RISK FACTORS

None.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

Information with respect to this item and the Company's Series B Preferred Stock may be found in Note 12--Equity and Share Based Payments of the "Notes to Unaudited Consolidated Financial Statements" included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

See also, Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

ITEM 4:  MINE SAFETY DISCLOSURES

None.

ITEM 5:  OTHER INFORMATION

None.

ITEM 6: EXHIBITS

(a)	Exhibits:
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from Impac Mortgage Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline eXtensible Business Reporting Language (XBRL): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
August 13, 2021

/s/ JON GLOECKNER
Jon Gloeckner
SVP, Treasury & Financial Reporting
(Interim Principal Financial Officer and Principal Accounting Officer)
August 13, 2021