Form 10-Q
period 2021-09-30
IMPAC MORTGAGE HOLDINGS INC
filed 2021-11-12
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

There were 21,332,684 shares of common stock outstanding as of November 5, 2021.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2021	2020
ASSETS	(unaudited)
Cash and cash equivalents	$42,192	$54,150
Restricted cash	5,812	5,602
Mortgage loans held-for-sale	275,544	164,422
Mortgage servicing rights	757	339
Securitized mortgage trust assets	1,727,736	2,103,269
Other assets	38,467	41,524
Total assets	$2,090,508	$2,369,306
LIABILITIES
Warehouse borrowings	$261,464	$151,932
Convertible notes, net	20,000	20,000
Long-term debt	46,458	44,413
Securitized mortgage trust liabilities	1,707,494	2,086,557
Other liabilities	47,810	50,753
Total liabilities	2,083,226	2,353,655

Commitments and contingencies (See Note 11)

STOCKHOLDERS’ EQUITY
Series A-1 junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $35,360; 2,000,000 shares authorized, 665,592 cumulative shares issued and outstanding as of September 30, 2021 and December 31, 2020 (See Note 12)	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,127; 5,500,000 shares authorized; 1,405,086 cumulative shares issued and outstanding as of September 30, 2021 and December 31, 2020 (See Note 12)	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 21,332,684 and 21,238,191 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	213	212
Additional paid-in capital	1,237,767	1,237,102
Accumulated other comprehensive earnings, net of tax	23,192	24,766
Total accumulated deficit:
Cumulative dividends declared	(822,520)	(822,520)
Accumulated deficit	(431,391)	(423,930)
Total accumulated deficit	(1,253,911)	(1,246,450)
Total stockholders’ equity	7,282	15,651
Total liabilities and stockholders’ equity	$2,090,508	$2,369,306

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS (LOSS)

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
Gain (loss) on sale of loans, net	$19,608	$19,261	$50,432	$(7,451)
Real estate services fees, net	244	332	932	1,018
Gain (loss) on mortgage servicing rights, net	101	(133)	102	(26,885)
Servicing (expense) fees, net	(124)	(125)	(393)	3,733
Other	(11)	143	308	1,495
Total revenues, net	19,818	19,478	51,381	(28,090)
Expenses
Personnel	12,685	11,186	39,574	39,624
General, administrative and other	4,927	4,828	15,991	18,418
Business promotion	2,185	104	5,146	3,307
Total expenses	19,797	16,118	60,711	61,349
Operating earnings (loss)	21	3,360	(9,330)	(89,439)

Other income (expense)
Interest income	17,197	25,965	49,429	97,893
Interest expense	(16,420)	(25,245)	(47,433)	(93,464)
Change in fair value of long-term debt	(1,803)	(1,127)	638	3,701
Change in fair value of net trust assets, including trust REO gains	3,112	(1,349)	(702)	(4,596)
Total other income (expense), net	2,086	(1,756)	1,932	3,534
Earnings (loss) before income taxes	2,107	1,604	(7,398)	(85,905)
Income tax expense	21	4	63	55
Net earnings (loss)	$2,086	$1,600	$(7,461)	$(85,960)

Other comprehensive earnings (loss)
Change in fair value of instrument specific credit risk of long-term debt	631	362	(1,574)	(525)
Total comprehensive earnings (loss)	$2,717	$1,962	$(9,035)	$(86,485)

Net earnings (loss) per common share:
Basic	$0.08	$0.08	$(0.37)	$(4.05)
Diluted	$0.08	$0.08	$(0.37)	$(4.05)

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Preferred		Common		Additional	Cumulative		Accumulated Other	Total
	Shares	Preferred	Shares	Common	Paid-In	Dividends	Accumulated	Comprehensive	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Declared	Deficit	Earnings, net of tax	Equity
Balance, December 31, 2020	2,070,678	$21	21,238,191	$212	$1,237,102	$(822,520)	$(423,930)	$24,766	$15,651

Stock based compensation	—	—	—	—	218	—	—	—	218
Issuance of restricted stock units	—	—	94,493	1	—	—	—	—	1
Other comprehensive loss	—	—	—	—	—	—	—	(1,667)	(1,667)
Net loss	—	—	—	—	—	—	(683)	—	(683)
Balance, March 31, 2021	2,070,678	$21	21,332,684	$213	$1,237,320	$(822,520)	$(424,613)	$23,099	$13,520

Stock based compensation	—	—	—	—	224	—	—	—	224
Other comprehensive loss	—	—	—	—	—	—	—	(538)	(538)
Net loss	—	—	—	—	—	—	(8,864)	—	(8,864)
Balance, June 30, 2021	2,070,678	$21	21,332,684	$213	$1,237,544	$(822,520)	$(433,477)	$22,561	$4,342

Stock based compensation	—	—	—	—	223	—	—	—	223
Other comprehensive earnings	—	—	—	—	—	—	—	631	631
Net earnings	—	—	—	—	—	—	2,086	—	2,086
Balance, September 30, 2021	2,070,678	$21	21,332,684	$213	$1,237,767	$(822,520)	$(431,391)	$23,192	$7,282

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

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,461)	$(85,960)
(Gain) loss on sale of mortgage servicing rights	(143)	4,925
Change in fair value of mortgage servicing rights	41	21,960
Gain on sale of mortgage loans	(47,017)	(13,520)
Change in fair value of mortgage loans held-for-sale	(3,632)	16,595
Change in fair value of derivatives lending, net	504	100
Change in provision for repurchases	(287)	4,276
Origination of mortgage loans held-for-sale	(2,144,067)	(1,936,904)
Sale and principal reduction on mortgage loans held-for-sale	2,083,135	2,566,925
Gain from trust REO	(1,289)	(4,959)
Change in fair value of net trust assets, excluding trust REO	1,991	9,555
Change in fair value of long-term debt	(638)	(3,701)
Accretion of interest income and expense	40,335	49,320
Amortization of debt issuance costs and discount on note payable	—	4
Stock-based compensation	665	548
Accretion of interest expense on corporate debt	—	202
Loss on disposal of premises and equipment	102	—
Net change in other assets	1,585	5,703
Net change in other liabilities	(1,928)	(13,933)
Net cash (used in) provided by operating activities	(78,104)	621,136

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in securitized mortgage collateral	462,387	313,451
Proceeds from the sale of mortgage servicing rights	143	16,338
Investment in corporate-owned life insurance	(177)	(1,220)
Purchase of premises and equipment	(27)	(534)
Proceeds from the sale of trust REO	6,696	18,199
Net cash provided by investing activities	469,022	346,234

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of MSR financing	—	(15,448)
Borrowings under MSR financing	—	15,448
Repayment of warehouse borrowings	(1,975,667)	(2,424,655)
Borrowings under warehouse agreements	2,085,199	1,865,328
Repayment of securitized mortgage borrowings	(512,540)	(385,610)
Net change in liabilities related to corporate-owned life insurance	341	1,699
Tax payments on stock based compensation awards	—	(2)
Issuance of restricted stock	1	—
Retirement of restricted stock	—	(126)
Proceeds from exercise of stock options	—	47
Net cash used in financing activities	(402,666)	(943,319)
Net change in cash, cash equivalents and restricted cash	(11,748)	24,051
Cash, cash equivalents and restricted cash at beginning of year	59,752	37,132
Cash, cash equivalents and restricted cash at end of period	$48,004	$61,183

NON-CASH TRANSACTIONS
Transfer of securitized mortgage collateral to trust REO	$5,676	$8,117
Mortgage servicing rights retained from issuance of mortgage backed securities and loan sales	459	1,753
Recognition of corporate-owned life insurance cash surrender value (included in Other assets)	—	9,476
Recognition of corporate-owned life insurance trusts (included in Other liabilities)	—	10,757
Issuance of warrants	—	242

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data or as otherwise indicated)

Note 1.—Summary of Business and Financial Statement Presentation

Business Summary

Impac Mortgage Holdings, Inc. (the Company or IMH) is a financial services company incorporated in Maryland with the following direct and indirect wholly-owned operating subsidiaries: Integrated Real Estate Service Corp. (IRES), Impac Mortgage Corp. (IMC), IMH Assets Corp. (IMH Assets), Impac Funding Corporation (IFC) and Copperfield Capital Corporation (CCC).  The Company’s operations include the mortgage lending operations and real estate services conducted by IRES, IMC and CCC and the long-term mortgage portfolio (residual interests in securitizations reflected as securitized mortgage trust assets and liabilities in the consolidated balance sheets) conducted by IMH.  IMC’s mortgage lending operations include the activities of its division, CashCall Mortgage.

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the United States Securities and Exchange Commission.

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

Note 2.—Mortgage Loans Held-for-Sale

A summary of the unpaid principal balance (UPB) of mortgage LHFS by type is presented below:

	September 30,	December 31,
	2021	2020
Government (1)	$5,388	$7,924
Conventional (2)	136,659	141,139
Jumbo & Non-qualified mortgages (NonQM)	125,570	11,064
Fair value adjustment (3)	7,927	4,295
Total mortgage loans held-for-sale	$275,544	$164,422
(1)	Includes all government-insured loans including Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).
(2)	Includes loans eligible for sale to Federal National Mortgage Association (Fannie Mae or FNMA) and Federal Home Loan Mortgage Corporation (Freddie Mac or FHLMC).
(3)	Changes in fair value are included in gain (loss) on sale of loans, net in the accompanying consolidated statements of operations and comprehensive earnings (loss).

At September 30, 2021, no loans were in nonaccrual status and $1.2 million in UPB of mortgage LHFS were in nonaccrual status at December 31, 2020, as the loans were 90 days or more delinquent.  The carrying value of the nonaccrual loans at December 31, 2020 was $1.1 million.

Gain (loss) on sale of loans, net in the consolidated statements of operations and comprehensive earnings (loss), is comprised of the following for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Gain on sale of mortgage loans	$19,230	$8,454	$58,345	$34,093
Premium from servicing retained loan sales	246	—	459	1,753
Unrealized gain (loss) from derivative financial instruments	2,591	5,241	(504)	(100)
(Loss) gain from derivative financial instruments	(2,085)	—	829	(11,035)
Mark to market gain (loss) on LHFS	4,228	6,607	3,632	(16,595)
Direct origination expenses, net	(4,677)	(1,774)	(12,616)	(11,291)
Change in provision for repurchases	75	733	287	(4,276)
Gain (loss) on sale of loans, net	$19,608	$19,261	$50,432	$(7,451)

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

The following table summarizes the activity of MSRs for the nine months ended September 30, 2021 and year ended December 31, 2020:

	September 30,	December 31,
	2021	2020
Balance at beginning of year	$339	$41,470
Additions from servicing retained loan sales	459	2,094
Reductions from bulk sales	—	(21,263)
Changes in fair value (1)	(41)	(21,962)
Fair value of MSRs at end of period	$757	$339
(1)	Changes in fair value are included within gain (loss) on mortgage servicing rights, net in the accompanying consolidated statements of operations and comprehensive earnings (loss).

At September 30, 2021 and December 31, 2020, the UPB of the mortgage servicing portfolio was comprised of the following:

	September 30,	December 31,
	2021	2020
Government insured	$65,142	$30,524
Conventional	—	—
Total loans serviced	$65,142	$30,524

The table below illustrates hypothetical changes in fair values of MSRs caused by assumed immediate changes to key assumptions that are used to determine fair value. See Note 7.—Fair Value of Financial Instruments for a description of the key assumptions used to determine the fair value of MSRs.

	September 30,	December 31,
Mortgage Servicing Rights Sensitivity Analysis	2021	2020
Fair value of MSRs	$757	$339
Prepayment Speed:
Decrease in fair value from 10% adverse change	(26)	(13)
Decrease in fair value from 20% adverse change	(52)	(26)
Decrease in fair value from 30% adverse change	(76)	(38)
Discount Rate:
Decrease in fair value from 10% adverse change	(31)	(13)
Decrease in fair value from 20% adverse change	(60)	(25)
Decrease in fair value from 30% adverse change	(86)	(37)

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

Gain (loss) on mortgage servicing rights, net is comprised of the following for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Change in fair value of mortgage servicing rights	$(42)	$(18)	$(41)	$(21,960)
Gain (loss) on sale of mortgage servicing rights	143	(115)	143	(4,925)
Gain (loss) on mortgage servicing rights, net	$101	$(133)	$102	$(26,885)

Servicing (expense) fees, net is comprised of the following for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Contractual servicing fees	$50	$42	$123	$5,150
Late and ancillary fees	—	1	—	67
Subservicing and other costs	(174)	(168)	(516)	(1,484)
Servicing (expense) fees, net	$(124)	$(125)	$(393)	$3,733

Loans Eligible for Repurchase from Government National Mortgage Association (GNMA or Ginnie Mae)

The Company sells loans in Ginnie Mae guaranteed MBS by pooling eligible loans through a pool custodian and assigning rights to the loans to Ginnie Mae. When these Ginnie Mae loans are initially pooled and securitized, the Company meets the criteria for sale treatment and de-recognizes the loans. The terms of the Ginnie Mae MBS program allow, but do not require, the Company to repurchase mortgage loans when the borrower has made no payments for three consecutive months. When the Company has the unconditional right, as servicer, to repurchase Ginnie Mae pool loans it has previously sold and are more than 90 days past due, and the repurchase will provide a “more than trivial benefit”, the Company then re-recognizes the loans on its consolidated balance sheets in other assets, at their UPB and records a corresponding liability in other liabilities in the consolidated balance sheets.  At September 30, 2021 and December 31, 2020, loans eligible for repurchase from GNMA totaled $452 thousand and $114 thousand, respectively, in UPB.  As part of the Company’s repurchase reserve, the Company records a repurchase provision to provide for estimated losses from the sale or securitization of all mortgage loans, including these loans.

Note 4.—Leases

The Company has three operating leases for office space expiring at various dates through 2024 and one financing lease which concludes in 2023.  During the three and nine months ended September 30, 2021, cash paid for operating leases was $1.2 million and $3.4 million, respectively, while total operating lease expense was $1.0 million and $3.0 million, respectively.  During the three and nine months ended September 30, 2020, cash paid for operating leases was $1.3 million and $4.0 million, respectively, while total operating lease expense was $1.0 million and $3.6 million, respectively.  Operating lease expense includes short-term leases and sublease income, both of which are immaterial.  During the three months ended March 31, 2020, the Company recognized right of use (ROU) asset impairment of $393 thousand related to the consolidation of one floor of its corporate office, reducing the carrying value of the lease asset to its estimated fair value.  The impairment charge is included in general, administrative and other expense in the consolidated statements of operations and comprehensive earnings (loss).

The following table presents the operating and finance lease balances within the consolidated balance sheets, weighted average remaining lease term, and weighted average discount rates related to the Company’s operating and finance leases as of September 30, 2021:

		September 30,
Lease Assets and Liabilities	Classification	2021
Assets
Lease ROU assets	Other assets	$ 11,072

Liabilities
Lease liabilities	Other liabilities	$ 13,600

Weighted average remaining lease term (in years)		3.0
Weighted average discount rate		4.8%

The following table presents the maturity of the Company’s operating and financing lease liabilities as of September 30, 2021:

Year remaining 2021	$1,198
Year 2022	4,809
Year 2023	4,909
Year 2024	3,729
Total lease commitments	$14,645
Less: imputed interest	(1,045)
Total lease liability	$13,600

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

Under the terms of these warehouse lines, the Company is required to maintain various financial and other covenants. At September 30, 2021, the Company was in compliance with all financial covenants from its lenders. The following table presents certain information on warehouse borrowings for the periods indicated:

	Maximum	Balance Outstanding at
	Borrowing	September 30,	December 31,
	Capacity	2021	2020	Maturity Date
Short-term borrowings:
Repurchase agreement 1	$50,000	$23,691	$49,963	November 24, 2021
Repurchase agreement 2	200,000	147,411	51,310	September 13, 2022
Repurchase agreement 3	300,000	75,394	50,659	September 23, 2022
Repurchase agreement 4 (1)	25,000	14,968	—	March 31, 2022
Total warehouse borrowings	$575,000	$261,464	$151,932
(1)	During the three months ended September 30, 2021, we added $25.0 million in additional borrowing capacity as repurchase agreement 4 became operational for funding.

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

Long-term Debt

The Company carries its Junior Subordinated Notes at estimated fair value as more fully described in Note 7.—Fair Value of Financial Instruments. The following table shows the remaining principal balance and fair value of Junior Subordinated Notes issued as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Junior Subordinated Notes (1)	$62,000	$62,000
Fair value adjustment	(15,542)	(17,587)
Total Junior Subordinated Notes	$46,458	$44,413
(1)	Stated maturity of March 2034; requires quarterly interest payments at a variable rate of 3-month LIBOR plus 3.75% per annum.

Note 6.—Securitized Mortgage Trusts

Securitized Mortgage Trust Assets

Securitized mortgage trust assets, which are recorded at their estimated fair value, are comprised of the following at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Securitized mortgage collateral, at fair value	$1,724,372	$2,100,175
REO, at net realizable value (NRV)	3,364	3,094
Total securitized mortgage trust assets	$1,727,736	$2,103,269

Securitized Mortgage Trust Liabilities

Securitized mortgage trust liabilities, which are recorded at their estimated fair value, are comprised of the following at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Securitized mortgage borrowings	$1,707,494	$2,086,557

Changes in fair value of net trust assets, including trust REO gains, are comprised of the following for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Change in fair value of net trust assets, excluding REO	$3,381	$(3,143)	$(1,991)	$(9,555)
(Losses) gains from trust REO	(269)	1,794	1,289	4,959
Change in fair value of net trust assets, including trust REO gains (losses)	$3,112	$(1,349)	$(702)	$(4,596)

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

The following table presents the estimated fair value of financial instruments included in the consolidated financial statements as of the dates indicated:

	September 30, 2021				December 31, 2020
	Carrying	Estimated Fair Value			Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$42,192	$42,192	$—	$—	$54,150	$54,150	$—	$—
Restricted cash	5,812	5,812	—	—	5,602	5,602	—	—
Mortgage loans held-for-sale	275,544	—	275,544	—	164,422	—	164,422	—
Mortgage servicing rights	757	—	—	757	339	—	—	339
Derivative assets, lending, net (1)	6,628	—	1,264	5,364	7,275	—	—	7,275
Securitized mortgage collateral	1,724,372	—	—	1,724,372	2,100,175	—	—	2,100,175

Liabilities
Warehouse borrowings	$261,464	$—	$261,464	$—	$151,932	$—	$151,932	$—
Convertible notes	20,000	—	—	20,000	20,000	—	—	20,000
Long-term debt	46,458	—	—	46,458	44,413	—	—	44,413
Securitized mortgage borrowings	1,707,494	—	—	1,707,494	2,086,557	—	—	2,086,557
Derivative liabilities, lending, net (2)	—	—	—	—	143	—	143	—
(1)	Represents IRLCs and Hedging Instruments and are included in other assets in the accompanying consolidated balance sheets.
(2)	Represents Hedging Instruments and are included in other liabilities in the accompanying consolidated balance sheets.

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

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its MSRs, securitized mortgage collateral and borrowings, derivative assets and liabilities (IRLCs), Notes and long-term debt as Level 3 fair value measurements. Level 3 assets and liabilities measured at fair value on a recurring basis were approximately 84% and 86% and 90% and 93%, respectively, of total assets and total liabilities measured at estimated fair value at September 30, 2021 and December 31, 2020.

Recurring Fair Value Measurements

The Company assesses its financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers into Level 3 classified instruments during the nine months ended September 30, 2021.

The following tables present the Company’s assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at September 30, 2021 and December 31, 2020, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	September 30, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Mortgage loans held-for-sale	$—	$275,544	$—	$—	$164,422	$—
Derivative assets, lending, net (1)	—	1,264	5,364	—	—	7,275
Mortgage servicing rights	—	—	757	—	—	339
Securitized mortgage collateral	—	—	1,724,372	—	—	2,100,175
Total assets at fair value	$—	$276,808	$1,730,493	$—	$164,422	$2,107,789
Liabilities
Securitized mortgage borrowings	$—	$—	$1,707,494	$—	$—	$2,086,557
Long-term debt	—	—	46,458	—	—	44,413
Derivative liabilities, lending, net (2)	—	—	—	—	143	—
Total liabilities at fair value	$—	$—	$1,753,952	$—	$143	$2,130,970
(1)	At September 30, 2021, derivative assets, lending, net included $5.4 million in IRLCs and $1.3 million in Hedging Instruments included in other assets in the accompanying consolidated balance sheets. At December 31, 2020, derivative assets, lending, net included $7.3 million in IRLCs and is included in other assets in the accompanying consolidated balance sheets.
(2)	At September 30, 2021 and December 31, 2020, derivative liabilities, lending, net are included in other liabilities in the accompanying consolidated balance sheets.

The following tables present reconciliations for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2021 and 2020:

	Level 3 Recurring Fair Value Measurements
	For the Three Months Ended September 30, 2021

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, June 30, 2021	$1,858,423	$(1,847,224)	$553	$4,262	$(44,900)
Total gains (losses) included in earnings:
Interest income (1)	(1,557)	—	—	—	—
Interest expense (1)	—	(10,172)	—	—	(386)
Change in fair value	23,439	(20,057)	(42)	1,102	(1,803)
Change in instrument specific credit risk	—	—	—	—	631	(2)
Total gains (losses) included in earnings	21,882	(30,229)	(42)	1,102	(1,558)
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	246	—	—
Settlements	(155,933)	169,959	—	—	—
Fair value, September 30, 2021	$1,724,372	$(1,707,494)	$757	$5,364	$(46,458)
(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $2.2 million for the three months ended September 30, 2021. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive earnings (loss) is primarily from contractual interest on the securitized mortgage collateral and borrowings.
(2)	Amount represents the change in instrument specific credit risk in other comprehensive earnings (loss) in the consolidated statements of operations and comprehensive earnings (loss).

	Level 3 Recurring Fair Value Measurements
	For the Three Months Ended September 30, 2020

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, June 30, 2020	$2,225,422	$(2,213,863)	$279	$1,799	$(41,811)
Total gains (losses) included in earnings:
Interest income (1)	1,278	—	—	—	—
Interest expense (1)	—	(18,198)	—	—	(259)
Change in fair value	69,931	(73,074)	(18)	5,241	(1,127)
Change in instrument specific credit risk	—	—	—	—	362	(2)
Total gains (losses) included in earnings	71,209	(91,272)	(18)	5,241	(1,024)
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	(91,237)	114,339	(261)	—	—
Fair value, September 30, 2020	$2,205,394	$(2,190,796)	$—	$7,040	$(42,835)
(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $2.2 million for the three months ended September 30, 2020. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive earnings (loss) is primarily from contractual interest on the securitized mortgage collateral and borrowings.
(2)	Amount represents the change in instrument specific credit risk in other comprehensive earnings (loss) in the consolidated statements of operations and comprehensive earnings (loss).

The following tables present reconciliations for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2021 and 2020:

	Level 3 Recurring Fair Value Measurements
	For the Nine Months Ended September 30, 2021

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, December 31, 2020	$2,100,175	$(2,086,557)	$339	$7,275	$(44,413)
Total (losses) gains included in earnings:
Interest income (1)	(11,036)	—	—	—	—
Interest expense (1)	—	(28,190)	—	—	(1,109)
Change in fair value	103,296	(105,287)	(41)	(1,911)	638
Change in instrument specific credit risk	—	—	—	—	(1,574)	(2)
Total gains (losses) included in earnings	92,260	(133,477)	(41)	(1,911)	(2,045)
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	459	—	—
Settlements	(468,063)	512,540	—	—	—
Fair value, September 30, 2021	$1,724,372	$(1,707,494)	$757	$5,364	$(46,458)
Unrealized (losses) gains still held (3)	$(156,952)	$2,367,197	$757	$5,364	$15,542

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $6.5 million for the nine months ended September 30, 2021. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive earnings (loss) is primarily from contractual interest on the securitized mortgage collateral and borrowings.
(2)	Amount represents the change in instrument specific credit risk in other comprehensive earnings (loss) in the consolidated statements of operations and comprehensive earnings (loss).
(3)	Represents the amount of unrealized (losses) gains relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at September 30, 2021.

	Level 3 Recurring Fair Value Measurements
	For the Nine Months Ended September 30, 2020

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, December 31, 2019	$2,628,064	$(2,619,210)	$41,470	$7,791	$(45,434)
Total (losses) gains included in earnings:
Interest income (1)	3,386	—	—	—	—
Interest expense (1)	—	(52,129)	—	—	(577)
Change in fair value	(104,488)	94,933	(21,960)	(751)	3,701
Change in instrument specific credit risk	—	—	—	—	(525)	(2)
Total (losses) gains included in earnings	(101,102)	42,804	(21,960)	(751)	2,599
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	1,753	—	—
Settlements	(321,568)	385,610	(21,263)	—	—
Fair value, September 30, 2020	$2,205,394	$(2,190,796)	$—	$7,040	$(42,835)
Unrealized (losses) gains still held (3)	$(295,390)	$2,529,419	$—	$7,040	$19,165

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $6.6 million for the three and nine months ended September 30, 2020. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive earnings (loss) is primarily from contractual interest on the securitized mortgage collateral and borrowings.
(2)	Amount represents the change in instrument specific credit risk in other comprehensive earnings (loss) in the consolidated statements of operations.
(3)	Represents the amount of unrealized (losses) gains relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at September 30, 2020

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and nonrecurring basis at September 30, 2021:

	Estimated	Valuation	Unobservable	Range of	Weighted
Financial Instrument	Fair Value	Technique	Input	Inputs	Average
Assets and liabilities backed by real estate
Securitized mortgage collateral, and	$1,724,372	Discounted Cash Flow	Prepayment rates	0.6 - 37.5%	9.2%
Securitized mortgage borrowings	(1,707,494)		Default rates	0.1 - 24.1%	2.4%
			Loss severities	0.01 - 97.7%	64.8%
			Discount rates	1.6 - 15.0%	2.8%
Other assets and liabilities
Mortgage servicing rights	$757	Discounted Cash Flow	Discount rates	12.5 - 15.0%	12.7%
			Prepayment rates	8.1 - 27.6%	10.9%
Derivative assets - IRLCs, net	5,364	Market pricing	Pull-through rates	50.0 - 98.0%	80.0%
Long-term debt	(46,458)	Discounted Cash Flow	Discount rates	8.5%	8.5%

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

The following tables present the changes in recurring fair value measurements included in net earnings (loss) for the three months ended September 30, 2021 and 2020:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings (Loss)
	For the Three Months Ended September 30, 2021
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Revenue	Gain (Loss) on Sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$(1,557)	$—	$23,439		$—	$—	$—	$21,882
Securitized mortgage borrowings	—	(10,172)	(20,057)		—	—	—	(30,229)
Long-term debt	—	(386)	—		(1,803)	—	—	(2,189)
Mortgage servicing rights (2)	—	—	—		—	(42)	—	(42)
Mortgage loans held-for-sale	—	—	—		—	—	4,228	4,228
Derivative assets — IRLCs	—	—	—		—	—	1,102	1,102
Derivative liabilities — Hedging Instruments	—	—	—		—	—	1,489	1,489
Total	$(1,557)	$(10,558)	$3,382	(3)	$(1,803)	$(42)	$6,819	$(3,759)
(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in gain (loss) on MSRs, net in the consolidated statements of operations and comprehensive earnings (loss).
(3)	For the three months ended September 30, 2021, change in the fair value of net trust assets, excluding REO was $3.4 million.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings (Loss)
	For the Three Months Ended September 30, 2020
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Revenue	Gain (Loss) on Sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$1,278	$—	$69,931		$—	$—	$—	$71,209
Securitized mortgage borrowings	—	(18,198)	(73,074)		—	—	—	(91,272)
Long-term debt	—	(259)	—		(1,127)	—	—	(1,386)
Mortgage servicing rights (2)	—	—	—		—	(18)	—	(18)
Mortgage loans held-for-sale	—	—	—		—	—	6,607	6,607
Derivative assets — IRLCs	—	—	—		—	—	5,241	5,241
Derivative liabilities — Hedging Instruments	—	—	—		—	—	—	—
Total	$1,278	$(18,457)	$(3,143)	(3)	$(1,127)	$(18)	$11,848	$(9,619)
(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in gain (loss) on MSRs, net in the consolidated statements of operations and comprehensive earnings (loss).
(3)	For the three months ended September 30, 2020, change in the fair value of net trust assets, excluding REO was $3.1 million.

The following tables present the changes in recurring fair value measurements included in net earnings (loss) for the nine months ended September 30, 2021 and 2020:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings (Loss)
	For the Nine Months Ended September 30, 2021
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Income	Gain (Loss) on Sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$(11,036)	$—	$103,296		$—	$—	$—	$92,260
Securitized mortgage borrowings	—	(28,190)	(105,287)		—	—	—	(133,477)
Long-term debt	—	(1,109)	—		638	—	—	(471)
Mortgage servicing rights (2)	—	—	—		—	(41)	—	(41)
Mortgage loans held-for-sale	—	—	—		—	—	3,632	3,632
Derivative assets — IRLCs	—	—	—		—	—	(1,911)	(1,911)
Derivative liabilities — Hedging Instruments	—	—	—		—	—	1,407	1,407
Total	$(11,036)	$(29,299)	$(1,991)	(3)	$638	$(41)	$3,128	$(38,601)
(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in gain (loss) on MSRs, net in the consolidated statements of operations and comprehensive earnings (loss).
(3)	For the nine months ended September 30, 2021, change in the fair value of net trust assets, excluding REO was $2.0 million.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings (Loss)
	For the Nine Months Ended September 30, 2020
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Income	Gain (Loss) on Sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$3,386	$—	$(104,488)		$—	$—	$—	$(101,102)
Securitized mortgage borrowings	—	(52,129)	94,933		—	—	—	42,804
Long-term debt	—	(577)	—		3,701	—	—	3,124
Mortgage servicing rights (2)	—	—	—		—	(21,960)	—	(21,960)
Mortgage loans held-for-sale	—	—	—		—	—	(16,595)	(16,595)
Derivative assets — IRLCs	—	—	—		—	—	(751)	(751)
Derivative liabilities — Hedging Instruments	—	—	—		—	—	651	651
Total	$3,386	$(52,706)	$(9,555)	(3)	$3,701	$(21,960)	$(16,695)	$(93,829)
(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in gain (loss) on MSRs, net in the consolidated statements of operations and comprehensive earnings (loss).
(3)	For the nine months ended September 30, 2020, change in the fair value of net trust assets, excluding REO was $9.6 million.

 The following is a description of the measurement techniques for items recorded at estimated fair value on a recurring basis.

Mortgage servicing rights—The Company elected to carry its MSRs arising from its mortgage loan origination operations at estimated fair value. The fair value of MSRs is based upon a discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. MSRs are considered a Level 3 measurement at September 30, 2021 and December 31, 2020.

Mortgage loans held-for-sale—The Company elected to carry its mortgage LHFS originated or acquired at estimated fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage LHFS as a Level 2 measurement at September 30, 2021 and December 31, 2020.

Securitized mortgage collateral—The Company elected to carry its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows with observable market participant assumptions, where available. The Company’s assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of September 30, 2021, securitized mortgage collateral had UPB of $1.9 billion, compared to an estimated fair value on the Company’s balance sheet of $1.7 billion. The aggregate UPB exceeded the fair value by $0.2 billion at September 30, 2021. As of September 30, 2021, the UPB of loans 90 days or more past due was $0.3 billion compared to an estimated fair value of $0.1 billion. The aggregate UPB of loans 90 days or more past due exceeded the fair value by $0.2 billion at September 30, 2021. Securitized mortgage collateral is considered a Level 3 measurement at September 30, 2021 and December 31, 2020.

Securitized mortgage borrowings—The Company elected to carry its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include the Company’s judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of September 30, 2021, securitized mortgage borrowings had an outstanding principal balance of $1.9 billion, net of $2.2 billion in bond losses, compared to an estimated fair value of $1.7 billion. The aggregate outstanding principal balance exceeded the fair value by $0.2 billion at September 30, 2021. Securitized mortgage borrowings are considered a Level 3 measurement at September 30, 2021 and December 31, 2020.

Long-term debt—The Company elected to carry its junior subordinated notes at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company’s own credit risk, including previous settlements with trust preferred debt holders and discounted cash flow analysis. As of September 30, 2021, long-term debt had UPB of $62.0 million compared to an estimated fair value of $46.5 million. The aggregate UPB exceeded the fair value by $15.5 million at September 30, 2021. The long-term debt is considered a Level 3 measurement at September 30, 2021 and December 31, 2020.

Derivative assets and liabilities, lending—The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. The derivatives include IRLCs with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. The derivatives also include hedging instruments (typically to-be-announced mortgage-backed securities (TBA MBS) and forward loan commitments) used to hedge the fair value changes associated with changes in interest rates relating to its mortgage lending originations. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated Pull-through Rate. The anticipated Pull-through Rate is an unobservable input based on historical experience, which results in classification of IRLCs as a Level 3 measurement at September 30, 2021 and December 31, 2020.

The fair value of the Hedging Instruments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, the Hedging Instruments are classified as a Level 2 measurement at September 30, 2021 and December 31, 2020.

The following table includes information for the derivative assets and liabilities related to lending for the periods presented:

			Total Gains (Losses)		Total Gains (Losses)
	Notional Amount		For the Three Months Ended		For the Nine Months Ended
	September 30,	December 31,	September 30,		September 30,
	2021	2020	2021	2020	2021	2020
Derivative – IRLC's (1)	$400,726	$450,913	$1,102	$5,241	$(1,911)	$(751)
Derivative – TBA MBS (1)	224,000	45,000	(596)	—	2,236	(10,384)
Derivative – Forward delivery loan commitment (2)	—	20,000	—	—	—	—
(1)	Amounts included in gain (loss) on sale of loans, net within the accompanying consolidated statements of operations and comprehensive earnings (loss).
(2)	As of December 31, 2020, $20.0 million of forward loan commitments remained unallocated and recorded at fair value in the accompanying consolidated balance sheets.

Nonrecurring Fair Value Measurements

The Company is required to measure certain assets and liabilities at estimated fair value from time to time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10.

The following tables present financial and non-financial assets measured using nonrecurring fair value measurements at September 30, 2021 and 2020, respectively:

	Nonrecurring Fair Value Measurements			Total Gains (Losses) (1)	Total Gains (Losses) (1)
	September 30, 2021			For the Three Months Ended	For the Nine Months Ended
	Level 1	Level 2	Level 3	September 30, 2021	September 30, 2021
REO (2)	$—	$3,364	$—	$(269)	$1,289
(1)	Total gains (losses) reflect gains (losses) from all nonrecurring measurements during the period.
(2)	For the three and nine months ended September 30, 2021, the Company recorded $269 thousand and $1.3 million, respectively, in (losses) gains related to changes in NRV of properties. Losses represent impairment of the NRV attributable to an increase in state specific loss severities on properties held during the period which resulted in a decrease to NRV. Gains represent recovery of the NRV attributable to an improvement in state specific loss severities on properties held during the period which resulted in an increase to NRV.

	Nonrecurring Fair Value Measurements			Total Gains (Losses) (1)	Total Gains (Losses) (1)
	September 30, 2020			For the Three Months Ended	For the Nine Months Ended
	Level 1	Level 2	Level 3	September 30, 2020	September 30, 2020
REO (2)	$—	$1,711	$—	$1,794	$4,959
ROU asset impairment	—	—	14,210	—	(393)
(1)	Total gains (losses) reflect gains from all nonrecurring measurements during the period.
(2)	At September 30, 2020, $1.6 million of REO was within securitized mortgage trust assets. The balance represents REO at September 30, 2020, which have been impaired subsequent to foreclosure. For the three and nine months ended September 30, 2020, the Company recorded $1.8 million and $5.0 million, respectively, in gains, which represent recovery of the NRV attributable to an improvement in state specific loss severities on properties held during the period which resulted in an increase to NRV.

Real estate owned—REO consists of residential real estate (within securitized mortgage trust assets) acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. REO balance representing REOs which have been impaired subsequent to foreclosure are subject to nonrecurring fair value measurement and are included in the nonrecurring fair value measurements tables. Fair values of REO are generally based on observable market inputs, and are considered Level 2 measurements at September 30, 2021 and December 31, 2020.

ROU asset—The Company performs reviews of its ROU assets for impairment when evidence exists that the carrying value of an asset may not be recoverable. During the first quarter of 2020, the Company recorded a $393 thousand ROU asset impairment charge related to the consolidation of one floor of our corporate office. The impairment charge is included in general, administrative and other expense in the consolidated statements of operations and comprehensive earnings (loss).  ROU asset was considered a Level 3 fair value measurement at September 30, 2021 and December 31, 2020.

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

For the quarter ended September 30, 2021, the Company recorded income tax expense of approximately $21 thousand, which was the result of applying 1) the calculated annual effective tax rate (ETR) against the year to date net loss, and 2) the discrete method in jurisdictions where the Company meets an exception to using ETR. Income tax expense for the nine months ended September 30, 2021 was primarily driven by state income taxes from states where the Company does not have net operating loss (NOL) carryforwards. The net deferred tax assets (DTA) were fully valued at September 30, 2021, consistent with December 31, 2020.  Tax expense for the three and nine months ended September 30, 2020, is primarily the result of state income taxes from states where the Company does not have NOL carryforwards or state minimum taxes.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator for basic earnings (loss) per share:
Net earnings (loss)	$2,086	$1,600	$(7,461)	$(85,960)
Less: Cumulative non-declared dividends on preferred stock (1)	(390)	—	(390)	—
Net earnings (loss) attributable to common stockholders	$1,696	$1,600	$(7,851)	$(85,960)

Numerator for diluted earnings (loss) per share:
Net earnings (loss)	$1,696	$1,600	$(7,851)	$(85,960)
Interest expense attributable to convertible notes (2)	—	—	—	—
Net earnings (loss) plus interest expense attributable to convertible notes	$1,696	$1,600	$(7,851)	$(85,960)

Denominator for basic earnings (loss) per share (3):
Basic weighted average common shares outstanding during the period	21,344	21,255	21,327	21,249

Denominator for diluted earnings (loss) per share (3):
Basic weighted average common shares outstanding during the period	21,344	21,255	21,327	21,249
Net effect of dilutive convertible notes and warrants (2)	—	—	—	—
Net effect of dilutive stock options, DSU’s, RSA's and RSU's (2)	1	1	—	—
Diluted weighted average common shares	21,345	21,256	21,327	21,249
Net earnings (loss) per common share:
Basic	$0.08	$0.08	$(0.37)	$(4.05)
Diluted	$0.08	$0.08	$(0.37)	$(4.05)
(1)	Cumulative non-declared dividends in arrears are included beginning July 15, 2021, which was the date the Maryland Court of Appeals affirmed the decision in granting summary judgment in favor of the plaintiffs on the Preferred B voting rights.
(2)	Adjustments to diluted loss per share for the three and nine months ended September 30, 2021 and 2020 were excluded from the calculation, as they were anti-dilutive.
(3)	Number of shares presented in thousands.

At September 30, 2021 and 2020, there were 1.0 million and 1.0 million shares, respectively, of stock options, RSU’s and DSU’s outstanding in the aggregate.  For the three and nine months ended September 30, 2021, there were 930 thousand shares attributable to the Notes that were anti-dilutive.  For the three and nine months ended September 30, 2020, there were 1.2 million shares attributable to the Notes that were anti-dilutive.  Additionally, for the three and nine months ended September 30, 2021, there were 213 thousand warrants that were anti-dilutive.

In addition to the potential dilutive effects of stock options, RSA’s, RSU’s, DSU’s, warrants and Notes listed above, see Note 12.—Equity and Share Based Payments, Redeemable Preferred Stock, for a description of cumulative undeclared dividends in arrears.

Common and preferred dividends are included in the reconciliation of earnings per share beginning July 15, 2021, which was the date the Maryland Court of Appeals affirmed the decision in granting summary judgment in favor of the plaintiffs on the Preferred B voting rights.  Cumulative preferred dividends, whether or not declared, are reflected in basic and diluted earnings per share in accordance with ASC 260-10-45-11, despite not being accrued for on the consolidated balance sheets.

Note 10.—Segment Reporting

The Company has three primary reporting segments which include mortgage lending, real estate services and long-term mortgage portfolio. Unallocated corporate and other administrative costs, including the costs associated with being a public company, are presented in Corporate and other.

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Three Months Ended September 30, 2021:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$19,608	$—	$—	$—	$19,608
Servicing expenses, net	(124)	—	—	—	(124)
Gain on mortgage servicing rights, net	101	—	—	—	101
Real estate services fees, net	—	244	—	—	244
Other revenue (expense)	—	—	24	(35)	(11)
Other operating expense	(15,082)	(359)	(242)	(4,114)	(19,797)
Other income (expense)	46	—	2,506	(466)	2,086
Net earnings (loss) before income tax expense	$4,549	$(115)	$2,288	$(4,615)	2,107
Income tax expense					21
Net earnings					$2,086

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Three Months Ended September 30, 2020:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$19,261	$—	$—	$—	$19,261
Servicing expenses, net	(125)	—	—	—	(125)
Loss on mortgage servicing rights, net	(133)	—	—	—	(133)
Real estate services fees, net	—	332	—	—	332
Other revenue (expense)	133	—	35	(25)	143
Other operating expense	(11,284)	(403)	(137)	(4,294)	(16,118)
Other income (expense)	150	—	(1,135)	(771)	(1,756)
Net earnings (loss) before income tax expense	$8,002	$(71)	$(1,237)	$(5,090)	$1,604
Income tax expense					4
Net earnings					$1,600

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Nine Months Ended September 30, 2021:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$50,432	$—	$—	$—	$50,432
Servicing expense, net	(393)	—	—	—	(393)
Gain on mortgage servicing rights, net	102	—	—	—	102
Real estate services fees, net	—	932	—	—	932
Other revenue	24	—	92	192	308
Other operating expense	(46,598)	(1,083)	(498)	(12,532)	(60,711)
Other (expense) income	(153)	—	3,474	(1,389)	1,932
Net earnings (loss) before income tax expense	$3,414	$(151)	$3,068	$(13,729)	(7,398)
Income tax expense					63
Net loss					$(7,461)

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Nine Months Ended September 30, 2020:	Lending	Services	Portfolio	and other	Consolidated
Loss on sale of loans, net	$(7,451)	$—	$—	$—	$(7,451)
Servicing fees, net	3,733	—	—	—	3,733
Loss on mortgage servicing rights, net	(26,885)	—	—	—	(26,885)
Real estate services fees, net	—	1,018	—	—	1,018
Other revenue	135	—	107	1,253	1,495
Other operating expense	(44,591)	(1,120)	(486)	(15,152)	(61,349)
Other income (expense)	2,537	—	2,822	(1,825)	3,534
Net (loss) earnings before income tax expense	$(72,522)	$(102)	$2,443	$(15,724)	$(85,905)
Income tax expense					55
Net loss					$(85,960)

	Mortgage	Real Estate	Long-term	Corporate
Balance Sheet Items as of:	Lending	Services	Portfolio	and other	Consolidated
Total Assets at September 30, 2021 (1)	$332,440	$503	$1,727,918	$29,647	$2,090,508
Total Assets at December 31, 2020 (1)	$233,841	$503	$2,103,399	$31,563	$2,369,306
(1)	All segment asset balances exclude intercompany balances.

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

The legal matter updates summarized below are ongoing and may have an effect on the Company’s business and future financial condition and results of operations:

On December 7, 2011, a purported class action was filed in the Circuit Court of Baltimore City entitled Timm v. Impac Mortgage Holdings, Inc., et al. alleging on behalf of holders of the Company’s 9.375% Series B Cumulative Redeemable Preferred Stock (Preferred B) and 9.125% Series C Cumulative Redeemable Preferred Stock (Preferred C) who did not tender their stock in connection with the Company’s 2009 completion of its Offer to Purchase and Consent

Solicitation that the Company failed to achieve the required consent of the Preferred B and C holders, the consents to amend the Preferred stock were not effective because they were given on unissued stock (after redemption), the Company tied the tender offer with a consent requirement that constituted an improper “vote buying” scheme, and that the tender offer was a breach of a fiduciary duty. The action sought the payment of two quarterly dividends for the Preferred B and C holders, the unwinding of the consents and reinstatement of the cumulative dividend on the Preferred B and C stock, and the election of two directors by the Preferred B and C holders. The action also sought punitive damages and legal expenses. On July 16, 2018, the Circuit Court entered a Judgment Order (“Judgment Order”) whereby it (1) declared and entered judgment in favor of all defendants on all claims related to the Preferred C holders and all claims against all individual defendants thereby affirming the validity of the 2009 amendments to the Preferred C Articles Supplementary; (2) declared its interpretation of the voting provision language in the Preferred B Articles Supplementary to mean that consent of two-thirds of the Preferred B stockholders was required to approve the 2009 amendments to the Preferred B Articles Supplementary, which consent was not obtained, thus rendering the amendments invalid and leaving the 2004 Preferred B Articles Supplementary in effect; (3) ordered the Company to hold a special election within sixty days for the Preferred B stockholders to elect two directors to the Board of Directors pursuant to the 2004 Preferred B Articles Supplementary (which Directors will remain on the Company’s Board of Directors until such time as all accumulated dividends on the Preferred B have been paid or set aside for payment); and (4) declared that the Company is required to pay three quarters of dividends on the Preferred B stock under the 2004 Preferred B Articles Supplementary (approximately, $1.2 million, but did not order the Company to make any payment at that time). The Circuit Court declined to certify any class pending the outcome of appeals and certified its Judgment Order for immediate appeal. On October 2, 2019, the Court of Special Appeals held oral argument for all appeals in the matter. On April 1, 2020, the Court of Special Appeals issued an opinion affirming the judgment in favor of plaintiffs on the Series B voting rights finding that the voting rights provision was not ambiguous.  In response, the Company filed a petition for a writ of certiorari to the Maryland Court of Appeals appealing the Court of Special Appeals opinion, which was granted on July 13, 2020. All parties submitted their briefs and oral argument was held on December 4, 2020. On July 15, 2021, the Maryland Court of Appeals affirmed the decision of the Circuit Court (and the Court of Special Appeals) in granting summary judgment in favor of the plaintiffs on the Preferred B voting rights and, although the Court of Appeals found the voting rights provision to be ambiguous, it concluded that the extrinsic evidence presented to the Circuit Court, which it found to be undisputed, supported the plaintiffs’ interpretation that the voting rights provision required separate voting by the Preferred B stockholders to amend the Preferred B Articles Supplementary. Accordingly, the 2009 amendments to the Preferred B Articles Supplementary were not validly adopted and the 2004 Preferred Articles Supplementary remain in effect. On August 17, 2021, the Court of Appeals issued its mandate returning the case to the Circuit Court for final proceedings. Thereafter, and in consideration of the Circuit Court’s outstanding Order, co-Plaintiff Camac Fund LP called upon the Company to hold a special meeting of the Preferred B stockholders for the election of two directors (“Special Meeting”) under the 2004 Preferred B Articles Supplementary. The Special Meeting was convened on October 13, 2021 and adjourned by a vote of all shares present to November 23, 2021 at 9:00 a.m. Pacific due to lack of a quorum sufficient for election of directors. On October 25, 2021, the case was assigned to a judge of the Circuit Court to oversee final disposition of outstanding issues.

On April 20, 2017, a purported class action was filed in the United States District Court, Central District of California, entitled Nguyen v. Impac Mortgage Corp. dba CashCall Mortgage et al. The plaintiffs contend the defendants did not pay purported class members overtime compensation or provide meal and rest breaks, as required by law. The action seeks to invalidate any waiver signed by a purported class member of their right to bring a class action and seeks damages, restitution, penalties, attorney’s fees, interest, and an injunction against unfair, deceptive, and unlawful activities.  On August 23, 2018, the court (1) granted the defendants motion to compel arbitration as to all claims, except for the plaintiffs’ claims under California’s Labor Code Private Attorneys General Act (PAGA); (2) ordered the plaintiffs to submit their claims (other than PAGA claims) to arbitration on an individual, non-class, non-collective, and non-representative basis; (3) dismissed all class and collective claims with prejudice to the plaintiffs and without prejudice to putative class members; and (4) stayed all claims that were compelled to arbitration, as well as the PAGA claims. Plaintiffs Jason Nguyen and Tam Nguyen each submitted their respective demands for individual arbitration to the American Arbitration Association. The Company settled all individual claims brought by Jason Nguyen and Tam Nguyen and each of their arbitration claims were dismissed with prejudice on September 1, 2021.

On September 18, 2018, a purported class action was filed in the Superior Court of California, Orange County, entitled McNair v. Impac Mortgage Corp. dba CashCall Mortgage. The plaintiff contends the defendant did not pay the plaintiff and purported class members overtime compensation, provide required meal and rest breaks, or provide accurate wage statements. The action seeks damages, restitution, penalties, interest, attorney’s fees, and all other appropriate injunctive, declaratory, and equitable relief. On March 8, 2019, a First Amended Complaint was filed, which added a claim alleging PAGA violations. On March 12, 2019, the parties filed a stipulation with the court stating (1) the plaintiff’s individual claims should be arbitrated pursuant to the parties’ arbitration agreement, (2) the class claims should be struck from the First Amended Complaint, and (3) the plaintiff will proceed solely with regard to her PAGA claims. This case was consolidated with the Batres v. Impac Mortgage Corp. dba CashCall Mortgage case discussed below with a rescheduled trial date of January 18, 2022.  On October 28, 2021, the Company entered into a settlement agreement, which is subject to court review and approval, to resolve all claims brought by Plaintiff McNair and the class members.  No assurances can be given that such settlement will be approved by the court.

On December 27, 2018, a purported class action was filed in the Superior Court of California, Orange County, entitled Batres v. Impac Mortgage Corp. dba CashCall Mortgage. The plaintiff contends the defendant did not pay the plaintiff and purported class members overtime compensation, provide required meal and rest breaks, or provide accurate wage statements. The action seeks damages, restitution, penalties, interest, attorney’s fees, and all other appropriate injunctive, declaratory, and equitable relief.  On March 14, 2019, the plaintiff filed an amended complaint alleging only PAGA violations and seeking penalties, attorneys’ fees, and such other appropriate relief.  This case was consolidated with the McNair v. Impac Mortgage Corp. dba CashCall Mortgage discussed above with a rescheduled trial date of January 18, 2022.  On October 28, 2021, the Company entered into a settlement agreement, which is subject to court review and approval, to resolve all claims brought by Plaintiff McNair and the class members.  No assurances can be given that such settlement will be approved by the court.

On July 3, 2019, a representative action was filed in the Superior Court of California, Orange County, entitled Law v. Impac Mortgage Corp. dba CashCall Mortgage under PAGA. The plaintiff contends the defendant did not pay its employees overtime compensation, provide required meal and rest breaks, or provide accurate wage statements as required by law. The action seeks penalties, attorneys’ fees, and such other appropriate relief. The Law action was deemed related to the McNair action on August 19, 2019. On January 13, 2020, the Law action was stayed pending resolution of the above-referenced McNair action.

The Company is a party to other litigation and claims which are in the course of the Company’s operations. While the results of such other litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our financial condition or results of operations. The Company believes that it has meritorious defenses to the claims and intends to defend these claims vigorously and as such the Company believes the final outcome of such matters will not have a material adverse effect on its financial condition or results of operations. Nevertheless, litigation is uncertain and the Company may not prevail in the lawsuits and can express no opinion as to their ultimate resolution. An adverse judgment in any of these matters could have a material adverse effect on the Company’s financial position and results of operations.

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2020 for additional information regarding litigation and claims.

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

The following table summarizes the repurchase reserve activity, within other liabilities on the consolidated balance sheets, related to previously sold loans for the nine months ended September 30, 2021 and year ended December 31, 2020:

	September 30,	December 31,
	2021	2020
Beginning balance	$7,054	$8,969
(Reversal of) provision for repurchases (1)	(287)	5,227
Settlements	(1,903)	(7,142)
Total repurchase reserve	$4,864	$7,054
(1)	The (reversal of) provision for repurchases is included in gain (loss) on sale of loans, net in the accompanying consolidated statements of operations and comprehensive earnings (loss).

Corporate-owned Life Insurance Trusts

During the first quarter of 2020, there was a triggering event that caused the Company to reevaluate the consolidation of certain corporate-owned life insurance trusts. As a result, the Company has consolidated life insurance trusts for three former executive officers. The corporate-owned life insurance contracts are recorded at cash surrender value, which is provided by a third party and held within trusts.  At September 30, 2021, the cash surrender value of the policies was $10.8 million and were recorded within other assets on the consolidated balance sheets.  At September 30, 2021, the liability associated with the corporate-owned life insurance trusts was $12.9 million.

	At September 30, 2021
Corporate-owned life insurance trusts:	Trust #1	Trust #2	Trust #3	Total
Corporate-owned life insurance cash surrender value	$4,993	$3,840	$2,003	$10,836
Corporate-owned life insurance liability	5,961	4,673	2,276	12,910
Corporate-owned life insurance shortfall (1)	$(968)	$(833)	$(273)	$(2,074)
(1)	The initial $1.3 million of shortfall was recorded as a change in retained deficit at the time of the consolidation of the trusts. The additional shortfall was recognized in the accompanying consolidated statements of operations and comprehensive earnings (loss).

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

At September 30, 2021, the Company had $70.5 million in outstanding liquidation preference of Series B and Series C Preferred Stock, inclusive of cumulative undeclared dividends in arrears. The holders of each series of Preferred

Stock, which are non-voting and redeemable at the option of the Company, retain the right to a $25.00 per share liquidation preference, plus accrued and unpaid dividend, in the event of a liquidation of the Company and the right to receive dividends on the Preferred Stock if any such dividends are declared.

As a result, as of September 30, 2021, the Company has cumulative undeclared dividends in arrears of approximately $18.7 million, or approximately $28.13 per outstanding share of Preferred B, thereby increasing the liquidation value to approximately $53.13 per share. Additionally, every quarter the cumulative undeclared dividends in arrears will increase by $0.5859 per Preferred B share, or approximately $390 thousand. The liquidation preference, inclusive of Preferred B cumulative undeclared dividends in arrears, is only payable upon declaration by the Board of Directors, settlement, voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs.  In addition, once the Circuit Court determines basis for an appropriate record date, the Company will be required to pay the three quarters of dividends on the Preferred B stock under the 2004 Preferred B Articles Supplementary (approximately $1.2 million, which had been previously accrued for.)  Co-Plaintiff Camac Fund LP called for a special meeting of the Preferred B stockholders for the election of two additional directors, which was convened on October 13, 2021, and adjourned by a vote of all shares present to November 23, 2021 at 9:00 a.m. Pacific due to lack of a quorum sufficient for election of directors.

Common and preferred dividends are included in the reconciliation of earnings per share beginning July 15, 2021, which was the date the Maryland Court of Appeals affirmed the decision in granting summary judgment in favor of the plaintiffs on the Preferred B voting rights.  Cumulative preferred dividends, whether or not declared, are reflected in basic and diluted earnings per share in accordance with AC 260-10-45-11, despite not being accrued for on the consolidated balance sheets.

Share Based Payments

The following table summarizes activity, pricing and other information for the Company’s stock options for the nine months ended September 30, 2021:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at the beginning of the year	524,357	$8.58
Options granted	85,154	3.29
Options exercised	—	—
Options forfeited/cancelled	(32,950)	7.86
Options outstanding at the end of the period	576,561	7.84
Options exercisable at the end of the period	408,028	$9.63

As of September 30, 2021, there was approximately $168 thousand of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 1.5 years.

The following table summarizes activity, pricing and other information for the Company’s RSU’s for the nine months ended September 30, 2021:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
RSU’s outstanding at beginning of the year	267,221	$5.04
RSU’s granted	245,332	3.29
RSU’s issued	(94,493)	4.78
RSU’s forfeited/cancelled	(20,231)	3.29
RSU’s outstanding at end of the period	397,829	$4.11

As of September 30, 2021, there was approximately $1.2 million of total unrecognized compensation cost related to the RSU compensation arrangements granted under the plan. That cost is expected to be recognized over the remaining weighted average period of 1.9 years.

The following table summarizes activity, pricing and other information for the Company’s DSU’s for the nine months ended September 30, 2021:

Weighted-
Average
	Number of	Grant Date
	Shares	Fair Value
DSU’s outstanding at the beginning of the year	54,500	$6.61
DSU’s granted	—	—
DSU’s issued	—	—
DSU’s forfeited/cancelled	—	—
DSU’s outstanding at the end of the period	54,500	$6.61

As of September 30, 2021, there was approximately $15 thousand of total unrecognized compensation cost related to the DSU compensation arrangements granted under the plan. That cost is expected to be recognized over the remaining weighted average period of 0.4 years.

Note 13.—Subsequent Events

Subsequent events have been evaluated through the date of this filing.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in thousands, except per share data or as otherwise indicated)

Unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to Impac Mortgage Holdings, Inc. (the Company or IMH), a Maryland corporation incorporated in August 1995, and its direct and indirect wholly-owned operating subsidiaries, Integrated Real Estate Service Corp. (IRES), Impac Mortgage Corp. (IMC), IMH Assets Corp. (IMH Assets), Copperfield Capital Corporation (CCC) and Impac Funding Corporation (IFC).

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

Selected Financial Results

	For the Three Months Ended			For the Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(in thousands, except per share data)	2021	2021	2020	2021	2020
Revenues:
Gain (loss) on sale of loans, net	$19,608	$10,693	$19,261	$50,432	$(7,451)
Servicing (expense) fees, net	(124)	(150)	(125)	(393)	3,733
Gain (loss) on mortgage servicing rights, net	101	(37)	(133)	102	(26,885)
Real estate services fees, net	244	478	332	932	1,018
Other	(11)	(4)	143	308	1,495
Total revenues, net	19,818	10,980	19,478	51,381	(28,090)
Expenses:
Personnel expense	12,685	11,964	11,186	39,574	39,624
Business promotion	2,185	1,770	104	5,146	3,307
General, administrative and other	4,927	5,882	4,828	15,991	18,418
Total expenses	19,797	19,616	16,118	60,711	61,349
Operating earnings (loss):	21	(8,636)	3,360	(9,330)	(89,439)
Other income (expense):
Net interest income	777	558	720	1,996	4,429
Change in fair value of long-term debt	(1,803)	1,417	(1,127)	638	3,701
Change in fair value of net trust assets	3,112	(2,141)	(1,349)	(702)	(4,596)
Total other income (expense)	2,086	(166)	(1,756)	1,932	3,534
Earnings (loss) before income taxes	2,107	(8,802)	1,604	(7,398)	(85,905)
Income tax expense (benefit)	21	62	4	63	55
Net earnings (loss)	$2,086	$(8,864)	$1,600	$(7,461)	$(85,960)
Other comprehensive earnings (loss):
Change in fair value of instrument specific credit risk	631	(538)	362	(1,574)	(525)
Total comprehensive earnings (loss)	$2,717	$(9,402)	$1,962	$(9,035)	$(86,485)

Diluted weighted average common shares	22,275	21,344	21,256	21,327	21,249
Diluted earnings (loss) per share	$0.08	$(0.42)	$0.08	$(0.37)	$(4.05)

Status of Operations

Key Metrics – Third quarter 2021

●	At September 30, 2021, unrestricted cash was $42.2 million as compared to $54.2 million at December 31, 2020.
●	For the three months ended September 30, 2021, total originations were $682.6 million as compared to $611.5 million for the three months ended June 30, 2021 and $418.5 million for the three months ended September 30, 2020.

●	For the three months ended September 30, 2021, non-qualified mortgage (NonQM) origination volumes were $186.2 million as compared to $100.6 million for the three months ended June 30, 2021 and none for the three months ended September 30, 2020, as we paused originating NonQM loans in the beginning of April 2020.

●	Net earnings of $2.1 million for the three months ended September 30, 2021 as compared to net loss of $8.9 million for the three months ended June 30, 2021 and net earnings of $1.6 million for the three months ended September 30, 2020.

●	Gain on sale of loans, net was $19.6 million for the three months ended September 30, 2021 as compared to $10.7 million for the three months ended June 30, 2021 and $19.3 million for the three months ended September 30, 2020.

●	Operating expenses (personnel, business promotion and general, administrative and other) for the three months ended September 30, 2021 increased to $19.8 million from $19.6 million for the three months ended June 30, 2021 and $16.1 million for the three months ended September 30, 2020.

For the three months ended September 30, 2021, we reported net earnings of $2.1 million, or $0.08 per diluted common share, as compared to net earnings of $1.6 million, or $0.08 per diluted common share, for the three months ended September 30, 2020.  For the three months ended September 30, 2021, core earnings before tax (as defined below in Non-GAAP Financial Measures) was $810 thousand, or $0.04 per diluted common share, as compared to core earnings before tax of $4.4 million, or $0.21 per diluted common share, for the three months ended September 30, 2020.

For the nine months ended September 30, 2021, we reported net loss of $7.5 million, or $0.37 per diluted common share, as compared to net loss of $86.0 million, or $4.05 per diluted common share, for the nine months ended September 30, 2020.  For the nine months ended September 30, 2021, core loss before tax (as defined below in Non-GAAP Financial Measures) was $6.5 million, or $0.31 per diluted common share, as compared to core loss before tax of $62.0 million, or $2.92 per diluted common share, for the nine months ended September 30, 2020.

Net earnings for the three months ended September 30, 2021 increased to $2.1 million as compared to $1.6 million for the three months ended September 30, 2020.  The quarter over quarter increase in net earnings was primarily the result of $3.1 million in other income due to fair value gains on our net trust assets in the third quarter of 2021, as a result of a decrease in residual discount rates, partially offset by $1.8 million in fair value losses on our long-term debt due to an increase in fair value as a result of a decrease in the discount rate.  The increase in net earnings was also a result of an increase in originations with gain on sale of loans, net increasing $347 thousand to $19.6 million for the three months ended September 30, 2021 as compared to a gain of $19.3 million during the same period in 2020.

Net earnings for the three months ended September 30, 2021, were negatively impacted by an increase in operating expenses (personnel, business promotion and general, administrative and other) to $19.8 million from $16.1 million for the same period in 2020, as a result of an increase business promotion and personnel expense due to an increase in originations during the third quarter of 2021 as compared to the third quarter of 2020.  Operating expenses were lower during the third quarter of 2020 due to reduced origination volumes as a result of the previous temporary pause in lending, which resulted in the furlough of certain employees and subsequent reduction in headcount as well as a reduction in business promotion expense during 2020.

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (GAAP), we use the following non-GAAP financial measures: core earnings (loss) before tax and diluted core earnings (loss) per share before tax.  Core earnings (loss) and diluted core earnings (loss) per share are financial measurements calculated by adjusting GAAP earnings (loss) before tax to exclude certain non-cash items, such as fair value adjustments and mark-to-market of mortgage servicing rights (MSRs), and legacy non-recurring expenses.  The fair value adjustments are non-cash items which management believes should be excluded when discussing our ongoing and future operations.  We use core earnings (loss) as we believe that it more accurately reflects our current business operations of mortgage originations and further aids our investors in understanding and analyzing our core operating results and comparing them among periods. These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for net earnings (loss) before income taxes, net earnings (loss) or diluted earnings (loss) per share (EPS) prepared in accordance with GAAP.  The tables below provide a reconciliation of net earnings (loss) before tax and diluted earnings (loss) per share to non-GAAP core earnings (loss) before tax and per share non-GAAP diluted core earnings (loss) before tax:

	For the Three Months Ended			For the Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(in thousands, except per share data)	2021	2021	2020	2021	2020
Net earnings (loss) before tax:	$2,107	$(8,802)	$1,604	$(7,398)	$(85,905)

Change in fair value of mortgage servicing rights	(150)	11	115	(190)	22,608
Change in fair value of long-term debt	1,803	(1,417)	1,127	(638)	(3,701)
Change in fair value of net trust assets, including trust REO gains	(3,112)	2,141	1,349	702	4,596
Legal settlements and professional fees, for legacy matters (1)	—	1,000	—	1,000	—
Legacy corporate-owned life insurance (2)	162	160	251	2	427
Core earnings (loss) before tax	$810	$(6,907)	$4,446	$(6,522)	$(61,975)

Diluted weighted average common shares	22,275	21,344	21,256	21,327	21,249
Diluted core earnings (loss) per common share before tax	$0.04	$(0.32)	$0.21	$(0.31)	$(2.92)

Diluted earnings (loss) per common share	$0.08	$(0.42)	$0.08	$(0.37)	$(4.05)
Adjustments:
Cumulative non-declared dividends on preferred stock	0.02	—	—	0.02	—
Change in fair value of mortgage servicing rights	(0.01)	—	0.01	(0.01)	1.06
Change in fair value of long-term debt	0.08	(0.07)	0.05	(0.03)	(0.17)
Change in fair value of net trust assets, including trust REO gains	(0.14)	0.11	0.06	0.03	0.22
Legal settlements and professional fees, for legacy matters	—	0.05	—	0.05	—
Legacy corporate-owned life insurance	0.01	0.01	0.01	—	0.02
Diluted core earnings (loss) per common share before tax	$0.04	$(0.32)	$0.21	$(0.31)	$(2.92)
(1)	Included in general, administrative and other expense in the accompanying consolidated statements of operations and comprehensive earnings (loss).
(2)	Amounts included in other revenues, general, administrative and other expense and net interest income for amounts associated with the cash surrender value of corporate-owned life insurance trusts, premiums associated with the corporate-owned life insurance trusts liabilities, and interest expense on the corporate-owned life insurance trusts, respectively, in the accompanying consolidated statements of operations and comprehensive earnings (loss).

Originations by Channel:

	For the Three Months Ended September 30,
	September 30,	June 30,	%	September 30,	%
(in millions)	2021	2021	Change	2020	Change
Retail	$533.7	$514.2	4%	$412.3	29%
Wholesale	148.9	97.3	53	6.2	2,302
Total originations	$682.6	$611.5	12%	$418.5	63%

During the third quarter of 2021, total originations were $682.6 million as compared to $611.5 million in the second quarter of 2021 and $418.5 million in the third quarter of 2020.  The increase in originations as compared to the second quarter of 2021, was the result of our shift to focus on NonQM originations as a result of the increase in mortgage interest rates and margin compression seen in conventional originations which began in the first quarter of 2021.  The increase in originations as compared to the third quarter of 2020, was the result of our temporary suspension of lending activities during 2020, due to uncertainty caused by the COVID-19 pandemic. We continue to manage our headcount, pipeline and capacity to balance the risks inherent in an aggregation execution model.

Our loan products primarily include conventional loans eligible for sale to Fannie Mae and Freddie Mac, NonQM mortgages and loans eligible for government insurance (government loans) by the Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).

Originations by Loan Type:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2021	2020	% Change	2021	2020	% Change
Conventional	$467.1	$410.8	14%	$1,746.2	$1,633.9	7%
NonQM	186.2	—	n/a	301.5	261.8	15
Jumbo	7.5	—	n/a	58.7	—	n/a
Government (1)	21.8	7.7	183	37.6	41.2	(9)
Total originations	$682.6	$418.5	63%	$2,144.0	$1,936.9	11%
(3)	Includes all government-insured loans including FHA, VA and USDA.

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

The third quarter of 2020 saw the re-emergence of the NonQM market including capital markets distribution exits for the product. We re-engaged lending in the NonQM market during the fourth quarter of 2020, and have continued throughout 2021 rebuilding our third-party originator (TPO) NonQM origination team in anticipation of increasing mortgage interest rates and declining conventional margins in the second half of 2021. With the increase in mortgage interest rates and margin compression seen in conventional originations in the first quarter of 2021, we accelerated our pivot to NonQM in both our TPO and Retail channels.  During the three months ended September 30, 2021, NonQM originations increased to $186.2 million, as compared to $100.6 million for the three months ended June 30, 2021 and none for the three months ended September 30, 2020.

The re-emergence of the NonQM market has been defined by products that fit within a much tighter credit box, which is where our NonQM originations have been historically. In the third quarter of 2021, our NonQM originations had a weighted average Fair Isaac Company credit score (FICO) of 754 and a weighted average LTV ratio of 67%.  For the year ended December 31, 2020, our NonQM originations had a weighted average FICO of 730 and a weighted average LTV of 68%.

Originations by Purpose:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(in millions)	2021	%	2020	%	2021	%	2020	%
Refinance	$596.6	87%	$413.9	99%	$1,982.2	92%	$1,816.9	94%
Purchase	86.0	13	4.6	1	161.8	8	120.0	6
Total originations	$682.6	100%	$418.5	100%	$2,144.0	100%	$1,936.9	100%

During the third quarter of 2021, refinance volume increased to $596.6 million as compared to $413.9 million in the third quarter of 2020. The increase in originations was primarily the result of our temporary suspension of lending activities during the second quarter of 2020 due to the uncertainty caused by the pandemic, which resulted in reduced funding volume in the third quarter of 2020.  We continue to manage our headcount, pipeline and capacity to balance the risks inherent in an aggregation execution model.

Mortgage Servicing Portfolio:

	September 30,	December 31,	%	September 30,	%
(Unpaid principal balance (UPB), in millions)	2021	2020	Change	2020	Change
Mortgage servicing portfolio	$65.1	$30.5	113.6%	$0.8	8,043%

The mortgage servicing portfolio increased to $65.1 million at September 30, 2021 as compared to $30.5 million at December 31, 2020 and $0.8 million at September 30, 2020.  We continue to sell whole loan sales on a servicing released basis to investors and selectively retain GNMA mortgage servicing. The servicing portfolio generated net servicing expense of $124 thousand in the third quarter of 2021, as compared to net servicing expense of $125 thousand in the third quarter of 2020, as a result of the previous servicing sales in the second and third quarters of 2020.  Despite the increase in UPB of the servicing portfolio during 2021, we continue to recognize a servicing expense related to interim subservicing and other servicing costs due to the small UPB of our servicing portfolio.

The following table includes information about our mortgage servicing portfolio:

	At September 30,	% 60+ days	At December 31,	% 60+ days
(in millions)	2021	delinquent (1)	2020	delinquent (1)
Ginnie Mae	$65.1	1.82%	$30.5	2.00%
Freddie Mac	—	0.00	—	0.00
Fannie Mae	—	0.00	—	0.00
Total servicing portfolio	$65.1	1.82%	$30.5	2.00%
(1)	Based on loan count.

For the third quarter of 2021, real estate services fees were $244 thousand as compared to $478 thousand in the second quarter of 2021 and $332 thousand in the third quarter of 2020.  The decrease was primarily the result of a decrease in real estate services and recovery fees.  Real estate services fees, net decreased as compared to the same period in 2020, as the real estate services business is generated from our long-term mortgage portfolio, and as the long-term mortgage portfolio continues to decline, we expect real estate services and the related revenues to continue to decline in future periods.

In our long-term mortgage portfolio, the residual interests generated cash flows of $380 thousand in the third quarter of 2021 as compared to $663 thousand in the second quarter of 2021 and $542 thousand in the third quarter of 2020.  The estimated fair value of the net residual interests increased $4.9 million in the third quarter of 2021 to $20.2 million at September 30, 2021 as compared to $15.4 million at June 30, 2021., which was the result of a decrease in investor yield requirements for certain securitized mortgage collateral and borrowings, as well as residual discount rates, as estimated bond prices have continued to improve and corresponding yields have decreased. Partially offsetting the increase in net residual interests was a slight increase in loss assumptions for certain trusts.

For additional information regarding the long-term mortgage portfolio, refer to Financial Condition and Results of Operations below.

Liquidity and Capital Resources

During the nine months ended September 30, 2021, we funded our operations primarily from mortgage lending revenues and, to a lesser extent, real estate services fees and cash flows from our residual interests in securitizations.  Mortgage lending revenues include gain (loss) on sale of loans, net and other mortgage related income.  We funded mortgage loan originations using warehouse facilities, which are repaid once the loan is sold.  We may also seek to raise capital by issuing debt or equity securities.

During the second quarter of 2021, we added a $25.0 million warehouse facility, which became operational for funding in the third quarter of 2021. Under the terms of the warehouse lines, the Company is required to maintain various financial and other covenants. At September 30, 2021, the Company was in compliance with all financial covenants from its lenders.

Our results of operations and liquidity are materially affected by conditions in the markets for mortgages and mortgage-related assets, as well as the pandemic and the broader financial markets and the general economy. Concerns over economic recession, geopolitical issues, unemployment, the availability and cost of financing, the mortgage market and real estate market conditions contribute to increased volatility and diminished expectations for the economy and markets. Volatility and uncertainty in the marketplace may make it more difficult for us to obtain financing or raise capital and debt on favorable terms or at all. We continue to manage our headcount, pipeline, capacity and liquidity to balance the risks inherent in an aggregation execution model. Our operations and profitability may be adversely affected if we are unable to obtain cost-effective financing and profitable and stable capital market distribution exits.

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

At September 30, 2021, the Company had $70.5 million in outstanding liquidation preference of Series B and Series C Preferred Stock, inclusive of cumulative undeclared dividends in arrears. The holders of each series of Preferred Stock, which are non-voting and redeemable at the option of the Company, retain the right to a $25.00 per share liquidation preference, plus accrued and unpaid dividends, in the event of a liquidation of the Company and the right to receive dividends on the Preferred Stock if any such dividends are declared.

As a result, as of September 30, 2021, the Company has cumulative undeclared dividends in arrears of approximately $18.7 million, or approximately $28.13 per outstanding share of Preferred B, thereby increasing the liquidation value to approximately $53.13 per share. Additionally, every quarter the cumulative undeclared dividends in arrears will increase by $0.5859 per Preferred B share, or approximately $390 thousand. The liquidation preference, inclusive of Preferred B cumulative undeclared dividends in arrears, is only payable upon declaration by the Board of Directors, settlement, voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs. In addition, once the Circuit Court determines basis for an appropriate record date, the Company will be required to pay the three quarters of dividends on the Preferred B stock under the 2004 Preferred B Articles Supplementary (approximately $1.2 million, which had been previously accrued for.)  Co-Plaintiff Camac Fund LP called for a special meeting of the Preferred B stockholders for the election of two additional directors, which was convened on October 13, 2021, and adjourned by a vote of all shares present to November 23, 2021 at 9:00 a.m. Pacific due to lack of a quorum sufficient for election of directors. Beginning in the third quarter of 2021, cumulative preferred dividends, whether or not declared, are reflected in basic and diluted earnings per share in accordance with AC 260-10-45-11, despite not being accrued for on the consolidated balance sheets.

We believe that current cash balances, cash flows from our mortgage lending operations, real estate services fees generated from our long-term mortgage portfolio, availability on our warehouse lines of credit and residual interest cash flows from our long-term mortgage portfolio are adequate for our current operating needs based on the current operating environment. The $20.0 million Convertible Promissory Notes (Notes) are due May 9, 2022.  We are currently evaluating various options as to the appropriate settlement of the Notes.  This could include extending or restructuring the Notes, raising secured or unsecured debt, raising equity or working capital, or monetizing certain assets, including but not limited to the residual interests, and retiring the Notes or redeploying the alternative liquidity to fund the future growth of our business.

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

Financial Condition and Results of Operations

Financial Condition

As of September 30, 2021 compared to December 31, 2020

The following table shows the condensed consolidated balance sheets for the following periods:

(in thousands, except per share data)	September 30,	December 31,	$	%
	2021	2020	Change	Change
ASSETS
Cash	$42,192	$54,150	$(11,958)	(22)%
Restricted cash	5,812	5,602	210	4
Mortgage loans held-for-sale	275,544	164,422	111,122	68
Mortgage servicing rights	757	339	418	123
Securitized mortgage trust assets	1,727,736	2,103,269	(375,533)	(18)
Other assets	38,467	41,524	(3,057)	(7)
Total assets	$2,090,508	$2,369,306	$(278,798)	(12)%
LIABILITIES & EQUITY
Warehouse borrowings	$261,464	$151,932	$109,532	72%
Convertible notes	20,000	20,000	—	—
Long-term debt (Par value; $62,000)	46,458	44,413	2,045	5
Securitized mortgage trust liabilities	1,707,494	2,086,557	(379,063)	(18)
Repurchase reserve	4,864	7,054	(2,190)	(31)
Other liabilities	42,946	43,699	(753)	(2)
Total liabilities	2,083,226	2,353,655	(270,429)	(11)
Total equity	7,282	15,651	(8,369)	(53)
Total liabilities and stockholders’ equity	$2,090,508	$2,369,306	$(278,798)	(12)%

Book and tangible book value per share	$0.34	$0.74	$(0.40)	(54)%

At September 30, 2021, cash decreased $12.0 million to $42.2 million from $54.2 million at December 31, 2020.  Cash balances decreased primarily due to payment of operating expenses as well as an increase in warehouse line haircuts.

LHFS increased $111.1 million to $275.5 million at September 30, 2021 as compared to $164.4 million at December 31, 2020.  During the nine months ended September 30, 2021, we had originations of $2.1 billion offset by $2.0 billion in loan sales. As a normal course of our origination and sales cycle, loans held-for-sale at the end of any period are generally sold within one or two subsequent months.

Mortgage servicing rights increased to $757 thousand at September 30, 2021 as compared to $339 thousand at December 31, 2020. The increase was due to additions of $459 thousand from servicing retained loan sales of $39.6 million in UPB partially offset by mark-to-market decreases in fair value of $41 thousand.  At September 30, 2021 and December 31, 2020, we serviced $65.1 million and $30.5 million, respectively, in UPB for others.

Warehouse borrowings increased $109.6 million to $261.5 million at September 30, 2021 as compared to $151.9 million at December 31, 2020. The increase was due to a $111.1 million increased in LHFS at September 30, 2021. As of September 30, 2021, with the addition of an additional $25.0 million of warehouse capacity becoming operational during the third quarter of 2021, our warehouse lending capacity increased to $575.0 million spread amongst four warehouse counterparties.

Repurchase reserve decreased $2.2 million to $4.9 million at September 30, 2021 as compared to $7.1 million at December 31, 2020.  The decrease was due to a $287 thousand reversal of provision for repurchases as a result of a decrease in expected early payoffs and future losses and $1.9 million in settlements primarily related to repurchased loans as well as refunds of premiums to investors for early payoffs on loans sold.

Book value per share decreased 54%, or $0.40, to $0.34 at September 30, 2021 as compared to $0.74 at December 31, 2020. Book value per common share decreased 23% to ($2.09) as of September 30, 2021, as compared to ($1.70) as of December 31, 2020 (inclusive of the remaining $51.8 million of liquidation preference on our preferred stock).  Inclusive of the Preferred B stock cumulative undeclared dividends in arrears of $18.7 million (as discussed further in Note 11 – Commitments and Contingencies of the “Notes to Unaudited Consolidated Financial Statements”), book value per common share was ($2.96) at September 30, 2021.

The change in our trust assets and trust liabilities is summarized below.

	September 30,	December 31,	$	%
	2021	2020	Change	Change
Securitized mortgage collateral	$1,724,372	$2,100,175	$(375,803)	(18)%
Real estate owned (REO)	3,364	3,094	270	9
Total trust assets (1)	1,727,736	2,103,269	(375,533)	(18)

Securitized mortgage borrowings	$1,707,494	$2,086,557	$(379,063)	(18)%
Total trust liabilities (1)	1,707,494	2,086,557	(379,063)	(18)
Residual interests in securitizations	$20,242	$16,712	$3,530	21%
(1)	At September 30, 2021, the UPB of trust assets and trust liabilities was approximately $2.0 billion and $1.9 billion, respectively. At December 31, 2020, the UPB of trust assets and trust liabilities was approximately $2.5 billion and $2.4 billion, respectively.

We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining specified overcollateralization levels and other specified parameters (such as maximum delinquency and cumulative default) within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of total trust assets and total trust liabilities, was $20.2 million at September 30, 2021 as compared to $16.7 million at December 31, 2020.

We updated our collateral assumptions quarterly based on recent delinquency, default, prepayment and loss experience. Additionally, we updated forward interest rates and investor yield (discount rate) assumptions based on information derived from market participants. During the nine months ended September 30, 2021, actual losses declined slightly as compared to forecasted losses for the majority of trusts, including those with residual value.  Principal payments, prepayments and liquidations of securitized mortgage collateral and securitized mortgage borrowings also contributed to the reduction in trust assets and liabilities.  During the nine months ended September 30, 2021, we decreased the investor yield requirements for certain securitized mortgage collateral and borrowings, as well as residual discount rates, as estimated bond prices have continued to improve and corresponding yields have decreased. As a result, the fair value of our residual interests increased to $20.2 million at September 30, 2021 as compared to $16.7 million at December 31, 2020. Partially offsetting the increase in net residual interests was a slight increase in loss assumptions for certain trusts.

●	The estimated fair value of securitized mortgage collateral decreased $375.8 million during the nine months ended September 30, 2021, primarily due to reductions in principal from borrower payments and transfers of loans to REO for single-family and multi-family collateral. Additionally, other trust assets increased $0.3 million during the nine months ended September 30, 2021, primarily due to a $5.7 million increase in REO from foreclosures as well as $1.3 million increase in the net realizable value (NRV) of REO. Partially offsetting the increase was a decrease in REO from liquidations of $6.7 million.

●	The estimated fair value of securitized mortgage borrowings decreased $379.1 million during the nine months ended September 30, 2021, primarily due to reductions in principal balances from principal payments during the period for single-family and multi-family.

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

The following table presents changes in the trust assets and trust liabilities for the nine months ended September 30, 2021:

	TRUST ASSETS			TRUST LIABILITIES
	Level 3 Recurring Fair
	Value Measurement			Level 3 Recurring Fair
		NRV		Value Measurement
	Securitized	Real		Securitized	Net
	mortgage	estate	Total trust	mortgage	trust
	collateral	owned	assets	borrowings	assets
Recorded fair value at December 31, 2020	$2,100,175	$3,094	$2,103,269	$(2,086,557)	$16,712
Total gains/(losses) included in earnings:
Interest income	(11,036)	—	(11,036)	—	(11,036)
Interest expense	—	—	—	(28,190)	(28,190)
Change in FV of net trust assets, excluding REO (1)	103,296	—	103,296	(105,287)	(1,991)
Gains from REO – not at FV but at NRV (2)	—	1,289	1,289	—	1,289
Total gains (losses) included in earnings	92,260	1,289	93,549	(133,477)	(39,928)
Transfers in and/or out of level 3	—	—	—	—	—
Purchases, issuances and settlements	(468,063)	(1,019)	(469,082)	512,540	43,458
Recorded fair value at September 30, 2021	$1,724,372	$3,364	$1,727,736	$(1,707,494)	$20,242
(1)	Represents change in fair value of net trust assets, including trust REO gains in the consolidated statements of operations and comprehensive earnings (loss) for the nine months ended September 30, 2021.
(2)	Accounted for at net realizable value.

Inclusive of gains from REO, total trust assets above reflect a net gain of $104.6 million as a result of an increase in fair value from securitized mortgage collateral of $103.3 million and gains from REO of $1.3 million. Net losses on trust liabilities were $105.3 million as a result of the increase in fair value of securitized mortgage borrowings. As a result, other income—change in fair value of net trust assets, including trust REO gains decreased by $702 thousand for the nine months ended September 30, 2021.

The table below reflects the net trust assets as a percentage of total trust assets (residual interests in securitizations):

	September 30,	December 31,
	2021	2020
Net trust assets	$20,242	$16,712
Total trust assets	1,727,736	2,103,269
Net trust assets as a percentage of total trust assets	1.17%	0.79%

For the nine months ended September 30, 2021, the estimated fair value of the net trust assets increased as a percentage of total trust assets as result of decreased the investor yield requirements for certain securitized mortgage collateral and borrowings, as well as residual discount rates, as estimated bond prices have continued to improve and corresponding yields have decreased.

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

The following tables present the estimated fair value of our residual interests, by securitization vintage year, and other related assumptions used to derive these values at September 30, 2021 and December 31, 2020:

	Estimated Fair Value of Residual			Estimated Fair Value of Residual
	Interests by Vintage Year at			Interests by Vintage Year at
	September 30, 2021			December 31, 2020
Origination Year	SF	MF	Total	SF	MF	Total
2002-2003 (1)	$10,632	$653	$11,285	$8,575	$524	$9,099
2004	4,855	594	5,449	2,654	775	3,429
2005	395	128	523	58	68	126
2006	—	2,985	2,985	—	4,058	4,058
Total	$15,882	$4,360	$20,242	$11,287	$5,425	$16,712
Weighted avg. prepayment rate	10.9%	13.4%	11.1%	10.1%	13.3%	10.3%
Weighted avg. discount rate	13.0%	13.4%	13.1%	17.4%	18.0%	17.6%
(1)	2002-2003 vintage year includes CMO 2007-A, since the majority of the mortgages collateralized in this securitization were originated during this period.

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

The table below reflects the estimated future credit losses and investor yield requirements for trust assets by product (SF and MF) and securitization vintage at September 30, 2021:

	Estimated Future			Investor Yield
	Losses (1)			Requirement (2)
	SF	MF		SF	MF
2002-2003	8%	*	% (3)	5%	10%
2004	10	*	% (3)	4	5
2005	14	4		2	3
2006	11	*	(3)	3	5
2007	16	*	(3)	5	2
(1)	Estimated future losses derived by dividing future projected losses by UPB at September 30, 2021.
(2)	Investor yield requirements represent our estimate of the yield third-party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.
(3)	Represents less than 1%.

Long-Term Mortgage Portfolio Credit Quality

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days delinquent or greater, foreclosures and delinquent bankruptcies were $339.7 million, or 17.4%, of the long-term mortgage portfolio, at September 30, 2021 as compared to $514.0 million or 20.9% at December 31, 2020.

The following table summarizes the gross UPB of loans in our mortgage portfolio, included in securitized mortgage collateral and REO, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

	September 30,	Total	December 31,	Total
Securitized mortgage collateral	2021	Collateral	2020	Collateral
60 - 89 days delinquent	$23,474	1.2%	$47,483	1.9%
90 or more days delinquent	142,370	7.3	290,621	11.8
Foreclosures (1)	123,533	6.3	126,802	5.2
Delinquent bankruptcies (2)	50,353	2.6	49,069	2.0
Total 60 or more days delinquent	$339,730	17.4%	$513,975	20.9%
Total collateral	$1,951,108	100.0%	$2,454,657	100.0%
(1)	Represents properties in the process of foreclosure.
(2)	Represents bankruptcies that are 30 days or more delinquent.

At September 30, 2021, mortgage loans 60 or more days delinquent (whether or not subject to forbearance) decreased 34% as compared to December 31, 2020.  Delinquency and forbearance are taken into account as part of our credit loss assumptions when determining the estimated fair value of our residual interests.  At September 30, 2021, residential loss assumptions for certain trusts decreased as compared to December 31, 2020.  To the extent delinquencies and loans in forbearance increase in deals with residual fair value, the estimated fair value of our residual interests may decrease due to a reduction or delay in the timing of estimated cash flows.

The following table summarizes the gross securitized mortgage collateral and REO at NRV, that were non-performing as of the dates indicated (excludes 60-89 days delinquent):

		Total		Total
	September 30,	Collateral	December 31,	Collateral
	2021	%	2020	%
90 or more days delinquent (including forbearances), foreclosures and delinquent bankruptcies	$316,256	16.2%	$466,492	19.0%
Real estate owned inside and outside trusts	3,364	0.2	3,173	0.1
Total non-performing assets	$319,620	16.4%	$469,665	19.1%

Non-performing assets consist of non-performing loans (mortgages that are 90 or more days delinquent, including loans in foreclosure and delinquent bankruptcies plus REO). It is our policy to place a mortgage on nonaccrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. IFC, a subsidiary of IMH and master servicer, may be required to advance funds, or in most cases cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages.  As of September 30, 2021, non-performing assets as a percentage of the total collateral was 16.4%. At December 31, 2020, non-performing assets to total collateral was 19.1%. Non-performing assets decreased by approximately $150.0 million at September 30, 2021 as compared to December 31, 2020. At September 30, 2021, the estimated fair value of non-performing assets was $58.7 million, or 2.8% of total assets. At December 31, 2020, the estimated fair value of non-performing assets was $135.0 million, or 5.7% of total assets.

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

For the three and nine months ended September 30, 2021, we recorded a decrease of $269 thousand and an increase of $1.3 million in net realizable value of REO, respectively, compared to an increase of $1.8 million and $5.0 million for the comparable 2020 periods.  Increases and decrease of the net realizable value reflect the change in value of the REO subsequent to foreclosure date, but prior to the date of sale.

The following table presents the balances of REO:

	September 30,	December 31,
	2021	2020
REO	$9,041	$10,140
Impairment (1)	(5,677)	(6,967)
Ending balance	$3,364	$3,173
REO inside trusts	$3,364	$3,094
REO outside trusts	—	79
Total	$3,364	$3,173
(1)	Impairment represents the cumulative write-downs of net realizable value subsequent to foreclosure.

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

Results of Operations

For the Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020

	For the Three Months Ended September 30,
			$	%
	2021	2020	Change	Change
Revenues	$19,818	$19,478	$340	2%
Expenses	(19,797)	(16,118)	(3,679)	(23)
Net interest income	777	720	57	8
Change in fair value of long-term debt	(1,803)	(1,127)	(676)	(60)
Change in fair value of net trust assets, including trust REO gains (losses)	3,112	(1,349)	4,461	331
Income tax expense	(21)	(4)	(17)	(425)
Net earnings	$2,086	$1,600	$486	30%
Earnings per share available to common stockholders—basic	$0.08	$0.08	$0.00	6%
Earnings per share available to common stockholders—diluted	$0.08	$0.08	$0.00	1%

For the Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020

	For the Nine Months Ended September 30,
			$	%
	2021	2020	Change	Change
Revenues (losses)	$51,381	$(28,090)	$79,471	283%
Expenses	(60,711)	(61,349)	638	1
Net interest income	1,996	4,429	(2,433)	(55)
Change in fair value of long-term debt	638	3,701	(3,063)	(83)
Change in fair value of net trust assets, including trust REO losses	(702)	(4,596)	3,894	85
Income tax expense	(63)	(55)	(8)	(15)
Net loss	$(7,461)	$(85,960)	$78,499	91%
Loss per share available to common stockholders—basic	$(0.37)	$(4.05)	$3.69	91%
Loss per share available to common stockholders—diluted	$(0.37)	$(4.05)	$3.69	91%

Revenues

For the Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020

	For the Three Months Ended September 30,
			$	%
	2021	2020	Change	Change
Gain on sale of loans, net	$19,608	$19,261	$347	2%
Servicing expense, net	(124)	(125)	1	(1)
Real estate services fees, net	244	332	(88)	(27)
Gain (loss) on mortgage servicing rights, net	101	(133)	234	176
Other (expenses) revenues	(11)	143	(154)	(108)
Total revenues	$19,818	$19,478	$340	(2)%

Gain on sale of loans, net.  For the three months ended September 30, 2021, gain on sale of loans, net was a gain of $19.6 million compared to $19.3 million in the comparable 2020 period. The increase in gain on sale of loans, net was most notably due to a $10.8 million increase in gain on sale of loans, a $246 thousand increase in premiums from servicing retained loan sales.  Partially offsetting the increase in gain on sale of loans, net was a $4.7 million decrease in realized and unrealized net losses on derivative financial instruments, a $2.9 million increase in direct origination expenses, a $2.4 million decrease in mark-to-market gains on LHFS and a decrease in provision for repurchases of $658 thousand.

As previously discussed, for the three months ended September 30, 2021, the increase in gain on sale of loans, net was the result of our temporary suspension of lending activities during the second quarter of 2020 due to the uncertainty caused by the pandemic.  For the three months ended September 30, 2021, we originated and sold $682.6 million and $561.9 million, respectively, as compared to $418.5 million and $303.1 million of loans originated and sold, respectively, during the same period in 2020.  During the third quarter of 2021, margins were 287 bps as compared to 175 bps for the second quarter of 2021 and 460 bps for the third quarter of 2020.

Servicing (expenses) fees, net.  For the three months ended September 30, 2021, servicing fees, net were $124 thousand compared to $125 thousand in the comparable 2020 period.  Servicing expense was flat as compared to the same period in 2020 as a result of the previous servicing sales in the second and third quarters of 2020 as well as our continued selective retention of GNMA mortgage servicing.  The selective retention of servicing has increased the servicing portfolio average balance to $58.5 million for the three months ended September 30, 2021 as compared to an average balance of $275 thousand for the comparable period in 2020.  Despite the increase in UPB of the servicing portfolio, we will continue to recognize a servicing expense related to interim subservicing and other servicing costs due to the small UPB of our servicing portfolio.    During the three months ended September 30, 2021, we had $19.8 million in servicing retained loan sales.

Loss on mortgage servicing rights, net

	For the Three Months Ended September 30,
			$	%
	2021	2020	Change	Change
Gain (loss) on sale of mortgage servicing rights	$143	$(115)	$258	224%
Changes in fair value:
Due to changes in valuation market rates, inputs or assumptions	7	—	7	n/a
Other changes in fair value:
Scheduled principal prepayments	(11)	—	(11)	n/a
Voluntary prepayments	(38)	(18)	(20)	(111)
Total changes in fair value	$(42)	$(18)	$(24)	(133)

Gain (loss) on mortgage servicing rights, net	$101	$(133)	$234	176%

For the three months ended September 30, 2021, gain (loss) on MSRs, net was a gain of $101 thousand compared to a loss of $133 thousand in the comparable 2020 period.  The increase in gain (loss) on mortgage servicing rights, net was primarily the result of the collection of holdbacks in excess of previously reserved for amounts on prior period mortgage servicing sales.  For the three months ended September 30, 2021, we recorded a $42 thousand loss from change in fair value of MSRs primarily due to scheduled and voluntary prepayments. For the three months ended September 30, 2020, we recorded a $18 thousand loss from a change in fair value of MSRs primarily due to changes in fair value associated with changes in voluntary prepayments as a result of the interest rate environment.

Real estate services fees, net.  For the three months ended September 30, 2021, real estate services fees, net were $244 thousand as compared to $332 thousand in the comparable 2020 period. The $88 thousand decrease was primarily the result of a decrease in transactions associated with the long-term mortgage portfolio, which will decline over time as a result of the decline in the number of loans and the UPB of the long-term mortgage portfolio.

Other (expenses) revenues. For the three months ended September 30, 2021, other revenues were an expense of $11 thousand as compared to revenues of $143 thousand in the comparable 2020 period. The $154 thousand decrease was the result of a decrease in contract underwriting performed during the second and third quarters of 2020, as a result of our pause in lending during 2020, as well as a decrease in the cash surrender value the corporate-owned life insurance trusts during the third quarter of 2021, as a result of the payment of premiums.

For the Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020

	For the Nine Months Ended September 30,
			$	%
	2021	2020	Change	Change
Gain (loss) on sale of loans, net	$50,432	$(7,451)	$57,883	777%
Servicing (expenses) fees, net	(393)	3,733	(4,126)	(111)
Real estate services fees, net	932	1,018	(86)	(8)
Gain (loss) on mortgage servicing rights, net	102	(26,885)	26,987	100
Other revenues	308	1,495	(1,187)	(79)
Total revenues (expenses)	$51,381	$(28,090)	$79,471	283%

Gain (loss) on sale of loans, net.  For the nine months ended September 30, 2021, gain (loss) on sale of loans, net was a gain of $50.4 million compared to a loss of $(7.5) million in the comparable 2020 period. The increase in gain on sale of loans, net was most notably due to a $24.3 million increase in gain on sale of loans, a $20.2 million increase in mark-to-market gains on LHFS, a $11.5 million decrease in realized and unrealized net losses on derivative financial instruments and a $4.6 million decrease in provision for repurchases.  Partially offsetting the increase in gain on sale of loans, net was a $1.3 million decrease in premiums from servicing retained loan sales and a $1.3 million increase in direct origination expenses.

As previously discussed, for the nine months ended September 30, 2021, the substantial remarking of our NonQM loan portfolio held-for-sale as a result of spreads widening substantially on credit assets due to potential pandemic related payment delinquencies and forbearances, causing a severe decline in the values assigned by counterparties for NonQM assets, which resulted in a significant loss on sale of loans, net. For the nine months ended September 30, 2021, we originated and sold $2.1 billion and $2.0 billion of mortgage loans, respectively, as compared to $1.9 billion and $2.5 billion of loans originated and sold, respectively, during the same period in 2020.  During the nine months ended September 30, 2021, margins were 235 bps as compared to the negative margins during the same period in 2020 resulting in the aforementioned loss on sale of loans.

Servicing (expenses) fees, net.  For the nine months ended September 30, 2021, servicing (expenses) fees, net were an expense of $393 thousand compared to income of $3.7 million in the comparable 2020 period.  The decrease in servicing fees, net was the result of the sale of $4.2 billion in UPB of Freddie Mac and GNMA MSRs in the second and third quarters of 2020.  In addition, the substantial decrease in mortgage interest rates during 2020 caused a significant increase in runoff of our mortgage servicing portfolio which combined with the servicing sales decreased the servicing portfolio average balance 98% to $47.4 million for the nine months ended September 30, 2021 as compared to an average balance of $2.2 billion for the comparable period in 2020.  As a result of the servicing sales in 2020, we will continue to see a reduction in servicing fees, net and recognize a servicing expense related to interim subservicing and other servicing costs related to the small UPB of remaining servicing portfolio.  During the nine months ended September 30, 2021, we had $39.6 million in servicing retained loan sales.

Loss on mortgage servicing rights, net

	For the Nine Months Ended September 30,
			$	%
	2021	2020	Change	Change
Gain (loss) on sale of mortgage servicing rights	$143	$(4,925)	$5,068	103%
Changes in fair value:
Due to changes in valuation market rates, inputs or assumptions	47	(17,683)	17,730	100
Other changes in fair value:
Scheduled principal prepayments	(37)	(497)	460	93
Voluntary prepayments	(51)	(3,780)	3,729	99
Total changes in fair value	$(41)	$(21,960)	$21,919	100

Gain (loss) on mortgage servicing rights, net	$102	$(26,885)	$26,987	100%

For the nine months ended September 30, 2021, gain (loss) on MSRs, net was a net gain of $102 thousand compared to a net loss of $26.9 million in the comparable 2020 period.  For the nine months ended September 30, 2021, we recorded a $47 thousand gain from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market rates, inputs and assumptions partially offset by scheduled and voluntary prepayments.  For the nine months ended September 30, 2020, we recorded a $22.0 million loss from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market rates, inputs and assumptions as well as voluntary and scheduled prepayments.  As a result of the aforementioned decrease in interest rates during 2020, $21.5 million of the $22.0 million change in fair value of MSRs was due to prepayments, with $17.7 million primarily due to an increase in prepayment speed assumptions and $3.8 million due to voluntary prepayments.  Additionally, during the nine months ended September 30, 2021, we recorded $143 thousand gain on mortgage servicing rights, net as a result of the collection of holdbacks in excess of previously reserved for amounts on prior period mortgage servicing sales.

Real estate services fees, net.  For the nine months ended September 30, 2021, real estate services fees, net were $932 thousand as compared to $1.0 million in the comparable 2020 period. The real estate service fees decreased slightly for the nine months ended September 30, 2021 as compared to the same period in 2020, and will decline over time as a result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio.

Other revenues. For the nine months ended September 30, 2021, other revenues were $308 thousand as compared to $1.5 million in the comparable 2020 period. The $1.2 million decrease was the result of an increase in the cash surrender value the corporate-owned life insurance trusts during the first nine months of 2020, as a result of the payment of premiums.

Expenses

For the Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020

	For the Three Months Ended September 30,
			$	%
	2021	2020	Change	Change
Personnel expense	$12,685	$11,186	$1,499	13%
General, administrative and other	4,927	4,828	99	2
Business promotion	2,185	104	2,081	2001
Total expenses	$19,797	$16,118	$3,679	23%

Total expenses increased by $3.7 million, or 23%, to $19.8 million for the three months ended September 30, 2021, compared to $16.1 million for the comparable period in 2020.  Personnel expense increased $1.5 million to $12.7 million for the three months ended September 30, 2021 as compared to the same period in 2020.  The increase is related to an increase in originations during the third quarter of 2021 as well as the temporary pause in lending during 2020, which resulted in the furlough of certain employees and subsequent reduction in headcount.  Although we continue to manage our headcount, pipeline and capacity to balance the risks inherent in an aggregation execution model, average headcount increased 20% for the three months ended September 30, 2021 as compared to the same period in 2020. In addition to the aforementioned increases in personnel expense, the increase is also the result of an industry wide escalation in the cost of production and operational talent, as well as the continued rebuild and expansion of our NonQM platform, which began in the fourth quarter of 2020. Personnel expense decreased to 186 bps of funding’s during the three months ended September 30, 2021 as compared to 267 bps for the comparable 2020 period.

General, administrative and other expenses increased to $4.9 million for the three months ended September 30, 2021, compared to $4.8 million for the same period in 2020.  The increase in general, administrative and other expenses was primarily due to a $96 thousand increase in data processing expense, a $45 thousand increase in insurance expense and a $41 thousand increase in occupancy expense. Partially offsetting the increase in general, administrative and other expenses was an $82 thousand decrease in other various general and administrative.

Business promotion expense increased $2.1 million to $2.2 million for the three months ended September 30, 2021 as compared to $104 thousand for the same period in the prior year.  The increase in business promotion is partially related to an increase in originations during the third quarter of 2021 in an effort to target NonQM production in the retail channel, continue to expand production outside of California and maintain our lead volume. Although we continue to source leads through digital campaigns, which allows for a more cost effective approach, the competitiveness within the California market has driven up advertising costs.

For the Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020

	For the Nine Months Ended September 30,
			$	%
	2021	2020	Change	Change
Personnel expense	$39,574	$39,624	$(50)	(0)%
General, administrative and other	15,991	18,418	(2,427)	(13)
Business promotion	5,146	3,307	1,839	56
Total expenses	$60,711	$61,349	$(638)	(1)%

Total expenses decreased by $638 thousand, or 1%, to $60.7 million for the nine months ended September 30, 2021, compared to $61.3 million for the comparable period in 2020.  Personnel expense decreased $50 thousand to $39.6 million for the nine months ended September 30, 2021 as compared to the same period in 2020.  We continue to rebuild our NonQM platform as well as balance the industry wide escalation in cost of production and operational talent as we manage our headcount, pipeline and capacity to balance the risks inherent in an aggregation execution model.  As a result, average headcount was flat for the nine months ended September 30, 2021 as compared to the same period in 2020. Personnel expense decreased to 185 bps of funding’s during the nine months ended September 30, 2021 as compared to 205 bps for the comparable 2020 period.

General, administrative and other expenses decreased to $16.0 million for the nine months ended September 30, 2021, compared to $18.4 million for the same period in 2020.  The decrease in general, administrative and other expenses was primarily due to a $1.4 million decrease in premiums associated with the corporate-owned life insurance trusts liability, an $860 thousand decrease in other various general and administrative expenses, a $697 thousand decrease in occupancy expense partially due to right of use (ROU) asset impairment during the first quarter of 2020 and a reduction in occupancy expense associated with the impaired space.  Partially offsetting the decrease in general, administrative and other expenses was a $491 thousand increase in insurance expense.

Business promotion expense increased $1.8 million to $5.1 million for the nine months ended September 30, 2021 as compared to $3.3 million for the same period in the prior year.  Business promotion had remained low as a result of the interest rate environment which required significantly less business promotion to source leads.  Beginning in second quarter of 2021, we began to increase our marketing expenditures in an effort to target NonQM production in the retail channel, continue to expand production outside of California and maintain our lead volume as competition increased. Although we continue to source leads through digital campaigns, which allows for a more cost effective approach, the competitiveness within the California market has driven up advertising costs.

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

	For the Three Months Ended September 30,
	2021			2020
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$1,791,398	$15,704	3.51%	$2,215,408	$25,387	4.58%
Mortgage loans held-for-sale	174,331	1,491	3.42	72,441	563	3.11
Other	42,862	2	0.02	46,355	15	0.13
Total interest-earning assets	$2,008,591	$17,197	3.42%	$2,334,204	$25,965	4.45%
LIABILITIES
Securitized mortgage borrowings	$1,777,359	$13,504	3.04	$2,202,329	$23,138	4.20%
Warehouse borrowings	168,153	1,447	3.44	50,442	426	3.38
MSR financing facilities	—	—	—	73	1	5.48
Long-term debt	45,679	1,003	8.78	42,323	908	8.58
Convertible notes	20,000	350	7.00	24,880	558	8.97
Other	12,836	116	3.61	12,303	214	6.96
Total interest-bearing liabilities	$2,024,027	$16,420	3.25%	$2,332,350	$25,245	4.33%
Net interest spread (1)		$777	0.17%		$720	0.12%
Net interest margin (2)			0.15%			0.12%
(1)	Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.
(2)	Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest spread income increased $57 thousand for the three months ended September 30, 2021 primarily attributable to a decrease in interest expense on the convertible notes and a decrease in interest expense on the corporate-owned life insurance trusts (within other liabilities).  Offsetting the increase in net interest spread income was an increase in interest expense on the long-term debt, a decrease in the net interest spread income between loans held-for-sale and their related warehouse borrowings and a decrease in interest spread income on the securitized mortgage collateral and securitized mortgage borrowings. As a result, the net interest margin increased to 0.15% for the three months ended September 30, 2021 from 0.12% for the three months ended September 30, 2020.

During the three months ended September 30, 2021, the yield on interest-earning assets decreased to 3.42% from 4.45% in the comparable 2020 period. The yield on interest-bearing liabilities decreased to 3.25% for the three months ended September 30, 2021 from 4.33% for the comparable 2020 period.  In connection with the fair value accounting for securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense are recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to an increase in prices on mortgage-backed bonds which resulted in a decrease in yield as compared to the previous period.

	For the Nine Months Ended September 30,
	2021			2020
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$1,930,379	$45,404	3.14%	$2,326,923	$87,034	4.99%
Mortgage loans held-for-sale	170,521	4,017	3.14	316,394	10,758	4.53
Other	48,909	8	0.02	49,877	101	0.27
Total interest-earning assets	$2,149,809	$49,429	3.07%	$2,693,194	$97,893	4.85%
LIABILITIES
Securitized mortgage borrowings	$1,917,371	$38,898	2.70%	$2,315,519	$80,420	4.63%
Warehouse borrowings	164,496	4,176	3.38	286,938	8,188	3.80
MSR financing facilities	—	—	—	4,037	119	3.93
Long-term debt	45,283	2,968	8.74	42,428	2,896	9.10
Convertible notes	20,000	1,050	7.00	24,958	1,554	8.30
Other	12,721	341	3.57	7,749	287	4.94
Total interest-bearing liabilities	$2,159,871	$47,433	2.93%	$2,681,629	$93,464	4.65%
Net interest spread (1)		$1,996	0.14%		$4,429	0.20%
Net interest margin (2)			0.12%			0.22%
(1)	Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.
(2)	Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest spread income decreased $2.4 million for the nine months ended September 30, 2021 primarily attributable to a decrease in the net interest spread income between loans held-for-sale and their related warehouse borrowings (a negative spread of 24 bps for the nine months ended September 30, 2021 as compared to a positive spread of 73 bps for the same period in the prior year), an increase in interest expense on the corporate-owned life insurance trusts (within other liabilities), a decrease in the net interest spread income on the securitized mortgage collateral and securitized mortgage borrowings and an increase in interest expense on the long-term debt.  Offsetting the decrease in net interest spread income was a decrease in interest expense on the convertible notes and MSR financing facilities.  As a result, the net interest margin decreased to 0.12% for the nine months ended September 30, 2021 from 0.22% for the nine months ended September 30, 2020.

During the nine months ended September 30, 2021, the yield on interest-earning assets decreased to 3.07% from 4.85% in the comparable 2020 period. The yield on interest-bearing liabilities decreased to 2.93% for the nine months ended September 30, 2021 from 4.65% for the comparable 2020 period.  In connection with the fair value accounting for securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense are recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to an increase in prices on mortgage-backed bonds which resulted in a decrease in yield as compared to the previous period.

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

During the three months ended September 30, 2021, the fair value of long-term debt increased by $1.6 million to $46.5 million from $44.9 million June 30, 2021.  The increase in estimated fair value was the result of a $1.8 million change in the market specific credit risk as a result of a decrease in the risk free rate component of the discount rate as compared to the second quarter of 2021 and a $386 thousand increase due to accretion, partially offset by a $631 thousand change in the instrument specific credit risk.  During the nine months ended September 30, 2021, the fair value of long-term debt increased by $2.1 million to $46.5 million from $44.4 million at December 31, 2020. The increase in estimated fair value was the result of a $1.6 million change in the instrument specific credit risk and a $1.1 million increase due to accretion, partially offset by a $638 thousand change in the market specific credit risk as a result of an increase in the risk free rate component of the discount rate as compared to the fourth quarter of 2020.

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

Change in fair value of net trust assets, including trust REO losses

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Change in fair value of net trust assets, excluding REO	$3,381	$(3,143)	$(1,991)	$(9,555)
(Losses) gains from REO	(269)	1,794	1,289	4,959
Change in fair value of net trust assets, including trust REO gains (losses)	$3,112	$(1,349)	$(702)	$(4,596)

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $3.1 million for the three months ended September 30, 2021.  The change in fair value of net trust assets, excluding REO was due to $3.4 million in gains from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral as a result of a decrease in residual discount rates as estimated bond prices have continued to improve and corresponding yields have decreased, partially offset by an increase in loss assumptions on certain trusts.  Additionally, the NRV of REO decreased $269 thousand during the period attributed to higher expected loss severities on properties within certain states held in the long-term mortgage portfolio during the period.

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

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $0.7 million for the nine months ended September 30, 2021.  The change in fair value of net trust assets, excluding REO was due to $2.0 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral as a result of cash received during the period and an increase in forward LIBOR, as compared to December 2020, offset by gains from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral as a result of a decrease in residual discount rates as estimated bond prices have continued to improve and corresponding yields have decreased. The NRV of REO increased $1.3 million during the period which partially offset the change in fair value of the net trust assets, excluding REO.  The increase in NRV of REO was attributed to lower expected loss severities on properties within certain states held in the long-term mortgage portfolio during the period.

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $4.6 million for the nine months ended September 30, 2020.  The change in fair value of net trust assets, excluding REO was due to $9.6 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral as a result of increases in loss assumptions on certain trusts during the period partially offset by a decrease in forward LIBOR. Additionally, the NRV of REO increased $5.0 million during the period attributed to lower expected loss severities on properties within certain states held in the long-term mortgage portfolio during the period.

Income Taxes

For the quarter ended September 30, 2021, we recorded income tax expense of approximately $21 thousand, which was the result of applying 1) the calculated annual effective tax rate (ETR) against the year to date net loss, and 2) the discrete method in jurisdictions where we meet an exception to using ETR.  Income tax expense of $63 thousand for the nine months ended September 30, 2021 was primarily driven by state income taxes from states where we do not have net operating loss (NOL) carryforwards. The net deferred tax assets (DTA) were fully reserved for at September 30, 2021, consistent with December 31, 2020. Tax expense for the three and nine months ended September 30, 2020 of $4 thousand and $55 thousand, respectively, was primarily the result of state income taxes from states where the Company does not have NOL carryforwards or state minimum taxes.

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

Results of Operations by Business Segment

We have three primary operating segments: Mortgage Lending, Long-Term Mortgage Portfolio and Real Estate Services. Unallocated corporate and other administrative costs, including the cost associated with being a public company, are presented in Corporate. Segment operating results are as follows:

Mortgage Lending

	For the Three Months Ended September 30,
			$	%
	2021	2020	Change	Change
Gain on sale of loans, net	$19,608	$19,261	$347	2%
Servicing expense, net	(124)	(125)	1	1
Gain (loss) on mortgage servicing rights, net	101	(133)	234	176
Total revenues	19,585	19,003	582	3

Other income	46	283	(237)	(84)

Personnel expense	(11,096)	(9,430)	(1,666)	(18)
Business promotion	(2,183)	(104)	(2,079)	(1,999)
General, administrative and other	(1,803)	(1,750)	(53)	(3)
Earnings before income taxes	$4,549	$8,002	$(3,453)	(43)%

For the three months ended September 30, 2021, gain on sale of loans, net was a gain of $19.6 million compared to $19.3 million in the comparable 2020 period. The increase in gain on sale of loans, net was most notably due to a $10.8 million increase in gain on sale of loans, a $246 thousand increase in premiums from servicing retained loan sales.  Partially offsetting the increase in gain on sale of loans, net was a $4.7 million decrease in realized and unrealized net losses on derivative financial instruments, a $2.9 million increase in direct origination expenses, a $2.4 million decrease in mark-to-market gains on LHFS and a decrease in provision for repurchases of $658 thousand.

As previously discussed, for the three months ended September 30, 2021, the increase in gain on sale of loans, net was the result of our temporary suspension of lending activities during the second quarter of 2020 due to the uncertainty caused by the pandemic.  For the three months ended September 30, 2021, we originated and sold $682.6 million and $561.9 million, respectively, as compared to $418.5 million and $303.1 million of loans originated and sold, respectively, during the same period in 2020.  During the third quarter of 2021, margins were 287 bps as compared to 175 bps for the second quarter of 2021 and 460 bps for the third quarter of 2020.

For the three months ended September 30, 2021, servicing expenses, net were $124 thousand compared to an $125 thousand in the comparable 2020 period.  Servicing expense was flat as compared to the same period in 2020 as a result of the previous servicing sales in the second and third quarters of 2020 as well as our continued selective retention of GNMA mortgage servicing.  The selective retention of servicing has increased the servicing portfolio average balance to $58.5 million for the three months ended September 30, 2021 as compared to an average balance of $275 thousand for the comparable period in 2020.  Despite the increase in UPB of the servicing portfolio, we will continue to recognize a servicing expense related to interim subservicing and other servicing costs due to the small UPB of our servicing portfolio.    During the three months ended September 30, 2021, we had $19.8 million in servicing retained loan sales.

For the three months ended September 30, 2021, gain (loss) on MSRs, net was a net gain of $101 thousand compared to a net loss of $133 thousand in the comparable 2020 period.  The increase in gain (loss) on mortgage servicing rights, net was primarily the result of the collection of holdbacks in excess of previously reserved for amounts on prior period mortgage servicing sales.  For the three months ended September 30, 2021, we recorded a $42 thousand loss from change in fair value of MSRs primarily due to scheduled and voluntary prepayments.  For the three months ended September 30, 2020, we recorded a $18 thousand loss from a change in fair value of MSRs primarily due to changes in fair value associated with changes in voluntary prepayments as a result of the interest rate environment.

For the three months ended September 30, 2021, other income decreased to $46 thousand as compared to income of $283 thousand in the comparable 2020 period. The $237 thousand decrease in other income was primarily due to a $133 thousand decrease in contract underwriting performed during the second and third quarters of 2020, as a result of our pause in lending during 2020 and a $93 thousand decrease net interest spread between loans held-for-sale and their related warehouse borrowings during the three months ended September 30, 2021 as compared to the comparable period in 2020.  As a result of the low interest rate environment which began in the first quarter of 2020, the base interest rates for most of our warehouse lines of credit have hit their floor, which is greater than the note rate on the underlying mortgage loan financed in some instances, resulting in a reduction to net interest spread.

Personnel expense increased $1.7 million to $11.1 million for the three months ended September 30, 2021 as compared to the same period in 2020.  The increase is related to an increase in originations during the third quarter of 2021 as well as the temporary pause in lending during 2020, which resulted in the furlough of certain employees and subsequent reduction in headcount.  Although we continue to manage our headcount, pipeline and capacity to balance the risks inherent in an aggregation execution model, average headcount increased 26% for the three months ended September 30, 2021 as compared to the same period in 2020.  In addition to the aforementioned increases in personnel expense, the increase is also the result of an industry wide escalation in the cost of production and operational talent, as well as the continued rebuild and expansion of our NonQM platform, which began in the fourth quarter of 2020. Personnel expense in the mortgage lending segment decreased to 162 bps of funding’s during the three months ended September 30, 2021 as compared to 225 bps for the comparable 2020 period.

Business promotion expense increased $2.1 million to $2.2 million for the three months ended September 30, 2021 as compared to $104 thousand for the same period in the prior year.  The increase in business promotion is partially related to an increase in originations during the third quarter of 2021 in an effort to target NonQM production in the retail channel, continue to expand production outside of California and maintain our lead volume. Although we continue to source leads through digital campaigns, which allows for a more cost effective approach, the competitiveness within the California market has driven up advertising costs.

General, administrative and other expenses were flat at $1.8 million for the three months ended September 30, 2021, compared to $1.8 million for the same period in 2020.  Despite general, administrative and other expenses being flat for the three months ended September 30, 2021, legal and professional fees increased $150 thousand and data processing increased $41 thousand, partially offset by a $140 thousand decrease in occupancy expense.

	For the Nine Months Ended September 30,
			$	%
	2021	2020	Change	Change
Gain (loss) on sale of loans, net	$50,432	$(7,451)	$57,883	777%
Servicing (expenses) fees, net	(393)	3,733	(4,126)	(111)
Gain (loss) on mortgage servicing rights, net	102	(26,885)	26,987	100
Total revenues (expenses)	50,141	(30,603)	80,744	264

Other (expense) income	(129)	2,672	(2,801)	(105)

Personnel expense	(34,758)	(33,564)	(1,194)	(4)
Business promotion	(5,140)	(3,301)	(1,839)	(56)
General, administrative and other	(6,700)	(7,726)	1,026	13
Earnings (loss) before income taxes	$3,414	$(72,522)	$75,936	105%

For the nine months ended September 30, 2021, gain (loss) on sale of loans, net was a gain of $50.4 million compared to a loss of $(7.5) million in the comparable 2020 period. The increase in gain on sale of loans, net was most notably due to a $24.3 million increase in gain on sale of loans, a $20.2 million increase in mark-to-market gains on LHFS, a $11.5 million decrease in realized and unrealized net losses on derivative financial instruments and a $4.6 million decrease in provision for repurchases.  Partially offsetting the increase in gain on sale of loans, net was a $1.3 million decrease in premiums from servicing retained loan sales and a $1.3 million increase in direct origination expenses.

As previously discussed, for the nine months ended September 30, 2021, the substantial remarking of our NonQM loan portfolio held-for-sale as a result of spreads widening substantially on credit assets due to potential pandemic related payment delinquencies and forbearances, causing a severe decline in the values assigned by counterparties for NonQM assets, which resulted in a significant loss on sale of loans, net. For the nine months ended September 30, 2021, we originated and sold $2.1 billion and $2.0 billion of mortgage loans, respectively, as compared to $1.9 billion and $2.5 billion of loans originated and sold, respectively, during the same period in 2020.  During the nine months ended September 30, 2021, margins were 235 bps as compared to the negative margins during the same period in 2020 resulting in the aforementioned loss on sale of loans.

For the nine months ended September 30, 2021, servicing (expenses) fees, net were an expense of $393 thousand compared to income of $3.7 million in the comparable 2020 period.  The decrease in servicing fees, net was the result of the sale of $4.2 billion in UPB of Freddie Mac and GNMA MSRs in the second and third quarters of 2020.  In addition, the substantial decrease in mortgage interest rates during 2020 caused a significant increase in runoff of our mortgage servicing portfolio which combined with the servicing sales decreased the servicing portfolio average balance 98% to $47.4 million for the nine months ended September 30, 2021 as compared to an average balance of $2.2 billion for the comparable period in 2020.  As a result of the servicing sales in 2020, we will continue to see a reduction in servicing fees, net and recognize a servicing expense related to interim subservicing and other servicing costs related to the small UPB of remaining servicing portfolio.  During the nine months ended September 30, 2021, we had $39.6 million in servicing retained loan sales.

For the nine months ended September 30, 2021, gain (loss) on MSRs, net was $102 thousand compared to a loss of $26.9 million in the comparable 2020 period.  For the nine months ended September 30, 2021, we recorded a $47 thousand gain from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market rates, inputs and assumptions partially offset by scheduled and voluntary prepayments.  For the nine months ended September 30, 2020, we recorded a $22.0 million loss from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market rates, inputs and assumptions as well as voluntary and scheduled prepayments.  As a result of the aforementioned decrease in interest rates during 2020, $21.5 million of the $22.0 million change in fair value of MSRs was due to prepayments, with $17.7 million primarily due to an increase in prepayment speed assumptions and $3.8 million due to voluntary prepayments.  Additionally, during the nine months ended September 30, 2021, we recorded $143 thousand gain on mortgage servicing rights, net as a result of the collection of holdbacks in excess of previously reserved for amounts on prior period mortgage servicing sales.

For the nine months ended September 30, 2021, other income (expense) decreased to an expense of $129 thousand as compared to income of $2.7 million in the comparable 2020 period. The $2.8 million decrease in other income was primarily due to a $2.7 million decrease net interest spread between loans held-for-sale and their related warehouse borrowings during the nine months ended September 30, 2021 as compared to the comparable period in 2020.  As a result of the low interest rate environment which began in the first quarter of 2020, the base interest rates for most of our warehouse lines of credit have hit their floor, which is greater than the note rate on the underlying mortgage loan financed in most instances, resulting in negative spread on our financing. In addition to the decline in net interest spread was a $133 thousand decrease in contract underwriting performed during the second and third quarters of 2020, as a result of our pause in lending during 2020.  Partially offsetting the decrease in other income was a $119 thousand decrease in interest expense related to MSR financing as a result of the aforementioned sale of our mortgage servicing portfolio in 2020.

Personnel expense increased $1.2 million to $34.8 million for the nine months ended September 30, 2021 as compared to the same period in 2020.  The increase is related to an increase in originations during the nine months ended September 30, 2021 as well as the temporary pause in lending during 2020, which resulted in the furlough of certain employees and subsequent reduction in headcount.  Although we continue to manage our headcount, pipeline and capacity to balance the risks inherent in an aggregation execution model, average headcount increased 3% for the nine months ended September 30, 2021 as compared to the same period in 2020.  In addition to the aforementioned increases in personnel expense, the increase is also the result of an industry wide escalation in the cost of production and operational talent, as well as the continued rebuild and expansion of our NonQM platform, which began in the fourth quarter of 2020. Personnel expense in the mortgage lending segment decreased to 162 bps of funding’s during the nine months ended September 30, 2021 as compared to 173 bps for the comparable 2020 period.

Business promotion expense increased $1.8 million to $5.1 million for the nine months ended September 30, 2021 as compared to $3.3 million for the same period in the prior year.  Business promotion had remained low as a result of the interest rate environment which required significantly less business promotion to source leads.  Beginning in second quarter of 2021, we began to increase our marketing expenditures in an effort to target NonQM production in the retail channel, continue to expand production outside of California and maintain our lead volume as competition increased. Although we continue to source leads through digital campaigns, which allows for a more cost effective approach, the competitiveness within the California market has driven up advertising costs.

General, administrative and other expenses decreased to $6.7 million for the nine months ended September 30, 2021, compared to $7.7 million for the same period in 2020.  The decrease in general, administrative and other expenses was partially due to a $1.3 million decrease in occupancy expense partially due to right of use (ROU) asset impairment during the first quarter of 2020 as well as a reduction in occupancy expense associated with the impaired space and a $537 thousand decrease in other various general and administrative expenses. Partially offsetting the decrease in general, administrative and other expenses was a $812 thousand increase in legal and professional fees.

Long-Term Mortgage Portfolio

	For the Three Months Ended September 30,
			$	%
	2021	2020	Change	Change
Other revenue	$24	$35	$(11)	(31)%

Personnel expense	(27)	(35)	8	23
General, administrative and other	(215)	(102)	(113)	(111)
Total expenses	(242)	(137)	(105)	(77)

Net interest income	1,197	1,341	(144)	(11)
Change in fair value of long-term debt	(1,803)	(1,127)	(676)	(60)
Change in fair value of net trust assets, including trust REO gains (losses)	3,112	(1,349)	4,461	331
Total other income (expense)	2,506	(1,135)	3,641	321
Earnings (loss) before income taxes	$2,288	$(1,237)	$3,525	285%

For the three months ended September 30, 2021, net interest income was $1.2 million as compared to $1.3 million for the same period in 2020. Net interest income decreased $144 thousand for the three months ended September 30, 2021 primarily attributable to a $95 thousand increase in interest expense on the long-term debt associated with an increase in interest accretion and a $49 thousand decrease in net interest spread on the long-term mortgage portfolio.

During the three months ended September 30, 2021, the fair value of long-term debt increased by $1.6 million to $46.5 million from $44.9 million June 30, 2021.  The increase in estimated fair value was the result of a $1.8 million change in the market specific credit risk as a result of a decrease in the risk free rate component of the discount rate as compared to the second quarter of 2021 and a $386 thousand increase due to accretion, partially offset by a $631 thousand change in the instrument specific credit risk.

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $3.1 million for the three months ended September 30, 2021.  The change in fair value of net trust assets, excluding REO was due to $3.4 million in gains from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral as a result of a decrease in residual discount rates as estimated bond prices have continued to improve and corresponding yields have decreased, partially offset by an increase in loss assumptions on certain trusts.  Additionally, the NRV of REO decreased $269 thousand during the period attributed to higher expected loss severities on properties within certain states held in the long-term mortgage portfolio during the period.

	For the Nine Months Ended September 30,
			$	%
	2021	2020	Change	Change
Other revenue	$92	$107	$(15)	(14)%

Personnel expense	(82)	(104)	22	21
General, administrative and other	(416)	(382)	(34)	(9)
Total expenses	(498)	(486)	(12)	(2)

Net interest income	3,538	3,717	(179)	(5)
Change in fair value of long-term debt	638	3,701	(3,063)	(83)
Change in fair value of net trust assets, including trust REO gains (losses)	(702)	(4,596)	3,894	85
Total other income	3,474	2,822	652	23
Earnings before income taxes	$3,068	$2,443	$625	26%

For the nine months ended September 30, 2021, net interest income was $3.5 million as compared to $3.7 million for the same period in 2020.  Net interest income decreased $179 thousand for the nine months ended September 30, 2021 primarily attributable to a $108 thousand decrease in net interest spread on the long-term mortgage portfolio and a $72 thousand increase in interest expense on the long-term debt associated with an increase in interest accretion.

During the nine months ended September 30, 2021, the fair value of long-term debt increased by $2.1 million to $46.5 million from $44.4 million at December 31, 2020. The increase in estimated fair value was the result of a $1.6 million change in the instrument specific credit risk and a $1.1 million increase due to accretion, partially offset by a $638 thousand change in the market specific credit risk as a result of an increase in the risk free rate component of the discount rate as compared to the fourth quarter of 2020.

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $0.7 million for the nine months ended September 30, 2021.  The change in fair value of net trust assets, excluding REO was due to $2.0 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral as a result of cash received during the period and an increase in forward LIBOR, as compared to December 2020, offset by gains from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral as a result of a decrease in residual discount rates as estimated bond prices have continued to improve and corresponding yields have decreased. The NRV of REO increased $1.3 million during the period which partially offset the change in fair value of the net trust assets, excluding REO.  The increase in NRV of REO was attributed to lower expected loss severities on properties within certain states held in the long-term mortgage portfolio during the period.

Real Estate Services

	For the Three Months Ended September 30,
			$	%
	2021	2020	Change	Change
Real estate services fees, net	$244	$332	$(88)	(27)%
Personnel expense	(298)	(283)	(15)	(5)
General, administrative and other	(61)	(120)	59	49
Loss before income taxes	$(115)	$(71)	$(44)	(62)%

For the three months ended September 30, 2021, real estate services fees, net were $244 thousand compared to $332 thousand in the comparable 2020 period. The $88 thousand decrease in real estate services fees, net was primarily the result of a $70 thousand decrease in real estate service fees, a $49 thousand decrease in in real estate and recovery fees partially offset by a $31 thousand increase in loss mitigation fees.  Real estate services fees, net have declined and will continue to decline over time as a result of the decline in the number of loans and the UPB of the long-term mortgage portfolio.

	For the Nine Months Ended September 30,
			$	%
	2021	2020	Change	Change
Real estate services fees, net	$932	$1,018	$(86)	(8)%
Personnel expense	(894)	(858)	(36)	(4)
General, administrative and other	(189)	(262)	73	28
Loss before income taxes	$(151)	$(102)	$(49)	(48)%

For the nine months ended September 30, 2021, real estate services fees, net were $932 thousand compared to $1.0 million in the comparable 2020 period. The $86 thousand decrease in real estate services fees, net was primarily the result of a $188 thousand decrease in real estate service fees, a $49 thousand decrease in in real estate and recovery fees partially offset by a $151 thousand increase in loss mitigation fees.  Real estate services fees, net have declined and will continue to decline over time as a result of the decline in the number of loans and the UPB of the long-term mortgage portfolio.

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

	For the Three Months Ended September 30,
			$	%
	2021	2020	Change	Change
Interest expense	$(466)	$(771)	$305	40%
Other expenses	(4,149)	(4,319)	170	4
Loss before income taxes	$(4,615)	$(5,090)	$475	9%

For the three months ended September 30, 2021, interest expense decreased to $466 thousand as compared to $771 thousand in the comparable 2020 period. The decrease was primarily due to a $208 thousand decrease in interest expense attributable to the Notes extension entered into in 2020 as well as a $98 thousand decrease in interest expense associated with the premium financing associated with the corporate-owned life insurance trusts liability.

For the three months ended September 30 2021, other expenses decreased to $4.1 million as compared to $4.3 million for the comparable 2020 period. During the three months ended September 30, 2021, the primary decrease in other expense was a $243 thousand decrease in legal and professional fees and a $174 thousand decrease in personnel expense. Partially offsetting these decreases was a $185 thousand increase in occupancy expense and a $65 thousand increase in insurance expense.

	For the Nine Months Ended September 30,
			$	%
	2021	2020	Change	Change
Interest expense	$(1,389)	$(1,825)	$436	24%
Other expenses	(12,340)	(13,899)	1,559	11
Loss before income taxes	$(13,729)	$(15,724)	$1,995	13%

For the nine months ended September 30, 2021, interest expense decreased to $1.4 million as compared to $1.8 million in the comparable 2020 period. The decrease was primarily due to a $504 thousand decrease in interest expense attributable to the convertible note extension entered into in 2020, partially offset by a $54 thousand increase in interest expense associated with the premium financing associated with the corporate-owned life insurance trusts liability.

For the nine months ended September 30, 2021, other expenses decreased to $12.3 million as compared to $13.9 million for the comparable 2020 period. During the nine months ended September 30, 2021, the primary decrease in other expense was a $1.4 million decrease in premiums associated with the corporate-owned life insurance trusts liability as compared to the same period in 2020, a $1.3 million decrease in personnel expense and a $895 thousand decrease in legal and professional fees. Partially offsetting these decreases was a $1.0 million reduction due to the increase in cash surrender value of corporate-owned life insurance trusts as compared to the same period in 2020, a $609 thousand increase in occupancy expense and a $543 thousand increase in insurance expense.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our chief executive officer and interim principal financial officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). Based on that evaluation, the Company’s chief executive officer and interim principal financial officer concluded that, September 30, 2021, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
99.1

Impac Mortgage Holdings. v. Curtis Timm, et al., July 15, 2021, Maryland Court of Appeals (incorporated by reference to Exhibit 99.1 of the Company’s Report on Form 8-k filed with the Securities and Exchange Commission on July 19, 2021).

101

The following materials from Impac Mortgage Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline eXtensible Business Reporting Language (XBRL): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations and Comprehensive earnings (loss), (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

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
November 12, 2021

/s/ JON GLOECKNER
Jon Gloeckner
SVP, Treasury & Financial Reporting
(Interim Principal Financial Officer and Principal Accounting Officer)
November 12, 2021