Form 10-K
period 2021-12-31
IMPAC MORTGAGE HOLDINGS INC
filed 2022-03-11
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021 or

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

As of June 30, 2021, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $26.9 million, based on the closing sales price of common stock on the NYSE American on June 30, 2021. For purposes of the calculation only, all directors and executive officers and beneficial holders of more than 10% of the stock of the registrant have been deemed affiliates. There were 21,455,170 shares of common stock outstanding as of March 4, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K. The proxy statement will be filed by the registrant with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

IMPAC MORTGAGE HOLDINGS, INC.

2021 FORM 10-K ANNUAL REPORT

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

Forward-Looking Statements

This report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “likely,” “should,” “could,” “seem to,” “anticipate,” “plan,” “intend,” “project,” “assume,” or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of many factors, including, but not limited to the following: successful development, marketing, sale and financing of new and existing financial products; expansion of NonQM loan originations and conventional and government-insured loan programs; local, national and international economic conditions, including the impact of the Covid-19 pandemic on the economy and demand for our products; ability to successfully diversify our loan products; ability to successfully sell loans to third-party investors; volatility in the mortgage industry; unexpected interest rate fluctuations and margin compression; performance of third-party sub-servicers; our ability to manage personnel expenses in relation to mortgage production levels; our ability to successfully use warehousing capacity and satisfy financial convents requirements; increased competition in the mortgage lending industry by larger or more efficient companies; issues and system risks related to our technology; ability to successfully create cost and product efficiencies through new technology; more than expected increases in default rates or loss severities and mortgage related losses; ability to obtain additional financing through lending and repurchase facilities, debt or equity funding, strategic relationships or otherwise;  our ability to maintain adequate cash flow and liquidity to manage our operations; the terms of any financing, whether debt or equity, that we do obtain and our expected use of proceeds from any financing; increase in loan repurchase requests and ability to adequately settle repurchase obligations; failure to create brand awareness; the outcome, including any settlements, of litigation or regulatory actions pending against us or other legal contingencies; our compliance with applicable local, state and federal laws and regulations; and other general market and economic conditions.

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

Our Company

We were founded in 1995 and are an established nationwide independent residential mortgage lender which originates, sells and services residential mortgage loans. We originate non-qualified mortgages (NonQM), conventional mortgage loans, which are intended to be eligible for sale to U.S. government-sponsored enterprises, (GSEs), including the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) (conventional loans), and government-insured mortgage loans eligible for government securities issued through the Government National Mortgage Association (Ginnie Mae or government loans).

Segments

Our business activities are organized and presented in three primary operating segments: Mortgage Lending, the Long-Term Mortgage Portfolio and Real Estate Services. Our mortgage lending segment provides mortgage lending products through three lending channels, retail, wholesale and correspondent and opportunistically retains mortgage servicing rights.  Our long-term mortgage portfolio consists of residual interests in securitization trusts. Our real estate services segment performs master servicing and provides loss mitigation services for primarily our securitized long-term mortgage portfolio.  A description of each operating segment is presented below with further details and discussions of each segment’s results of operations presented in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

In addition to the segments described above, we also have a corporate segment, which supports all of the operating segments. The corporate segment includes unallocated corporate and other administrative costs as described below.

Mortgage Lending

We are focused on expanding our mortgage lending platform which provides conventional and government-insured mortgage loans as well as providing innovative products to meet the needs of borrowers not met by traditional conventional and government products. Our mortgage lending operation generates origination and processing fees, net of origination costs, at the time of origination, interest income during the period from origination to sale of loan,  as well as gains or unexpected losses when the loans are sold to third party investors, including Ginnie Mae. We opportunistically retain mortgage servicing rights from the sale of mortgage loans and earn servicing fees, net of sub-servicer costs, from our mortgage servicing portfolio. From time to time, we have sold mortgage servicing rights from our servicing portfolio.

NonQMs are generally loans that do not meet the qualified mortgage (QM) guidelines set out by the Consumer Financial Protection Bureau (CFPB).  We continue to believe there is an underserved mortgage market for borrowers with good credit who may not meet the QM guidelines, for example self-employed borrowers. The third quarter of 2020 saw the re-emergence of the NonQM market including capital markets distribution exits for the product. In the fourth quarter of 2020, we re-engaged lending in the NonQM market.

The re-emergence of the NonQM market has been defined by products that fit within a much tighter credit box, which is where our NonQM originations have been historically. We believe the quality, consistency and performance of our NonQM originations has been demonstrated through the previous issuance of 21 securitizations since 2018, whereby our originations were represented as the largest originator in over half of the deals and represented no less than the third largest originator in the other deals.  Four of the 21 securitizations were 100% backed by Impac NonQM collateral with the senior tranches receiving AAA ratings. As interest rates continue to rise, and the demand by consumers for the NonQM product grows, we expect the investor appetite will continue to increase for the NonQM mortgages. A NonQM borrower is generally less sensitive to interest rates and generally does not have the same income documentation that a conforming loan borrower does, nonetheless the borrower is still required to meet the “ability to repay” guidelines.

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

Our origination volumes increased 6% in 2021 to $2.9 billion as compared to $2.7 billion in 2020. Of the $2.9 billion in total originations in 2021, approximately $2.3 billion, or 80%, was originated through the retail channel. In contrast, during 2020, our retail originations contributed 90% to our total origination volume.

Each of our three origination channels, Retail, Wholesale and Correspondent, produces similar mortgage loan products and applies similar underwriting standards.

	For the year ended December 31,
(in millions)	2021	%	2020	%
Originations by Channel:
Retail	$2,318.3	80%	$2,477.5	90%
Wholesale	585.1	20	215.0	8
Correspondent	—	0	54.4	2
Total originations	$2,903.4	100%	$2,746.9	100%

Retail—Our call center based retail channel utilizes a high-volume, rapid response time funding model with a focus on providing exceptional customer service. The centralized retail call center is a compliment to IMC’s business-to-business origination channel and provides additional capacity to process increased origination volumes of expanded products including our NonQM loan programs and government insured Ginnie Mae programs, while having the ability to generate servicing assets for IMC.

When retail loans are originated, the origination documentation is completed inclusive of customer disclosures and other aspects of the lending process and funding of the transaction is completed internally. Our call center representatives contact borrowers through either inbound or outbound marketing campaigns sourced from our digital marketing campaigns, TV and radio ads, purchase-money and refinance mortgage leads, including leads sourced from customer referrals and retention of customers in the servicing portfolio that are seeking to refinance or purchase a property. For the year ended December 31, 2021, we closed $2.3 billion of loans in this origination channel, which equaled 80% of total originations, as compared to $2.5 billion or 90% of total originations during 2020.

Wholesale—In a wholesale transaction, our account executives work directly with mortgage brokers who originate and document loans for delivery to our operational center where we underwrite and fund the mortgage loan. Each loan is underwritten to our underwriting standards and, if approved, the borrower is sent new disclosures under our name and the loan is funded in the name of IMC.

Prior to accepting loans from mortgage brokers, each mortgage broker is required to meet our guidelines for minimum experience, credit score and net worth. We also obtain a third-party due diligence report for each prospective broker that verifies licensing and provides information on any industry sanctions that might exist. In addition, each mortgage broker is required to sign our broker agreement that contains certain representations and warranties from the brokers. For the year ended December 31, 2021, we closed loans totaling $585.1 million in this origination channel, which equaled 20% of total originations, as compared to $215.0 million, or 8%, of total originations during 2020.

Correspondent—Although we have not engaged in correspondent lending since the first quarter of 2020, we intend to begin lending through our correspondent division during the second quarter of 2022.

Correspondent originations represent mortgage loans acquired from our correspondent sellers, which we have  historically targeted a market of small banks, credit unions and small mortgage banking firms. Prior to accepting loans from correspondent sellers, each seller is underwritten to determine if it meets our financial and other underwriting guidelines. Our review of each prospective seller includes obtaining a third party due diligence report that verifies licensing, insurance coverage, quality of recent Federal Housing Administration (FHA) originations and provides information on any industry sanctions that might exist. In addition, each seller is required to sign our correspondent seller agreement that contains certain representations and warranties from the seller allowing us to require the seller to repurchase a loan sold to us for various reasons including (i) ineligibility for sale to GSEs, (ii) early payment default, (iii) early pay-off or (iv) if the loan is uninsurable by a government agency.

In our correspondent channel, the correspondent seller originates and closes the loan. After the loan is originated, the correspondent seller submits the required documentation for us to review and make a determination if it meets our underwriting guidelines. The loan is acquired by us only after we approve it for purchase. We focus on customer service for our clients by facilitating prompt review by our due diligence team, providing bid pricing on both newly originated and seasoned portfolios, enabling clients to deliver one loan at a time on a flow basis and providing clients with expedited funding timelines. We purchase NonQM loans, conventional loans eligible for sale to the GSEs and government-insured loans eligible for Ginnie Mae securities. For the year ended December 31, 2021, we closed no loans in the correspondent origination channel as a result of the aforementioned closure during the first quarter of 2020 as a result of the COVID-19 pandemic, compared to $54.4 million of originations for the year ended December 31, 2020.

Since 2011, we have provided loans to customers predominantly in the Western U.S. with California, Arizona, Nevada and Washington comprising 85% of originations in 2021. Currently, we provide nationwide lending with our retail call center and mortgage brokers.

Loan Types

Our loan products primarily include conventional loans intended to be eligible for sale to Fannie Mae and Freddie Mac and loans eligible for government insurance by FHA, VA and USDA (the Agencies), NonQM and Jumbo. The FHA, VA and USDA loans are government-insured loans eligible for Ginnie Mae securities issuance. We have established strict lending guidelines, including determining the prospective borrowers’ ability to repay the mortgage, which we believe will keep delinquencies and foreclosures at acceptable levels. We continue to refine our guidelines to expand our reach to the underserved market of credit worthy borrowers who can fully document and substantiate an ability to repay mortgage loans, but unable to obtain financing through traditional programs, for example self-employed borrowers.  In conjunction with establishing strict lending guidelines, we have also established investor relationships which provide us with an exit strategy for these NonQM loans.  In the fourth quarter of 2020, we began originating conventional prime jumbo mortgages, which generally conform to the underwriting guidelines of the GSEs but exceed the maximum loan size allowed for single unit properties.

The following table indicates the breakdown of our originations by loan type for the periods indicated:

	For the year ended December 31,
(in millions)	2021	2020
Originations by Loan Type:
Conventional	$2,096.9	$2,401.6
NonQM	683.6	264.0
Jumbo	73.7	10.7
Government	49.2	70.6
Total originations	$2,903.4	$2,746.9

Loan Sales—Selling Loans to GSEs, Issuing Ginnie Mae Securities and Selling Loans on a Whole Loan Basis

We primarily sell our conventional, jumbo and NonQM loans on a servicing released whole loan basis to private investors and issue securities through Ginnie Mae for our government insured product. We securitize government-insured loans by issuing Ginnie Mae securities through a process whereby a pool of loans is transferred to Ginnie Mae as collateral for a government-insured mortgage-backed security. Prior to our suspension by Freddie Mac in July 2020, we would opportunistically sell loans on a servicing-retained basis where the loan is sold to an investor such as Freddie Mac, and we retain the right to service that loan, called mortgage servicing rights (MSRs). Traditionally, we have not sold a significant amount of residential mortgage loans on a whole loan basis where the investor also acquires the servicing rights.  Throughout 2020 and 2021, we continued to selectively retain mortgage servicing as well as increase whole loan sales on a servicing released basis to investors.  The largest seven investors accounted for 82% of the Company’s servicing released loan sales for the year ended December 31, 2021.  No other investors accounted for more than 5% of the loan sales for the year ended December 31, 2021.

During the fourth quarter of 2017, Fannie Mae sufficiently limited the manner and volume for our deliveries of eligible loans such that we elected to cease deliveries to them and we expanded our whole loan investor base for these loans.  In 2019, with the creation of the uniform mortgage-backed securities (UMBS) market, which was intended to improve liquidity and align prepayment speeds across Fannie Mae and Freddie Mac securities, Freddie Mac raised concerns about the high prepayment speeds of our loans generated through our retail direct channel.  We have continued to expand our investor base and complete servicing released loan sales to non-GSE whole loan investors and expect to continue to utilize these alternative exit strategies for Fannie Mae and Freddie Mac eligible loans.  The use of alternative exit strategies has resulted in, and could further result in, adverse pricing, delays in our ability to sell timely as a result of due diligence and investor overlays, and subjects us to changes in risk, collateral, and counterparty eligibility requirements.  In July 2020, we received notification from Freddie Mac that our eligibility to sell whole loans to Freddie Mac was suspended, without cause.  While we believe that the overall volume delivered under purchase commitments to the GSEs was immaterial prior to the notification, we are committed to operating actively and in good standing with our broad range of capital markets counterparties. We continue to take steps to manage our prepayment speeds to be more consistent with our industry peers and to reestablish the full confidence and delivery mechanisms to our investor base. We seek to satisfy the requirements as outlined by Freddie Mac to achieve reinstatement, while we continue to satisfy our obligations on a timely basis to our other counterparties, as we have done without exception.  Despite being in a suspended status with Freddie Mac, we remain an approved originator and/or seller/servicer with the GSEs, Agencies and Counterparties for agency, non-agency, and government insured or guaranteed loan programs.

The following table indicates the breakdown of our loan sales to GSEs, issuance of Ginnie Mae securities and loans sold to investors on a whole loan servicing-released basis for the periods as indicated:

	For the year ended
	December 31,
(in millions)	2021	2020
Ginnie Mae	$52.2	$92.2
Freddie Mac	—	131.5
Fannie Mae	—	—
Total servicing retained sales	52.2	223.7
Other (servicing released)	2,707.5	3,095.7
Total loan sales	$2,759.7	$3,319.4

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

In 2020, we sold approximately $4.2 billion in unpaid principal balance (UPB) of Freddie Mac and GNMA MSRs in the second and third quarters, which in conjunction with the historically low interest rate environment that increased significant voluntary prepayments, decreasing our mortgage servicing portfolio to $30.5 million at December 30, 2020.

We have continued to selectively retain GNMA mortgage servicing in 2021, increasing our mortgage servicing portfolio to $71.8 million at December 21, 2021.  The value of mortgage servicing rights are affected by increases and decreases in mortgage interest rates, and we expect continued volatility in the value of mortgage servicing rights going forward.

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

Underwriting

We primarily originate residential first mortgage loans for sale that conform to the respective underwriting guidelines established by Fannie Mae, Freddie Mac, FHA, VA and USDA. Our mortgage loans are underwritten individually on a loan-by-loan basis. Each mortgage loan originated from our retail and wholesale channel are underwritten by one of our underwriters or by a third party contract underwriter using our underwriting guidelines. When we originate loans from our correspondent channel, each mortgage loan is reviewed internally or by a third party underwriting company to determine if the borrower meets our underwriting guidelines.

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

In previous years, we securitized mortgage loans by transferring originated residential single-family mortgage loans and multifamily commercial loans (the “transferred assets”) into non-recourse bankruptcy remote trusts which in turn issued tranches of bonds to investors supported only by the cash flows of the transferred assets. Because the assets and liabilities in the securitizations are nonrecourse to us, the bondholders cannot look to us for repayment of their bonds in the event of a shortfall. These securitizations were structured to include interest rate derivatives, which have since expired. We retained the residual interest in each trust, and in most cases are the master servicer. A trustee and servicer, unrelated to us, was named for each securitization. Cash flows from the loans (the loan payments and liquidation of foreclosed real estate properties) collected by the loan servicer are remitted to us, the master servicer. The master servicer remits payments to the trustee who remits payments to the bondholders (investors). The servicer collects loan payments and performs loss mitigation activities for defaulted loans. These activities include foreclosing on properties securing defaulted loans, which results in real estate owned (REO).

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

Before 2007, we securitized mortgage loans in the form of collateralized mortgage obligations, or CMOs, which were consolidated and accounted for as secured borrowings for financial statement purposes. Securitized mortgages in the form of real estate mortgage investment conduits, or REMICs, were either consolidated or unconsolidated depending on the design of the securitization structure. We consolidated the variable interest entity, or VIE, as the primary beneficiary of the sole residual interest in each securitization trust where we also performed the master servicing. Amounts consolidated were included in trust assets and liabilities as securitized mortgage collateral, real estate owned, derivative assets, securitized mortgage borrowings and derivative liabilities in the accompanying consolidated balance sheets. At December 31, 2021, our residual interests in securitizations (represented by the difference between total trust assets and total trust liabilities) increased to $27.9 million, compared to $16.7 million at December 31, 2020.

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

Master servicing fees are generally 0.03% per annum on the unpaid principal balance of the mortgages serviced. As a master servicer, we also earn income or incur expense on principal and interest payments received from borrowers until those payments are remitted to the investors of those mortgages. Fees from the master servicing portfolio have declined significantly due to a decrease in principal balances since the end of 2008, which in turn affects the amount we earn on balances held in custodial accounts. At December 31, 2021, we were the master servicer for approximately 9,000 mortgages with an UPB of approximately $2.0 billion, of which $389.6 million of those loans were 60 or more days delinquent. At December 31, 2021, we were also the master servicer for unconsolidated securitizations (included in the total master servicing portfolio above) totaling approximately $164.6 million in unpaid principal balance, of which $79.1 million of those loans were 60 or more days delinquent. Fees earned from master servicing are separate from those earned from mortgage servicing which are generated from servicing rights generated from loans sold servicing retained from new originations since 2011.

Real Estate Services

In 2008, we established our Real Estate Services segment to provide solutions to the distressed mortgage and real estate markets.  We provide loss mitigation and real estate services primarily on our own long-term mortgage portfolio, including default surveillance, loan modification services, short sale services (where a lender agrees to take less than the balance owed from the borrower), REO surveillance and disposition services and monitoring, reconciling and reporting services for residential and multifamily mortgage portfolios. The activities and related revenues have declined in recent years, and we expect these revenues to gradually decline over time as our long-term mortgage portfolio declines.  These operations are conducted by IMC.  In the second quarter of 2020, CCC was created to, among other activities, assist with managing mortgage loans held-for-sale, and provide origination and servicing solutions focusing on loss mitigation strategies, including loan modifications and restructurings to assist borrowers.

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

The COVID-19 pandemic has had a significant impact on how we managed our human capital. Nearly all of our workforce began working remotely since March 2020, and we instituted safety protocols and procedures for the essential employees who returned to work on site.

As of December 31, 2021, we had a total of 326 employees, nearly all of whom are full-time.  Management believes that relations with our employees are good. We are not a party to any collective bargaining agreements.

Regulation

The U.S. mortgage industry is heavily regulated. Our mortgage lending operations, as well as our real estate services, are subject to federal, state and local laws that regulate and restrict the manner in which we operate in the residential mortgage industry, including, but not limited to, laws and regulations which: regulate our business practices; limit the interest rates, finance charges and other fees we may charge or pay; impose underwriting requirements; regulate our marketing techniques and practices; mandate disclosures and notices to consumers; regulate our servicing practices; and impose licensing requirements and financial obligations on us.. Plus, mortgage bankers and brokers in our wholesale production channel and correspondents from which we purchase loans are also subject to regulation, which may have an effect on our business and the mortgage loans we are able to fund or acquire. Compliance with regulations in the mortgage industry requires us to incur costs and expenses in our operations. To the extent we, or others with which we conduct business, do not comply with applicable laws and regulations, we may be subject to fines, reimbursements and other penalties which could include restrictions on our operations. Changes in these regulatory and legal requirements, including changes in their enforcement, could materially and adversely affect our business and our financial condition, liquidity and results of operations. The laws and regulations that we are subject to include (but are not limited to) the following:

●	the Bank Secrecy Act and the USA PATRIOT Act, as well as related regulations issued by the U.S. Department of the Treasury and federal banking regulators (collectively, AML laws) which require financial to implement an AML compliance program that is reasonably designed to prevent money laundering and the financing of terrorism;
●	the Federal Truth-in-Lending Act (known as TILA) and Regulation Z promulgated thereunder, which require certain disclosures to the borrowers regarding the terms of the loans, regulates the methods in which compensation can be paid to brokers and loan originators; and prohibits lenders from making residential mortgage loans unless a good faith determination is made of a borrower’s creditworthiness based on verified and documented information;
●	the Equal Credit Opportunity Act and Regulation B promulgated thereunder, which prohibit discrimination on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act, in the extension of credit;
●	the Fair Housing Act, which prohibits discrimination in housing on the basis of race, color, national origin, religion, sex, familial status, or handicap, in housing-related transactions;
●	the Fair Credit Reporting Act, which regulates the use and reporting of information related to the borrower’s credit experience;
●	the Fair and Accurate Credit Transaction Act, which regulates credit reporting and use of credit information in making unsolicited offers of credit;
●	state and federal privacy regulations which include the Gramm-Leach-Bliley Act, which imposes requirements on all lenders with respect to their collection and use of nonpublic financial information and requires them to maintain the security of that information and the California Consumer Privacy Act (and comparable data privacy regulations in other states) which enhances privacy rights and consumer protections for California residents and property owners;
●	the Real Estate Settlement Procedures Act (known as RESPA) and Regulation X promulgated thereunder, outlaws kickbacks that increase the cost of settlement services;
●	the Home Mortgage Disclosure Act (known as HMDA) and Regulation C promulgated thereunder, which requires the reporting of public loan data;
●	the Telephone Consumer Protection Act and the CAN-SPAM Act, which regulate commercial solicitations via telephone, fax, and the Internet;
●	the Depository Institutions Deregulation and Monetary Control Act of 1980, which preempts certain state usury laws;
●	the Alternative Mortgage Transaction Parity Act of 1982, which preempts certain state lending laws which regulate alternative mortgage transactions;
●	the Fair Debt Collection Practices Act, which prohibits unfair debt collection practices;
●	the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, which establishes national minimum standards for mortgage licensees;
●	regulations promulgated by the CFPB to help assure that consumers are provided with timely and understandable information about residential mortgage loans that protect them against Unfair, Deceptive or Abusive Acts or Practices;
●	interagency final rules required pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) establishing minimum national underwriting guidelines for residential mortgages that lenders will be allowed to securitize without retaining any of the loans’ default risk; and
●	the Secure and Fair Enforcement for Mortgage Licensing Act, commonly known as the SAFE Act, which is designed to enhance consumer protection and reduce fraud by requiring states to establish minimum standards for the licensing and registration of state licensed mortgage loan originators.

Since its formation, the CFPB has taken a very active role in the mortgage industry. The CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage lenders and servicers, and its rulemaking and regulatory agenda relating to loan servicing and origination continues to evolve. The CFPB also has broad supervisory and enforcement powers with regard to non-depository financial institutions that engage in the origination and servicing of mortgage loans. The CFPB has conducted routine examinations of our business and will conduct future examinations

As part of its enforcement authority, the CFPB can order, among other things, rescission or reformation of contracts, the refund of moneys or the return of real property, restitution, disgorgement or compensation for unjust enrichment, the payment of damages or other monetary relief, public notifications regarding violations, remediation of practices, external compliance monitoring and civil money penalties. The CFPB has been active in investigations and enforcement actions and has issued large civil money penalties since its inception to parties the CFPB determines violated the laws and regulations it enforces.

In addition, various federal, state and local laws have been enacted that are designed to discourage predatory lending and servicing practices. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in federal law. Also, under the anti-predatory lending laws of some states, the origination of certain residential loans, including loans that are not classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the related borrower. This test may be highly subjective and open to interpretation. As a result, a court may determine that a residential loan, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied. Failure of residential loan originators or servicers to comply with these laws, to the extent any of their residential loans are or become part of our mortgaged-related assets, could subject us to monetary penalties and could result in the borrowers rescinding the affected residential loans.

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

We believe that a key driver for our Company will be increasing the profitability of our mortgage lending operations. Our success is dependent on many factors such as the documentation and data capture technology we employ, increasing our loan origination operational capacities, increasing our mortgage origination efficiencies, attracting qualified employees, ability to maintain our approvals and sell or securitize loans eligible for sale to Fannie Mae, Freddie Mac, Ginnie Mae and other investors, ability to increase our mortgage servicing portfolio, the ability to obtain adequate warehouse borrowing capacity, the ability to adequately maintain loan quality and manage the risk of losses from loan repurchases, the changing regulatory environment for mortgage lending and the ability to fund our originations.

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

We have significant debt obligations including:

●	$20.0 million Convertible Promissory Notes due May 2022;
●	Junior Subordinated Notes with an outstanding principal balance of $62.0 million at December 31, 2021 and due March 2034; and
●	Warehouse facilities with third-party lenders which are secured by and used to fund residential mortgage loans until such loans are sold.

Our ability to make scheduled payments on our debt obligations depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt. If we are unable to generate cash flow from operations, we may be required to pursue one or more alternatives, including, but not limited to, monetizing certain assets (including but not limited to our residual interests), restructuring debt and/or pursuing actions to reorganize the capital structure or obtaining additional equity capital on terms that may be unfavorable to us or, highly dilutive to our shareholders and other stakeholders.  We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could have a material adverse effect on our financial condition and results of operations. Additionally, if we are unable to sell loans timely to repay our warehouse lenders, our liquidity may be adversely affected.

In addition, our credit and warehouse facilities contain covenants, including requirements to maintain a certain minimum net worth, liquidity, litigation judgment thresholds, debt ratios, profitability levels and other customary debt covenants. A breach of the covenants can result in an event of default under our facilities and as such allows the lender to pursue certain remedies, including foreclosure on our assets.  Furthermore, a breach under one facility may constitute a cross default under other agreements which would allow counterparties to pursue additional remedies against us.  At December 31, 2021, we were not in compliance with certain financial covenants under our warehouse facilities and received the necessary waivers. In the event we are in noncompliance with our debt obligations, we cannot provide any assurance that we will be able to obtain waivers in the event of future noncompliance of our debt obligations.

Further spread of COVID-19 or any mutations thereof could negatively impact the availability of key personnel necessary to conduct our business.

The continued effects of the pandemic could adversely impact our financial condition and results of operations due to interrupted service and availability of personnel, including our executive officers and other employees that are part of our management team and an inability to recruit, attract and retain skilled personnel. To the extent our management or personnel are impacted in significant numbers by the outbreak of pandemic or epidemic disease and are not available or allowed to conduct work, our business and operating results may be negatively impacted. Additionally, the pandemic could negatively impact our ability to ensure operational continuity in the event our business continuity plan is not effective or ineffectively implemented or deployed during a disruption.

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

Significant and widespread decreases in the fair values of our assets have caused and could continue to cause us to breach financial covenants under our borrowing facilities related to profitability, net worth and leverage. Such covenants, if breached, can result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements. During the second and fourth quarters of 2021, we breached such financial covenants in certain borrowing agreements with our financing counterparties and were able to obtain waivers.  We regularly engage in discussions with our financing counterparties in regards to such financial covenants; however, we cannot be certain whether we will be able to remain in compliance with these financial covenants, or whether our financing counterparties will negotiate terms or amendments in respect of these financial covenants, the timing of any such negotiations or amendments or the terms thereof. Even if we continue to obtain temporary or permanent amendments or waivers from financing counterparties to amend and or waive financial covenants, there is no certainty that we will be able to remain in compliance with such amended covenants and or receive waivers in the event we breach a covenant.  If any of our counterparties elected not to renew our borrowing facility, we may not be able to find a replacement counterparty, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Poor performance by a sub-servicer may result in greater than expected delinquencies and foreclosures and losses on our mortgage loans or, in the case of our long-term mortgage portfolio, in our resulting exposure to investors, bond holders, bond insurers or others to whom we are responsible for the performance of our loan sub-servicers. As master servicer in our securitizations we are responsible for the duties, responsibilities and actions of the subservicers.    Their actions, or lack thereof, may impose liability upon us from third party claims.  A substantial increase in our delinquency or foreclosure rate could adversely affect our ability to access the capital and secondary markets for our financing needs. With respect to our long-term mortgage portfolio, greater delinquencies would adversely affect our cash flows and the value of our residual interests, if any, we hold in connection with that securitization.

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

NonQM loans are mortgages that generally did not qualify for purchase by government-sponsored entities such as Fannie Mae and Freddie Mac. Credit risks associated with all these mortgages may be greater than those associated with conforming mortgages. Mortgages made to these borrowers may entail a higher risk of delinquency and higher losses than mortgages made to borrowers who utilize conventional mortgage sources. Delinquency, foreclosures and losses generally increase during economic slowdowns or recessions. The actual risk of delinquencies, foreclosures and losses on mortgages made to these borrowers may be higher to the extent the economy enters a recession.  The combination of different underwriting criteria and higher rates of interest can adversely affect our business and financial condition from higher prepayment rates and higher delinquency rates and/or credit losses.  Additionally, during periods of market dislocation, similar to what occurred during the first and second quarters of 2020, liquidity for NonQM and non-conforming loan products suffer more acute pressure which creates a substantial widening of credit spreads on these assets, causing a severe decline in the values assigned by investors and counterparties for NonQM  and non-conforming assets.  These periods of market dislocation have adversely affected the values assigned to our NonQM and non-conforming assets.  Further periods of economic dislocation caused by the pandemic or other factors may adversely affect the liquidity for our products and may have a material adverse effect on our business, financial condition and results of operations.

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

We depend on the diligence, skill and experience of our senior executives. We believe that our future results will also depend in part upon our attracting and retaining highly skilled and qualified management. We seek to compensate our executive officers, as well as other employees, through competitive salaries, bonuses and other incentive plans, but there can be no assurance that these programs will allow us to retain key management executives or hire new key employees. The loss of our senior executive officers and key management could have a material adverse effect on our operations because other officers may not have the experience and expertise to readily replace these individuals. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting or retaining such personnel. The loss of, and changes in, key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations.

We may become, and in some cases are, a defendant in lawsuits, some of which may be class action matters, and we may not prevail in these matters.

Individual and class action lawsuits and regulatory actions alleging improper marketing practices, abusive loan terms and fees, disclosure violations and other matters are risks faced by all mortgage originators. We are a defendant in purported class actions pending in different states and could be named in other matters. We will incur defense costs and other expenses in connection with the lawsuits, and we cannot assure you that the ultimate outcome of these or other actions will not have a material adverse effect on our financial condition or results of operations. In addition to the expense and burden incurred in defending any of these actions and any damages that we may suffer, our management’s efforts and attention may be diverted from the ordinary business operations in order to address these claims. Plus, we may be deemed in default of our warehouse lines if a judgment for money that exceeds specified thresholds is rendered against us. If the final resolution is unfavorable to us in any of these actions, our financial condition, results of operations and cash flows might be materially adversely affected. For additional information regarding ongoing litigation, refer to Note 13. “Commitments and Contingencies” in the notes to the consolidated financial statements.

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

At the end of our 2021 taxable year, we had estimated federal and California net operating loss (NOL) carryforwards of approximately $623.5 million and $435.2 million, respectively. Federal NOLs begin to expire in 2027 and California NOLs begin to expire in 2028.  We may not generate sufficient taxable income in future periods to be able to realize fully the tax benefits of our NOL carryforwards. Although, under existing tax rules, we are generally allowed to use those NOL carryforwards to offset taxable income in subsequent taxable years, our ability to use those NOL carryforwards to offset income may be severely limited to the extent that we experience an ownership change within the meaning of Section 382 of the Internal Revenue Code. These provisions could also limit our ability to deduct certain losses (built-in losses) we recognize after an ownership change with respect to assets we own at the time of the ownership change. In general, an ownership change, as defined by Section 382, results from transactions increasing ownership of certain stockholders or public groups in our stock by more than 50% over a three-year period. In addition, the generation of taxable income from cancellation of debt may further reduce the NOL. Any limitation on our NOL carryforwards that could be used to offset taxable income would adversely affect our liquidity and cash flow, as and when we become profitable. On October 23, 2019, our Board enacted the Tax Benefit Preservation Rights Agreement (NOL rights plan), which was approved at the Company’s 2020 annual meeting of stockholders, is designed to mitigate the risk of losing net operating loss carryforwards and certain other tax attributes from being limited in reducing future income taxes.  Although our NOL rights plan is intended to prevent an ownership change, we cannot provide any assurance that we will not experience an ownership change or that we will otherwise be able to use, in full or in part, our NOLs.

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

We do not set limitations on the percentage of mortgages composed of properties located in any one area (whether by state, zip code or other geographic measure). Concentration in any one area increases our exposure to the economic and natural hazard risks associated with that area. A majority of our mortgage acquisitions and originations and mortgages held in our long-term mortgage portfolio are secured by properties in California (approximately 77% of our mortgage originations were generated from California in 2021) and, to a lesser extent, Arizona, Florida and Nevada. These states have previously experienced, and may experience in the future, economic downturns and California and Florida have also suffered the effects of certain natural hazards. During past economic downturns, real estate values in California and Florida have decreased drastically, which could have a material adverse effect on our results of operations or financial condition. In addition, Florida is among several states with higher than average costs for investors in circumstances of mortgage default and foreclosure, since the foreclosure process takes significantly longer than average. Accordingly, to the extent the mortgages we originate or are held in our long-term mortgage portfolio experience defaults or foreclosures in that area, we may be exposed to higher losses.

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

In the event we were forced to liquidate and distribute our assets, our common stockholders would share in our assets only after we satisfy any amounts we owe to our creditors and preferred equity holders.  Similarly, our preferred equity holders would share in our assets only after we satisfy any amounts owed to our creditors.  The majority of our assets are either collateral for specific borrowings or pledged as collateral for secured liabilities.  Additionally, there is volatility and significant judgement with respect to the valuation of a significant portion our assets and liabilities.  If our liquidation or dissolution were attributable to our inability to profitably operate our business, then it is likely that we would have material liabilities at the time of liquidation or dissolution.  Accordingly, we cannot provide any assurance that sufficient assets will remain available after the payment of our creditors to enable preferred equity holders and/or common stock holders to receive any liquidation distribution with respect to any preferred equity or common stock, as applicable.

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

On July 27, 2017, the Financial Conduct Authority (FCA), a regulator of financial services firms in the United Kingdom, announced that it intends to stop persuading or compelling banks to submit London Interbank Offered Rate (LIBOR) rates after 2021.  The Alternative Reference Rates Committee (ARRC), a group of private-market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York to help ensure a successful transition from U.S. dollar LIBOR (USD-LIBOR) to a more robust reference rate, proposed that the Secured Overnight Financing Rate (SOFR) represents the best alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a transition plan with specific steps and timelines designed to encourage the adoption of SOFR and guide the transition to SOFR from USD-LIBOR. The Financial Conduct Authority in the United Kingdom and other regulatory bodies have issued statements encouraging cessation of new transactions referencing USD LIBOR after December 31, 2021, while supporting extension of the publication of major USD-LIBOR tenors to mid-2023, to allow additional legacy contracts to mature on their existing terms. Announcements by government-sponsored entities such as Fannie Mae and Freddie Mac, suggest that the SOFR will become the LIBOR replacement for the industry.

While regulators and market participants continue to promote the creation and functioning of post-LIBOR indices (SOFR in particular), the impact of the discontinuance and replacement of LIBOR is uncertain. It is not currently possible to know with certainty what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views and alternatives may have on the financial markets for LIBOR-linked financial instruments for the periods preceding and following LIBOR's cessation. Differences in contractual provisions of certain legacy assets and liabilities and other factors may cause the consequences of the discontinuance of LIBOR to vary by instrument. While enacted and pending legislation is intended to address issues with respect to legacy LIBOR-linked assets and liabilities, it is unclear whether they will completely address the issues associated with legacy transactions. We are evaluating the potential impact of the possible SOFR replacement of the LIBOR benchmark interest rate, but are not able to predict what the impact of such a transition will have on our business, financial condition, or results of operations at this time.  The market transition away from LIBOR to an alternative reference rate is complex and could have a range of adverse effects on our business, financial condition and results of operations. In particular any such transition could:

●	adversely affect the interest rates paid or received on, the revenue and expenses associate with, and the value of our floating-rate obligations, loans, derivatives, and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;
●	legal and execution risks, relating to documentation changes for the transition of legacy contracts to alternate benchmark rates; and/or
●	require the transition to or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark.

While cessation timelines have been agreed by the industry and regulatory authorities, we continue to assess how the discontinuation of existing benchmark rates could materially affect our business, financial condition and results of operations.

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

We originate loans which are intended to be eligible for sale to Fannie Mae, Freddie Mac, (together, the GSEs), government insured or guaranteed loans, such as FHA, VA and USDA loans, and loans eligible for Ginnie Mae securities issuance (collectively, the Agencies), in addition to other investors and counterparties (collectively, the Counterparties). We also have serviced loans sold to the GSEs, as well as securitized with the Agencies and other Counterparties. The role of the GSEs, Agencies, and Counterparties may become limited over time in their ability to guarantee mortgages or purchase mortgage loans. Conversely, the GSEs, Agencies, and Counterparties may propose to implement reforms relating to borrowers, lenders, and investors in the mortgage market, including reducing the maximum size of a purchasable loan, phasing-in a minimum down payment requirement for borrowers, changing underwriting standards, and increasing accountability and transparency in the securitization process. The GSEs, Agencies, and Counterparties may also limit the amount of loans a company can sell to them based upon the company’s net worth or the performance of loans sold to them. These limitations and reforms could negatively impact our financial condition, net earnings and growth.

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

The extent and timing of any regulatory reform regarding the GSEs, Agencies, Counterparties and the home mortgage market, as well as any effect on the Company’s business operations and financial results, are uncertain. It is important for us to sell or securitize the loans we originate and, when doing so, maintain the option to also sell the related MSR's associated with these loans. Prepayment speeds on loans generated through our retail direct channel have been a concern for some investors dating back to 2016, which has resulted and could further result in adverse pricing or delays in our ability to sell or securitize loans and related MSRs on a timely and profitable basis.  During the fourth quarter of 2017, Fannie Mae sufficiently limited the manner and volume for our deliveries of eligible loans such that we elected to cease deliveries to them and we expanded our whole loan investor base for these loans.  In 2019, with the creation of the uniform mortgage-backed securities (UMBS) market, which was intended to improve liquidity and align prepayment speeds across Fannie Mae and Freddie Mac securities, Freddie Mac raised concerns about the high prepayment speeds of our loans generated through our retail direct channel. We have continued to expand our investor base and complete servicing released loan sales to non-GSE whole loan investors and expect to continue to utilize these alternative exit strategies for Fannie Mae and Freddie Mac eligible loans.  In July 2020, we received notification from Freddie Mac that our eligibility to sell whole loans to Freddie Mac was suspended, without cause.  While we believe that the overall volume delivered under purchase commitments to the GSEs was immaterial prior to the notification, we are committed to operating actively and in good standing with our broad range of capital markets counterparties. We continue to take steps to manage our prepayment speeds to be more consistent with our industry comparables and to reestablish the full confidence and delivery mechanisms to our investor base, but we cannot provide any assurance that our eligibility to sell whole loans to Freddie Mac will be restored.

Substantive changes to risk-based and collateral eligibility requirements by any of the GSEs, Agencies or Counterparties may affect our ability to originate, deliver or securitize loans. These changes may also be implemented by a GSE, Agency or Counterparty without advance notice. If the GSEs, Agencies or Counterparties cease to exist, wind down, or otherwise significantly change their business operations or if we lose our approved seller/servicer or approved counterparty status with the GSEs, Agencies or Counterparties, or if one of these parties materially limits the amount of loans we can sell to them, or we are otherwise unable to sell loans to them there could be a material adverse effect on our mortgage lending operations, financial condition, results of operations, and cash flows.

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

Risks Related to Our Common Stock

If we do not continue to satisfy the NYSE American continued listing requirements, our common stock could be delisted from the NYSE American.

The listing of our common stock on the NYSE American is contingent on our compliance with the NYSE American’s conditions for continued listing, including requirements relating to maintaining minimum stockholders’ equity. We cannot assure you that we will be able to meet those listing conditions. If the NYSE American delists our common stock from trading on its exchange due to our failure to meet the NYSE American’s listing conditions, we and our securityholders could face significant material adverse consequences, including:

●a limited availability of market quotations for our securities;

 ●a reduced level of trading activity in the secondary trading market for our securities;

●a limited amount of analyst coverage; and

●a decreased ability to issue additional securities or obtain additional financing in the future.

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

Issuances of additional shares of our common stock or other securities may adversely affect the market price of our common stock and significantly dilute stockholders.

In order to support our business objectives, we may raise capital through the sale of equity or convertible securities. The issuance or sale, or the proposed sale, of substantial amounts of our common stock or other securities in the public market or in private transactions could materially adversely affect the market price of our common stock or other outstanding securities and dilute our book value per share.

We do not expect to pay dividends in the foreseeable future and we may be restricted in paying dividends on our common stock.

We do not anticipate paying any dividends on our common stock in the foreseeable future as we intend to retain any future earnings for funding growth. In addition, our existing and any future warehouse facilities or other contracts may contain covenants prohibiting dividend payments upon an occurrence of a default or otherwise. We also are prohibited from paying dividends on our common stock until our preferred stock dividends are paid under the terms of our Series B Preferred Stock. As of December 31, 2021, we had cumulative undeclared dividends in arrears of approximately $19.1 million, or approximately $28.71 per outstanding share of Series B Preferred Stock. Additionally, every quarter the cumulative undeclared dividends in arrears increases by $0.5859 per Preferred B share, or approximately $390 thousand.  As a result, you should not rely on an investment in our stock if you require dividend income. Capital appreciation, if any, of our stock may be your sole source of gain for the foreseeable future.

Our principal stockholders beneficially own a large portion of our stock, and accordingly, may have control over stockholder matters and sales may adversely affect the market price of our common stock.

As of February 28, 2022, Todd M. Pickup and Richard H. Pickup, and their respective affiliates beneficially owned approximately 13.6% and 31.1%, respectively, of our outstanding common stock. Their beneficial ownership includes 395,349 shares and 534,884 shares of our common stock that Todd Pickup and Richard Pickup, respectively, has the right to acquire at any time by converting the outstanding $20.0 million in principal balance of Amended Convertible Notes due May 9, 2022, at the initial conversion price of $21.50 per share. Additionally, their beneficial ownership also includes 85,060 and 116,957 warrants that Todd Pickup and Richard Pickup, respectively, has the right to acquire at any time by converting the warrants that expire April 15, 2025, at a cash exercise price of $2.97 per share .  These stockholders could exercise significant influence over our Company. Such ownership may have the effect of control over substantially all matters requiring stockholder approval, including the election of directors. Furthermore, such ownership and control may have the effect of delaying or preventing a change in control of our Company, impeding a merger, consolidation, takeover or other business combination involving our Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company. We do not expect that these stockholders will vote together as a group. In addition, sales of significant amounts of shares held by these stockholders, or the prospect of these sales, could adversely affect the market price of our common stock.

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

On March 4, 2022, the last quoted price of our common stock on the NYSE American was $0.75 per share. As of March 4, 2022, there were 174 holders of record, including holders who are nominees for an undetermined number of beneficial owners, of our common stock.

Our Board of Directors authorizes in its discretion the payment of cash dividends on its common stock, subject to an ongoing review of our profitability, liquidity and future operating cash requirements. We and some of our subsidiaries are subject to restrictions under our warehouse borrowings and long-term debt agreements on our ability to pay dividends if there is an event of default or otherwise. Plus, certain debt arrangements require the maintenance of ratios and contain restrictive financial covenants that could limit our ability, and the ability of our subsidiaries, to pay dividends. Furthermore, we will be prohibited from paying dividends on our common stock until we satisfy all of the outstanding dividends owed on our preferred stock. As of December 31, 2021, we had cumulative undeclared dividends in arrears of approximately $19.1 million, or approximately $28.71 per outstanding share of Series B Preferred Stock. Additionally, every quarter the cumulative undeclared dividends in arrears increases by $0.5859 per Preferred B share, or approximately $390 thousand.  The Board of Directors did not declare cash dividends on our common stock during the years ended December 31, 2021 and 2020. We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future.

ITEM 6. RESERVED

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

Market Conditions

The U.S. economy continued its recovery during 2021 despite concerns over rising inflation and a surge in COVID-19 cases in the second half of the year. As previously discussed, the COVID-19 pandemic has resulted in disruption to business and economic activity as well as to the capital markets. COVID-19's effects in the U.S. and globally have been extreme, and the duration of the pandemic and its ultimate repercussions continue to remain unclear. Unprecedented government economic intervention, including additional government support enacted during the first quarter of 2021, has likely dampened the pandemic's effects, but at uncertain long-term cost. However, these government support measures combined with progress on vaccinations along with the easing and removal of many restrictions by states, have helped speed the economic recovery along considerably. These actions as well as several other factors, including supply chain breakdowns and labor shortages, have contributed to higher inflation, which rose above the Federal Reserve Board’s (FRB) target inflation rate in 2021. U.S. Gross Domestic Product (GDP) grew at an estimated annual rate of 5.7 percent in 2021, while the U.S. economy added over 1.7 million jobs during 2021 and the total unemployment rate fell to 3.9 percent at December 2021 as compared with 6.7 percent at December 2020. In December 2021, the FRB decided to hold short-term interest rates steady (at near zero) while announcing it will accelerate the reduction of its monthly bond buying program, which will bring the program to an end in early 2022. It is expected the FRB will start increasing short-term interest rates in 2022 after the completion of its bond buying program.

Although the U.S. economy continued to improve during 2021, the impact of the COVID-19 pandemic, including the emergence of new variants, and higher inflation on economic conditions both in the United States and abroad continues to create global uncertainty about the future economic environment, including the pace and extent of the economic recovery.  Concerns over interest rate levels, energy prices, domestic and global policy issues, trade policy in the U.S. and geopolitical events as well as the implications of those events on the markets in general further add to the global uncertainty. Interest rate levels and energy prices, in combination with global economic conditions, fiscal and monetary policy and the level of regulatory and government scrutiny of financial institutions will continue to impact our results in 2022 and beyond.

Selected Financial Results for 2021 and 2020

	For the Three Months Ended			For the Year Ended
	December 31,	September 30,	December 31,	December 31,	December 31,
(in thousands, except per share data)	2021	2021	2020	2021	2020
Revenues:
Gain on sale of loans, net	$14,861	$19,608	$21,455	$65,294	$14,004
Servicing (expense) fees, net	(39)	(124)	(131)	(432)	3,603
(Loss) gain on mortgage servicing rights, net	(68)	101	(1,624)	34	(28,509)
Real estate services fees, net	212	244	294	1,144	1,312
Other	(29)	(11)	3	279	1,498
Total revenues, net	14,937	19,818	19,997	66,319	(8,092)
Expenses:
Personnel expense	13,204	12,685	13,255	52,778	52,880
Business promotion	2,249	2,185	552	7,395	3,859
General, administrative and other	5,040	4,927	6,116	21,031	24,534
Total expenses	20,493	19,797	19,923	81,204	81,273
Operating (loss) earnings:	(5,556)	21	74	(14,885)	(89,365)
Other income (expense):
Net interest income	403	777	708	2,398	5,137
Change in fair value of long-term debt	1,459	(1,803)	(1,802)	2,098	1,899
Change in fair value of net trust assets	7,284	3,112	(1,092)	6,582	(5,688)
Total other income (expense)	9,146	2,086	(2,186)	11,078	1,348
Earnings (loss) before income taxes	3,590	2,107	(2,112)	(3,807)	(88,017)
Income tax expense	8	21	78	71	133
Net earnings (loss)	$3,582	$2,086	$(2,190)	$(3,878)	$(88,150)
Other comprehensive earnings (loss):
Change in fair value of instrument specific credit risk	(1,148)	631	505	(2,722)	(20)
Total comprehensive earnings (loss)	$2,434	$2,717	$(1,685)	$(6,600)	$(88,170)

Diluted weighted average common shares	21,359	21,345	21,255	21,332	21,251
Diluted earnings (loss) per share	$0.15	$0.08	$(0.10)	$(0.22)	$(4.15)

Status of Operations

For the year ended December 31, 2021, net loss was $3.9 million, or $0.22 per diluted common share, as compared to net loss of $88.2 million, or $4.15 per diluted common share in 2020.  For the quarter ended December 31, 2021, net earnings were $3.6 million, or $0.15 per diluted common share, as compared to net loss of $2.2 million, or $0.10 per diluted common share in the fourth quarter of 2020, and net earnings of $2.1 million, or $0.08 per diluted common share, in the third quarter of 2021.

Net loss for the year ended December 31, 2021 decreased to $3.9 million as compared to $88.2 million for the year ended December 31, 2021.  The year over year decrease in net loss was primarily due to a $51.3 million increase in gain on sale of loans, net, a $28.5 million decrease in loss on sale of mortgage servicing rights, net, as well as a $9.7 million increase in other income.  The increase in gain on sale of loans, net for 2021 was due to origination volumes increasing to $2.9 billion, with margins of 225 basis points (bps), as compared to $2.7 billion in originations in 2020, with margins of approximately 51 bps.  Margins increased year over year primarily due to the aforementioned temporary suspension of lending in 2020, as well as an increase in NonQM production.  The decrease in loss on sale of mortgage servicing rights, net was due to a $28.5 million reduction as a result of the sale of $4.2 billion in unpaid principal balance (UPB) of Freddie Mac and GNMA MSRs in the second and third quarters of 2020 resulting in losses of $6.5 million, as well as losses of $22.0 million resulting from changes in fair value of MSRs as a result of prepayments and prepayment assumptions during 2020.  Additionally, other income increased $9.7 million year over year primarily due to a decrease in residual discount rates on the long-term mortgage portfolio.

Non-GAAP Financial Measures

For the year ended December 31, 2021, core loss before tax (as defined below) was $12.4 million, or $0.58 per diluted common share, as compared to core loss before tax of $58.7 million, or $2.76 per diluted common share, in 2020.  For the quarter ended December 31, 2021, core loss before tax was $5.0 million, or $0.23 per diluted common share, as compared to core earnings before tax of $3.3 million, or $0.16 per diluted common share, for the fourth quarter of 2020, and core earnings before tax of $810 thousand, or $0.04 per diluted common share, for the third quarter of 2021.

To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (GAAP), we use the following non-GAAP financial measures: core (loss) earnings before tax and diluted core (loss) earnings per share before tax.  Core (loss) earnings and diluted core (loss) earnings per share are financial measurements calculated by adjusting GAAP net (loss) earnings before tax to exclude certain non-cash items, such as fair value adjustments and mark-to-market of mortgage servicing rights (MSRs), and legacy non-recurring expenses.  The fair value adjustments are non-cash items which management believes should be excluded when discussing our ongoing and future operations.  We use core (loss) earnings before tax as we believe that it more accurately reflects our current business operations of mortgage originations and further aids our investors in understanding and analyzing our core operating results and comparing them among periods. These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for net earnings (loss) before income taxes, net (loss) earnings or diluted (loss) earnings per common share (EPS) prepared in accordance with GAAP.  The tables below provide a reconciliation of net earnings (loss) before tax and diluted earnings (loss) per common share to non-GAAP core (loss) earnings before tax and per common share non-GAAP core (loss) earnings before tax:

	For the Three Months Ended			For the Year Ended
	December 31,	September 30,	December 31,	December 31,	December 31,
(in thousands, except per share data)	2021	2021	2020	2021	2020
Net earnings (loss) before tax:	$3,590	$2,107	$(2,112)	$(3,807)	$(88,017)

Change in fair value of mortgage servicing rights	(32)	(150)	1,621	(221)	24,229
Change in fair value of long-term debt	(1,459)	1,803	1,802	(2,098)	(1,899)
Change in fair value of net trust assets, including trust REO gains	(7,284)	(3,112)	1,092	(6,582)	5,688
Legal settlements and professional fees, for legacy matters (1)	—	—	750	—	750
Legacy corporate-owned life insurance (2)	166	162	150	330	577
Core (loss) earnings before tax	$(5,019)	$810	$3,303	$(12,378)	$(58,672)

Diluted weighted average common shares	21,359	21,345	21,255	21,332	21,251
Diluted core (loss) earnings per common share before tax	$(0.23)	$0.04	$0.16	$(0.58)	$(2.76)

Diluted earnings (loss) per common share	$0.15	$0.08	$(0.10)	$(0.22)	$(4.15)
Adjustments:
Income tax benefit	—	—	—	—	0.01
Cumulative non-declared dividends on preferred stock	0.02	0.02	—	0.04	—
Change in fair value of mortgage servicing rights	—	(0.01)	0.08	(0.01)	1.14
Change in fair value of long-term debt	(0.07)	0.08	0.08	(0.10)	(0.09)
Change in fair value of net trust assets, including trust REO gains	(0.34)	(0.14)	0.05	(0.31)	0.26
Legal settlements and professional fees, for legacy matters	—	—	0.04	—	0.04
Legacy corporate-owned life insurance	0.01	0.01	0.01	0.02	0.03
Diluted core (loss) earnings per common share before tax	$(0.23)	$0.04	$0.16	$(0.58)	$(2.76)

Key Metrics

●	Total mortgage originations volumes were $759.4 million in the fourth quarter of 2021 and $2.9 billion in 2021 as compared to $810.0 million in the fourth quarter of 2020 and $2.7 billion in 2020.
●	NonQM mortgage origination volumes increased to $382.1 million in the fourth quarter of 2021 and $683.6 million in 2021 as compared to $2.2 million in the fourth quarter of 2020 and $264.0 million in 2020.

●	Gain on sale of loans, net decreased to $14.9 million, with margins of approximately 196 bps in the fourth quarter of 2021 as compared to $21.5 million, with margins of approximately 265 bps in the fourth quarter of 2020. Gain on sale of loans, net increased to $65.3 million, with margins of approximately 225 bps for 2021 as compared to $14.0 million, with margins of approximately 51 bps for 2020.
●	Mortgage servicing portfolio increased to $71.8 million at December 31, 2021 as compared to $30.5 million at December 31, 2020.
●	Servicing (expense) fees, net was an expense of $39 thousand in the fourth quarter of 2021 and expense of $432 thousand in 2021, as compared to expense of $131 thousand in the fourth quarter of 2020 and net servicing fees of $3.6 million in 2020.
●	Operating expenses (personnel, business promotion and general, administrative and other) remained relatively flat at $20.5 million in the fourth quarter of 2021 and $81.2 million in 2021 as compared to $19.9 million in the fourth quarter of 2020 and $81.3 million in 2020.

Mortgage Lending

During the year ended 2021, total originations increased 6% to $2.9 billion as compared to $2.7 billion in 2020.  Retail originations represented the largest channel of originations with 80%, or $2.3 billion, of total originations in 2021, which was down from 90% of total originations, or $2.5 billion, in 2020.  The reduction in retail originations was due to our pivot during the first quarter of 2021, to shift our origination focus to originate NonQM in both our Retail and third-party originator (TPO) channels.  For the fourth quarter of 2021, our total originations decreased to $759.4 million, a 6% decrease, as compared to $810.0 million for the fourth quarter of 2020.  The increase in originations as compared 2020, was the result of our temporary suspension of lending activities during 2020, due to uncertainty caused by the COVID-19 pandemic.  We continue to manage our headcount, pipeline and capacity to balance the risks inherent in an aggregation execution model.

	For the year ended December 31,
(in millions)	2021	%	2020	%
Originations by Channel:
Retail	$2,318.3	80%	$2,477.5	90%
Wholesale	585.1	20	215.0	8
Correspondent	—	0	54.4	2
Total originations	$2,903.4	100%	$2,746.9	100%

Our loan products include conventional loans for Fannie Mae and Freddie Mac, NonQM, jumbo and government loans insured by FHA, VA and USDA.

Originations by Loan Type:

	For the Year Ended December 31,
(in millions)	2021	2020	% Change
Conventional	$2,096.9	$2,401.6	(13)%
NonQM	683.6	264.0	159
Jumbo	73.7	10.7	589
Government (1)	49.2	70.6	(30)
Total originations	$2,903.4	$2,746.9	6%

Weighted average FICO (2)	759	762
Weighted average LTV (3)	57.7%	60.5%
Weighted average coupon	3.14%	3.37%
Avg. loan size (in thousands)	$362.4	$367.9
(1)	Includes government-insured loans including FHA, VA and USDA.
(2)	FICO—Fair Isaac Corporation credit score.
(3)	LTV—loan to value—measures ratio of loan balance to estimated property value based upon third party appraisal.

We continue to believe there is an underserved mortgage market for borrowers with good credit who may not meet the qualified mortgage (QM) guidelines set out by the Consumer Financial Protection Bureau.  During the first quarter of 2020, prior to the disruption caused by the pandemic, we originated $261.6 million in NonQM loans and were on pace to exceed our fourth quarter 2019 NonQM originations.  As financial markets became dislocated in March 2020, spreads widened substantially on credit assets due to COVID-19 pandemic related payment delinquencies and forbearances, causing a severe decline in the values assigned by investors and counterparties for NonQM assets. The dislocation in the NonQM market diminished capital market distribution exits, increased the cost and liquidity to finance the product and reduced the ability to finance additional NonQM loans.  As a result, we paused NonQM originations in April 2020.

The third quarter of 2020 saw the re-emergence of the NonQM market including capital markets distribution exits for the product. We re-engaged lending in the NonQM market during the fourth quarter of 2020, and have continued throughout 2021 rebuilding our TPO NonQM origination team in anticipation of increasing mortgage interest rates and declining conventional margins. With the increase in mortgage interest rates and margin compression seen in conventional originations in the first quarter of 2021, we accelerated our pivot to NonQM in both our TPO and Retail channels.  During the year ended December 31, 2021, NonQM originations increased to $683.6 million, or 24% of total originations, as compared to $264.0 million, or 10% of total originations, for the year ended December 31, 2020.  In the fourth quarter of 2021, our NonQM originations exceeded conventional originations for the first time since the first quarter of 2019, which we expect to continue for the foreseeable future.

In 2021, our NonQM originations had a weighted average Fair Isaac Company credit score (FICO) of 747 and a weighted average LTV ratio of 65%.  In 2020, our NonQM originations had a weighted average FICO of 730 and a weighted average LTV ratio of 68%.  In 2021, the retail channel accounted for 28% of NonQM originations while the TPO channels accounted for 72% of NonQM production.  In 2020, the retail channel accounted for 22% of NonQM originations while the TPO channels accounted for 78% of NonQM production.

We believe the quality, consistency and performance of our NonQM originations has been demonstrated through the previous issuance of 21 securitizations since 2018, whereby our originations were represented as the largest originator in over half of the deals and represented no less than the third largest originator in the other deals.  Four of the 21 securitizations were 100% backed by Impac NonQM collateral with the senior tranches receiving AAA ratings.

For the year ended December 31, 2021, refinance volume was flat at $2.6 billion as compared to 2020. Our purchase money transactions increased 96% to $291.5 million for the year ended December 31, 2021, as compared to $148.4 million in 2020.

	For the Year Ended December 31,
(in millions)	2021	%	2020	%
Refinance	$2,611.9	90%	$2,598.5	95%
Purchase	291.5	10	148.4	5
Total originations	$2,903.4	100%	$2,746.9	100%

As of December 31, 2021, we have approximately 581 approved wholesale relationships with mortgage brokerage companies and are approved to lend in 47 states. While we currently have no approved correspondent relationships with banks, credit unions and mortgage companies, we are approved to lend in 50 states and anticipate reengaging correspondent lending in 2022, to further increase our NonQM footprint outside of California.

Mortgage Servicing

The following table includes information about our mortgage servicing portfolio:

	At December 31,	% 60+ days	At December 31,	% 60+ days
(in millions)	2021	delinquent (1)	2020	delinquent (1)
Ginnie Mae	$71.8	0.74%	$30.5	2.00%
Freddie Mac	—	0.00	—	0.00
Fannie Mae	—	0.00	—	0.00
Total servicing portfolio	$71.8	0.74%	$30.5	2.00%

Number of loans	136		50
Weighted average coupon	2.55%		2.61%
Weighted average FICO	742		738
Weighted average LTV	82.1%		85.0%
Avg. portfolio balance (in millions)	$53.0		$1,633.0
Avg. loan size (in thousands)	$528.2		$610.5
(1)	Based on loan count.

At December 31 2021, the mortgage servicing portfolio increased to $71.8 million as compared to $30.5 million at December 31, 2020. We continue to sell whole loan sales on a servicing released basis to investors and selectively retain GNMA mortgage servicing.  The servicing portfolio generated net servicing expense of $ (0.4) thousand for the year ended December 31, 2021, as compared to net servicing fees of $3.6 million for the year ended December 31, 2020, as a result of the previous servicing sales in the second and third quarters of 2020 as well as portfolio runoff caused by the decrease in mortgage interest rates. Despite the increase in UPB of the servicing portfolio during 2021, we continue to recognize a servicing expense related to interim subservicing and other servicing costs due to the small UPB of our servicing portfolio.

Delinquencies within the servicing portfolio were 0.74% for 60+ days delinquent as of December 31, 2021 as compared to 2.0% as of December 31, 2020.  The decrease was the result of the small UPB of GNMA servicing we retained during the year ended December 31, 2021.

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

As the long-term mortgage portfolio continues to decline, we expect real estate services and the related revenues to decline. For the year ended December 31, 2021, the real estate services segment posted a net loss of $265 thousand as compared to a net loss of $173 thousand for the year ended December 31, 2020.

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

For the year ended December 31, 2021, our residual interest in securitizations (represented by the difference between total trust assets and total trust liabilities) generated cash flows of $3.1 million as compared to $2.1 million for the year ended December 31, 2020. The increase in cash flows from our residual interest in securitizations during 2021 was due to the historically low interest rate environment which has allowed for an increase in excess spread to be remitted to the residual holder and an increase in prepayments which have paid off older vintage bonds as well as cure over-collateralization deficiencies in certain trusts.  At December 31, 2021, our residual interest in securitizations (represented by the difference between total trust assets and total trust liabilities) increased to $27.9 million compared to $16.7 million at December 31, 2020. The increase in residual fair value at December 31, 2021 was the result of a decrease in investor yield requirements for certain securitized mortgage collateral and borrowings, as well as residual discount rates, as estimated bond prices have continued to improve and corresponding yields have decreased.

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

Derivative financial instruments—We utilize certain derivative instruments in the ordinary course of our business to manage our exposure to changes in interest rates. These derivative instruments include to-be-announced MBS and forward loan sale commitments (TBA MBS or Hedging Instruments). We also issue interest rate lock commitments (IRLCs) to borrowers in connection with single family mortgage loan originations. We recognize all derivative instruments at fair value. The concept of fair value relating to IRLCs is no different than fair value for any other financial asset or liability: fair value is the price at which an orderly transaction to sell the asset or to transfer the liability would take place between market participants at the measurement date under current market conditions. Because IRLCs do not trade in the market, the Company determines the estimated fair value based on expectations of what an investor would pay to acquire the Company’s IRLCs, which utilizes current market information for secondary market prices for underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated current secondary market prices for underlying loans and estimated servicing value with similar coupons, maturities and credit quality, subject to the anticipated loan funding probability (Pull through Rate).  This value is adjusted for other costs that would be required by a market participant acquiring the IRLCs.  The fair value of the Hedging Instruments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date and are recorded in other liabilities in the consolidated balance sheets. The initial and subsequent changes in value of IRLCs and forward sale commitments are a component of gain on sale of loans, net in the consolidated statements of operations and comprehensive loss.

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

Variable Interest Entities and Transfers of Financial Assets and Liabilities

Historically, we securitized mortgages in the form of collateralized mortgage obligations (CMO) and real estate mortgage investment conduits (REMICs), (collectively, securitizations), which were either consolidated or unconsolidated depending on the design of the securitization structure. These securitizations are evaluated for consolidation in accordance with the variable interest model of FASB ASC 810-10-25. A variable interest entity (VIE) is consolidated in the financial statements if the Company has the power to direct activities that most significantly impact the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.  We consolidate certain VIEs where we are both the primary beneficiary of the residual interests in the securitization trusts as well as the master servicer.  Being the master servicer provides control over the collateral through the ability to direct the servicers to take specific loss mitigation efforts. The assets and liabilities that are included in the consolidated VIEs include the mortgage loans and real estate owned collateralizing the debt securities which are included in securitized mortgage trust assets on our consolidated balance sheets and the debt securities payable to investors which are included in securitized mortgage trust liabilities on our accompanying consolidated balance sheets.

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

Financial Condition and Results of Operations

Financial Condition

For the years ended December 31, 2021 and 2020

The following table shows the condensed consolidated balance sheets for the following periods:

(in thousands, except per share data)	December 31,	December 31,	$	%
	2021	2020	Change	Change
ASSETS
Cash	$29,555	$54,150	$(24,595)	(45)%
Restricted cash	5,657	5,602	55	1
Mortgage loans held-for-sale	308,477	164,422	144,055	88
Mortgage servicing rights	749	339	410	121
Securitized mortgage trust assets	1,642,730	2,103,269	(460,539)	(22)
Other assets	35,603	41,524	(5,921)	(14)
Total assets	$2,022,771	$2,369,306	$(346,535)	(15)%
LIABILITIES & EQUITY
Warehouse borrowings	$285,539	$151,932	$133,607	88%
Convertible notes	20,000	20,000	—	—
Long-term debt (Par value; $62,000)	46,536	44,413	2,123	5
Securitized mortgage trust liabilities	1,614,862	2,086,557	(471,695)	(23)
Repurchase reserve	4,744	7,054	(2,310)	(33)
Other liabilities	41,154	43,699	(2,545)	(6)
Total liabilities	2,012,835	2,353,655	(340,820)	(14)
Total equity	9,936	15,651	(5,715)	(37)
Total liabilities and stockholders’ equity	$2,022,771	$2,369,306	$(346,535)	(15)%

Book and tangible book value per share	$0.47	$0.74	$(0.27)	(37)%

At December 31, 2021, cash decreased to $29.6 million from $54.2 million at December 31, 2020. Cash balances decreased primarily due to payment of operating expenses as well as an increase in warehouse line haircuts due to an increase in warehouse borrowings.

Mortgage loans held-for-sale increased $144.1 million to $308.5 million at December 31, 2021 as compared to $164.4 million at December 31, 2020. During the year ended December 31, 2021, we had originations of $2.9 billion offset by $2.8 billion in loan sales. As a normal course of our origination and sales cycle, loans held-for-sale at the end of any period are generally sold within one or two subsequent months.

Mortgage servicing rights increased $410 thousand to $749 thousand at December 31, 2021 as compared to $339 thousand at December 31, 2020. The increase was due to additions of $536 thousand from servicing retained loan sales of $51.7 million in UPB.  At December 31, 2021, we serviced $71.8 million in UPB for others as compared to $30.5 million at December 31, 2020.

Warehouse borrowings increased $133.6 million to $285.5 million at December 31, 2021 as compared to $151.9 million at December 31, 2020. The increase was due to a $144.1 million increase in mortgage loans held-for-sale at December 31, 2021 as compared to December 31, 2020.  During 2021, we increased our warehouse lending capacity by $65 million to $615.0 million and increased our warehouse counterparties from three to four as a result of the increase in NonQM origination volumes.

Repurchase reserve decreased $2.3 million to $4.7 million at December 31, 2021 as compared to $7.1 million at December 31, 2020.  The decrease was due to $2.4 million in settlements primarily related to repurchased loans and indemnifications partially offset by $111 thousand increase in provision for repurchases as a result of an increase in originations.

Book value per share decreased 37% to $0.47 at December 31, 2021 as compared to $0.74 at December 31, 2020.

Book value per common share decreased 15% to ($1.96) as of December 31, 2021, as compared to ($1.70) as of December 31, 2020 (inclusive of the remaining $51.8 million of liquidation preference on our preferred stock).  Inclusive of the Preferred B stock cumulative undeclared dividends in arrears of $19.1 million (as discussed further in Note 13 – Commitments and Contingencies of the “Notes to Consolidated Financial Statements”), book value per common share was ($2.86) as of December 31, 2021.

The changes in our trust assets and trust liabilities as summarized below.

	December 31,	December 31,	$	%
	2021	2020	Change	Change
Securitized mortgage collateral	$1,639,251	$2,100,175	$(460,924)	(22)%
Real estate owned (REO)	3,479	3,094	385	12
Total trust assets (1)	1,642,730	2,103,269	(460,539)	(22)

Securitized mortgage borrowings	$1,614,862	$2,086,557	$(471,695)	(23)%
Total trust liabilities (1)	1,614,862	2,086,557	(471,695)	(23)
Residual interests in securitizations	$27,868	$16,712	$11,156	67%
(1)	At December 31, 2021, the UPB of trust assets and trust liabilities was approximately $1.8 billion and $1.7 billion, respectively. At December 31, 2020, the UPB of trust assets and trust liabilities was approximately $2.5 billion and $2.4 billion, respectively.

Since the consolidated securitization trusts are nonrecourse to us, trust assets and liabilities have been netted in the table above to present our interest in these trusts more simply, which are considered the residual interests in securitizations. The residual interests are represented by the fair value of securitized mortgage collateral and real estate owned, offset by the fair value of securitized mortgage borrowings. We receive cash flows from our residual interests in securitizations to the extent they are available after required distributions to bondholders and maintaining specified overcollateralization levels and other specified parameters (such as maximum delinquency and cumulative default) within the trusts. The estimated fair value of the residual interests, represented by the difference in the fair value of total trust assets and total trust liabilities, was $27.9 million at December 31, 2021 compared to $16.7 million at December 31, 2020. The increase in residual fair value at December 31, 2021 was the result of a decrease in investor yield requirements for certain securitized mortgage collateral and borrowings, as well as residual discount rates, as estimated bond prices have continued to improve and corresponding yields have decreased.

We update our collateral assumptions quarterly based on recent delinquency, default, prepayment and loss experience. Additionally, we update the forward interest rates and investor yield (discount rate) assumptions based on information derived from market participants. During the year ended December 31, 2021, actual losses declined as compared to forecasted losses for the majority of trusts, including those with residual value.  Principal payments, prepayments and liquidations of securitized mortgage collateral and securitized mortgage borrowings also contributed to the reduction in trust assets and liabilities.

●	The estimated fair value of securitized mortgage collateral decreased $460.9 million during 2021 primarily due to reductions in principal from borrower payments and transfers of loans to REO for single-family and multi-family collateral. Additionally, other trust assets increased $385 thousand during the year ended December 31, 2021, primarily due to a $8.0 million increase in REO from foreclosures as well as a $111 thousand increase in the net realizable value (NRV) of REO. Partially offsetting the increase in REO was a decrease of $7.7 million in REO from liquidations.

●	The estimated fair value of securitized mortgage borrowings decreased $471.7 million during 2021 primarily due to reductions in principal balances from principal payments during the period for single-family and multi-family collateral partially offset by an increase in loss assumptions.

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

The following table presents changes in the trust assets and trust liabilities for the year ended December 31, 2021:

	TRUST ASSETS			TRUST LIABILITIES
	Level 3 Recurring Fair
	Value Measurement			Level 3 Recurring Fair
		NRV		Value Measurement
	Securitized	Real		Securitized	Net
	mortgage	estate	Total trust	mortgage	trust
	collateral	owned	assets	borrowings	assets
Recorded fair value at December 31, 2020	$2,100,175	$3,094	$2,103,269	$(2,086,557)	$16,712
Total gains/(losses) included in earnings:
Interest income	(12,162)	—	(12,162)	—	(12,162)
Interest expense	—	—	—	(37,090)	(37,090)
Change in FV of net trust assets, excluding REO (1)	151,759	—	151,759	(145,288)	6,471
Gains from REO – not at FV but at NRV (2)	—	111	111	—	111
Total gains (losses) included in earnings	139,597	111	139,708	(182,378)	(42,670)
Transfers in and/or out of level 3	—	—	—	—	—
Purchases, issuances and settlements	(600,521)	274	(600,247)	654,073	53,826
Recorded fair value at December 31, 2021	$1,639,251	$3,479	$1,642,730	$(1,614,862)	$27,868
(1)	Represents change in fair value of net trust assets, including trust REO gains in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021.
(2)	Accounted for at net realizable value.

Inclusive of gains from REO, total trust assets above reflect a net gain of $151.9 million as a result of an increase in fair value from securitized mortgage collateral of $151.8 million coupled with gains from REO of $111 thousand. Net losses on trust liabilities were $145.3 million as a result of the increase in fair value of securitized mortgage borrowings. As a result, other income, change in fair value of net trust assets, including trust REO gains (losses) increased by $6.6 million for the year ended December 31, 2021.

The table below reflects the net trust assets as a percentage of total trust assets (residual interests in securitizations):

	December 31,	December 31,
	2021	2020
Net trust assets	$27,868	$16,712
Total trust assets	1,642,730	2,103,269
Net trust assets as a percentage of total trust assets	1.70%	0.79%

For the year ended December 31, 2021, the estimated fair value of the net trust assets increased as a percentage of total trust assets as result of decreased the investor yield requirements for certain securitized mortgage collateral and borrowings, as well as residual discount rates, as estimated bond prices have continued to improve and corresponding yields have decreased.

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

The following tables present the estimated fair value of our residual interests by securitization vintage year and other related assumptions used to derive these values at December 31, 2021 and December 31, 2020:

	Estimated Fair Value of Residual			Estimated Fair Value of Residual
	Interests by Vintage Year at			Interests by Vintage Year at
	December 31, 2021			December 31, 2020
Origination Year	SF	MF	Total	SF	MF	Total
2002-2003 (1)	$13,167	$722	$13,889	$8,575	$524	$9,099
2004	7,661	736	8,397	2,654	775	3,429
2005	851	442	1,293	58	68	126
2006	—	4,289	4,289	—	4,058	4,058
Total	$21,679	$6,189	$27,868	$11,287	$5,425	$16,712
Weighted avg. prepayment rate	15.4%	15.3%	15.4%	10.1%	13.3%	10.3%
Weighted avg. discount rate	11.8%	11.6%	11.7%	17.4%	18.0%	17.6%
(1)	2002-2003 vintage year includes CMO 2007-A, since the majority of the mortgages collateralized in this securitization were originated during this period.

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

At December 31, 2021, total weighted averaged prepayment assumptions increased 50% to 15.4% from 10.3% at December 31, 2020, as a result of the historically low interest rate environment, which resulted in collateral runoff of 27% during the year.  At December 31, 2021, total weighted average discount rate decreased 34% to 11.7% from 17.6% at December 31, 2020, as a result of continued improvement in bond prices resulting in a corresponding reduction in yields.

The table below reflects the estimated future credit losses and investor yield requirements for trust assets by product (SF and MF) and securitization vintage at December 31, 2021:

	Estimated Future			Investor Yield
	Losses (1)			Requirement (2)
	SF	MF		SF	MF
2002-2003	5%	*	% (3)	5%	8%
2004	8	*	(3)	3	3
2005	8	*	(3)	2	3
2006	9	*	(3)	3	5
2007	3	*	(3)	5	3
(1)	Estimated future losses derived by dividing future projected losses by unpaid principal balances at December 31, 2021.
(2)	Investor yield requirements represent our estimate of the yield third-party market participants would require to price our trust assets and liabilities given our prepayment, credit loss and forward interest rate assumptions.
(3)	Represents less than 1%.

Long-Term Mortgage Portfolio Credit Quality

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days late or greater, foreclosures and delinquent bankruptcies were $310.5 million or 17.3% of the long-term mortgage portfolio as of December 31, 2021, as compared to $514.0 million or 20.9% as of December 31, 2020.

The following table summarizes the unpaid principal balances of loans in our mortgage portfolio, included within securitized mortgage collateral, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

	December 31,	Total	December 31,	Total
Securitized mortgage collateral	2021	Collateral	2020	Collateral
60 - 89 days delinquent	$21,086	1.2%	$47,483	1.9%
90 or more days delinquent	147,387	8.2	290,621	11.8
Foreclosures (1)	89,181	5.0	126,802	5.2
Delinquent bankruptcies (2)	52,854	2.9	49,069	2.0
Total 60 or more days delinquent	$310,508	17.3%	$513,975	20.9%
Total collateral	$1,798,079	100.0%	$2,454,657	100.0%
(1)	Represents properties in the process of foreclosure.
(2)	Represents bankruptcies that are 30 days or more delinquent.

At December 31, 2021, mortgage loans 60 or more days delinquent (whether or not subject to forbearance) declined 40% as compared to December 31, 2020.  Delinquency and forbearance are taken into account as part of our credit loss assumptions when determining the estimated fair value of our residual interests.  At December 31, 2021, residential loss assumptions for certain trusts decreased as compared to December 31, 2020.  To the extent delinquencies and loans in forbearance increase in deals with residual fair value, the estimated fair value of our residual interests may decrease due to a reduction or delay in the timing of estimated cash flows.

The following table summarizes the UPB of securitized mortgage collateral, mortgage loans held-for-sale and real estate owned, that were non-performing as of the dates indicated (excludes 60-89 days delinquent):

		Total		Total
	December 31,	Collateral	December 31,	Collateral
	2021	%	2020	%
90 or more days delinquent (including forbearances), foreclosures and delinquent bankruptcies	$289,422	16.1%	$466,492	19.0%
Real estate owned inside and outside trusts	3,479	0.2	3,173	0.1
Total non-performing assets	$292,901	16.3%	$469,665	19.1%

Non-performing assets consist of non-performing loans (mortgages that are 90 or more days delinquent, including loans in foreclosure and delinquent bankruptcies plus REO). It is our policy to place a mortgage loan on nonaccrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment is received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. IFC, a subsidiary of IMH and master servicer, may be required to advance funds, or in most cases cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages. As of December 31, 2021, non-performing assets as a percentage of the total collateral was 16.3%. At December 31, 2020, non-performing assets to total collateral was 19.1%. Non-performing assets decreased by approximately $176.8 million at December 31, 2021 as compared December 31, 2020. At December 31, 2021, the estimated fair value of non-performing assets was $101.7 million or 5.0% of total assets. At December 31, 2020, the estimated fair value of non-performing assets was $135.0 million or 5.7% of total assets.

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

For the year ended December 31, 2021, we recorded a $111 thousand increase in net realizable value of the REO compared to an increase of $7.4 million for the comparable 2020 period. Increases and write-downs of the net realizable value reflect increases or declines in value of the REO subsequent to foreclosure date, but prior to the date of sale.

The following table presents the balances of the REO:

	December 31,	December 31,
	2021	2020
REO	$10,335	$10,140
Impairment (1)	(6,856)	(6,967)
Ending balance	$3,479	$3,173
REO inside trusts	$3,479	$3,094
REO outside trusts	—	79
Total	$3,479	$3,173
(1)	Impairment represents the cumulative write-downs of net realizable value subsequent to foreclosure.

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

Results of Operations

For the year ended December 31, 2021 as compared to 2020

	For the Year Ended December 31,
			$	%
	2021	2020	Change	Change
Revenues (losses)	$66,319	$(8,092)	$74,411	920%
Expenses	(81,204)	(81,273)	69	0
Net interest income	2,398	5,137	(2,739)	(53)
Change in fair value of long-term debt	2,098	1,899	199	10
Change in fair value of net trust assets, including trust REO gains	6,582	(5,688)	12,270	216
Income tax expense	(71)	(133)	62	47
Net loss	$(3,878)	$(88,150)	$84,272	96%
Loss per share available to common stockholders—basic	$(0.22)	$(4.15)	$3.93	95%
Loss per share available to common stockholders—diluted	$(0.22)	$(4.15)	$3.93	95%

Revenues

	For the Year Ended December 31,
			$	%
	2021	2020	Change	Change
Gain on sale of loans, net	$65,294	$14,004	$51,290	366%
Servicing (expenses) fees, net	(432)	3,603	(4,035)	(112)
Real estate services fees, net	1,144	1,312	(168)	(13)
Gain (loss) on mortgage servicing rights, net	34	(28,509)	28,543	100
Other revenues	279	1,498	(1,219)	(81)
Total revenues (losses)	$66,319	$(8,092)	$74,411	920%

Gain on sale of loans, net.  For the year ended December 31, 2021, gain on sale of loans, net totaled $65.3 million compared to $14.0 million in the comparable 2020 period. The increase in gain on sale of loans, net was most notably due to a $22.0 million increase in gain on sale of loans, a $19.4 million increase in mark-to-market gains on LHFS, a $8.9 million decrease in realized and unrealized net losses on derivative financial instruments and a $5.1 million decrease in provision for repurchases.  Partially offsetting the increase in gain on sale of loans, net was a $2.6 million increase in direct origination expenses and a $1.6 million decrease in premiums from servicing retained loan sales.

As previously discussed, for the year ended December 31, 2021, the increase in gain on sale of loans, net was the result of our temporary suspension of lending activities during the second quarter of 2020 due to the uncertainty caused by the pandemic.  The uncertainty and corresponding temporary suspension of lending activities resulted in a substantial remarking of our NonQM loan portfolio held-for-sale as a result of credit spreads widening substantially due to potential pandemic related payment delinquencies and forbearances, which caused a severe decline in the values assigned by counterparties for NonQM assets.  For the year ended December 31, 2021, we originated and sold $2.9 billion and $2.8 billion of loans, respectively, as compared to $2.7 billion and $3.3 billion of loans originated and sold, respectively, during the same period in 2020. During the year ended December 31, 2021, margins increased to approximately 225 bps as compared to 51 bps for the same period in 2020 as a result the aforementioned uncertainty caused by the pandemic.

Servicing (expenses) fees, net.  For the year ended December 31, 2021, servicing expenses was $(0.4) million compared to servicing fees, net of $3.6 million in the comparable 2020 period.  The decrease in servicing fees, net was the result of the sale of $4.2 billion in UPB of Freddie Mac and GNMA MSRs, in the second and third quarters of 2020.  In addition, the substantial decrease in mortgage interest rates during 2020 caused a significant increase in runoff of our mortgage servicing portfolio which combined with the servicing sales decreased the servicing portfolio average balance 97% to $51.2 million for the year ended December 31, 2021 as compared to an average balance of $1.6 billion for the comparable period in 2020.  As a result of the servicing sales in the second and third quarters of 2020, we will continue to recognize a servicing expense related to interim subservicing and other servicing costs related to the small UPB of remaining servicing portfolio.    For the years ended December 31, 2021 and 2020, we had $51.7 million and $223.7 million, respectively, in servicing retained loan sales.

Gain (loss) on mortgage servicing rights, net.

	For the Year Ended December 31,
			$	%
	2021	2020	Change	Change
Gain (loss) on sale of mortgage servicing rights	$160	$(6,547)	$6,707	102%
Changes in fair value:
Due to changes in valuation market rates, inputs or assumptions	61	(17,682)	17,743	100
Other changes in fair value:
Scheduled principal prepayments	(48)	(500)	452	90
Voluntary prepayments	(139)	(3,780)	3,641	96
Total changes in fair value	$(126)	$(21,962)	$21,836	99

Gain (loss) on mortgage servicing rights, net	$34	$(28,509)	$28,543	100%

The year over year reduction in loss on mortgage servicing rights, net was primarily due to the aforementioned servicing sales during the second and third quarters of 2020.  For the year ended December 31, 2021, gain on MSRs, net was $34 thousand compared to a loss of $28.5 million in the comparable 2020 period. For the year ended December 31, 2021, we recorded a $126 thousand loss from change in fair value of MSRs due to voluntary and scheduled prepayments partially offset by an increase in fair value changes associated with changes in market interest rates, inputs and assumptions.  For the year ended December 31, 2020, we recorded a $22.0 million loss from change in fair value of MSRs primarily due to prepayments, with $17.7 million due to an increase in prepayment speed assumptions and $3.8 million due to voluntary prepayments. Additionally, during the year ended December 31, 2021, we recorded a $160 thousand gain on mortgage servicing rights, net as a result of the collection of holdbacks in excess of previously reserved for amounts on prior period mortgage servicing sales.  During the year ended December 31, 2020, we recorded a net loss of $6.5 million on the aforementioned loan servicing sales.

Real estate services fees, net.  For the year ended December 31, 2021, real estate services fees, net were $1.1 million compared to $1.3 million in the comparable 2020 period. The $0.2 million decrease was primarily the result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio as compared to 2020.  We expect the real estate services fee, net to continue to decline as the long-term mortgage portfolio  declines in size.

Other revenues. For the year ended December 31, 2021, other revenues were $280 thousand as compared to $1.5 million in the comparable 2020 period. The $1.2 million decrease in other revenues was primarily the result of a decrease in the cash surrender value associated with the corporate-owned life insurance trusts as compared to 2020, as a result of the payment of premiums.  In addition, other revenues declined $133 thousand as a result of a reduction in contract underwriting which was performed during the second and third quarters of 2020 during our pause in lending.

Expenses

	For the Year Ended December 31,
			$	%
	2021	2020	Change	Change
Personnel expense	$52,778	$52,880	$(102)	(0)%
General, administrative and other	21,031	24,534	(3,503)	(14)
Business promotion	7,395	3,859	3,536	92
Total expenses	$81,204	$81,273	$(69)	(0)%

Total expenses decreased slightly to $81.2 million for the year ended December 31, 2021 compared to $81.3 million for the comparable period 2020.  Personnel expense decreased $102 thousand to $52.8 million for the year ended December 31, 2021 as compared to the same period in 2020.  We continue to expand our NonQM platform as well as balance the industry wide escalation in cost of production and operational talent as we manage our headcount, pipeline and capacity to balance the risks inherent in an aggregation execution model.  As a result, average headcount increased 1% for the year ended December 31, 2021 as compared to the same period in 2020.  Personnel expense decreased to 182 bps of funding’s during the year ended December 31, 2021 as compared to 193 bps for the comparable 2020 period.

General, administrative and other expenses decreased to $21.0 million for the year ended December 31, 2021 compared to $24.5 million for the same period in 2020.  The decrease in general, administrative and other expenses was primarily due to a $1.4 million decrease in premiums associated with the corporate-owned life insurance trusts liability, a $1.0 million decrease in other various general and administrative expenses, an $889 thousand decrease in legal and professional fees, a $724 thousand decrease in occupancy expense partially due to right of use (ROU) asset impairment during the first quarter of 2020 and a reduction in occupancy expense associated with the vacated space.  Partially offsetting these decreases in general, administrative and other expenses was a $499 thousand increase in insurance expense.

Business promotion increased $3.5 million to $7.4 million for the year ended December 31, 2021 compared to $3.9 million for the comparable period in 2020.  Business promotion had remained low as a result of the interest rate environment which required significantly less business promotion to source leads.  Beginning in second quarter of 2021, we began to increase our marketing expenditures in an effort to target NonQM production in the retail channel, continue to expand production outside of California and maintain our lead volume as competition increased. Although we continue to source leads through digital campaigns, which allows for a more cost effective approach, the competitiveness within the California market has driven up advertising costs.

Other Income

	For the Year Ended December 31,

	2021	2020
Interest income	$65,666	$118,908
Interest expense	(63,268)	(113,771)
Net interest income	2,398	5,137

Change in fair value of long-term debt	2,098	1,899
Change in fair value of net trust assets, including trust REO gains	6,582	(5,688)
Total other income	$11,078	$1,348

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

	For the Year Ended December 31,
	2021			2020
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$1,872,153	$59,022	3.15%	$2,281,574	$106,959	4.69%
Mortgage loans held-for-sale	199,796	6,634	3.32	275,874	11,837	4.29
Other	44,376	10	0.02	51,243	112	0.22
Total interest-earning assets	$2,116,325	$65,666	3.10%	$2,608,691	$118,908	4.56%
LIABILITIES
Securitized mortgage borrowings	$1,856,869	$50,897	2.74%	$2,269,727	$98,030	4.32%
Warehouse borrowings	191,794	6,543	3.41	252,565	9,444	3.74
MSR financing facilities	—	—	—	3,014	119	3.95
Long-term debt	45,534	3,965	8.71	42,825	3,797	8.87
Convertible notes	20,000	1,404	7.02	24,241	1,982	8.18
Other	12,779	459	3.59	8,942	399	4.46
Total interest-bearing liabilities	$2,126,976	$63,268	2.97%	$2,601,314	$113,771	4.37%
Net interest spread (1)		$2,398	0.13%		$5,137	0.19%
Net interest margin (2)			0.11%			0.20%
(1)	Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.
(2)	Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest spread decreased $2.7 million for the year ended December 31, 2021, primarily attributable to a decrease in the net interest spread between loans held-for-sale and their related warehouse borrowings (a negative spread of 9 bps for the years ended December 31, 2021  as compared to a positive spread of 55 bps for the same period in the prior year), an increase in interest expense on the corporate-owned life insurance trusts (within other liabilities), a decrease in the net interest spread income on the securitized mortgage collateral and securitized mortgage borrowings and an increase in interest expense on the long-term debt.  Offsetting the decrease in net interest spread income was a decrease in interest expense on the Convertible Notes and MSR financing facilities.  As a result, net interest margin decreased to 0.11% for the year ended December 31, 2021 as compared to 0.20% for the year ended December 31, 2020.

During the year ended December 31, 2021, the yield on interest-earning assets decreased to 3.10% from 4.56% in the comparable 2020 period. The yield on interest-bearing liabilities decreased to 2.97% for the year ended December 31, 2021 from 4.37% for the comparable 2020 period. In connection with the fair value accounting for securitized mortgage collateral, borrowings and long-term debt, interest income and interest expense are recognized using effective yields based on estimated fair values for these instruments. The decrease in yield for securitized mortgage collateral and securitized mortgage borrowings is primarily related to increased prices on mortgage-backed bonds which resulted in a decrease in yield as compared to the previous period.

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

During 2021, the fair value of long-term debt increased by $2.1 million to $46.5 million from $44.4 million at December 31, 2020.  The increase in estimated fair value was the result of a $2.7 million change in the instrument specific credit risk and a $1.5 million increase due to accretion, partially offset by a $2.1 million change in the market specific credit risk as a result of an increase in the risk free rate component of the discount rate as compared to 2020.

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

Change in fair value of net trust assets, including trust REO gains

	For the Year Ended
	December 31,
	2021	2020
Change in fair value of net trust assets, excluding REO	$6,471	$(13,081)
Gains from REO	111	7,393
Change in fair value of net trust assets, including trust REO gains	$6,582	$(5,688)

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $6.6 million for the year ended December 31, 2021. The change in fair value of net trust assets, excluding trust REO was due to $6.5 million in gains from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral as a result of a decrease in residual discount rates as estimated bond prices have continued to improve and corresponding yields have decreased.  Additionally, the NRV of REO increased $111 thousand during the period attributed to lower expected loss severities on properties within certain states held in the long-term mortgage portfolio during the period.

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

Income Taxes

We recorded income tax expense of $71 thousand and $133 thousand for the years ended December 31, 2021 and 2020, respectively. The income tax expense for the years ended December 31, 2021 and 2020, is primarily the result of state income taxes from states where we do not have net operating loss (NOL) carryforwards or state minimum taxes.

As of December 31, 2021, we had federal NOL carryforwards of $623.5 million. As of December 31, 2021, the estimated Federal NOL carryforward expiration schedule is as follows (in millions):

Tax Year Established	Amount	Expiration Date
12/31/2007	$166.9	12/31/2027
12/31/2008	3.6	12/31/2028
12/31/2009	101.6	12/31/2029
12/31/2010	89.7	12/31/2030
12/31/2011	44.1	12/31/2031
12/31/2012	—	12/31/2032
12/31/2013	28.5	12/31/2033
12/31/2014	—	12/31/2034
12/31/2015	30.5	12/31/2035
12/31/2016	55.0	12/31/2036
12/31/2017	37.7	12/31/2037
12/31/2018	—	n/a
12/31/2019	3.3	n/a
12/31/2020	47.8	n/a
12/31/2021 (1)	14.8	n/a
Total Federal NOLs	$623.5
(1)	NOL amounts are estimates until the final tax returns are filed in October 2022. Additionally, any NOLs that are generated subsequent to the enactment of the Tax Act on January 1, 2018, have an indefinite life.

As of December 31, 2021, we had California NOL carryforwards of $435.2 million, which begin to expire in 2028.  We may not be able to realize the maximum benefit due to the nature and tax entities that holds the NOL.

Our deferred tax assets are primarily the result of net operating losses and basis differences on mortgage securities. We have recorded a full valuation allowance against our deferred tax assets at December 31, 2021 as it is more likely than not that the deferred tax assets will not be realized. The valuation allowance is based on the management's assessment that it is more likely than not that certain deferred tax assets, primarily net operating loss carryforwards, may not be realized in the foreseeable future due to objective negative evidence that we may not generate sufficient taxable income to realize the deferred tax assets.

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

Results of Operations by Business Segment

We have three primary operating segments: Mortgage Lending, Real Estate Services and Long-Term Mortgage Portfolio. Unallocated corporate and other administrative costs, including the cost associated with being a public company as well as the interest expense related to the Convertible Notes and capital leases, are presented in Corporate. Segment operating results are as follows:

Mortgage Lending

Condensed Statements of Operations Data

	For the Year Ended December 31,
			$	%
	2021	2020	Change	Change
Gain on sale of loans, net	$65,294	$14,004	$51,290	366%
Servicing (expenses) fees, net	(432)	3,603	(4,035)	(112)
Gain (loss) on mortgage servicing rights, net	34	(28,509)	28,543	100
Total revenues (expenses)	64,896	(10,902)	75,798	695

Other income	122	2,501	(2,379)	(95)

Personnel expense	(46,656)	(46,445)	(211)	(0)
Business promotion	(7,386)	(3,845)	(3,541)	(92)
General, administrative and other	(8,563)	(10,579)	2,016	19
Earnings (loss) before income taxes	$2,413	$(69,270)	$71,683	103%

For the year ended December 31, 2021, gain on sale of loans, net totaled $65.3 million compared to $14.0 million in the comparable 2020 period. The increase in gain on sale of loans, net was most notably due to a $22.0 million increase in gain on sale of loans, a $19.4 million increase in mark-to-market gains on LHFS, a $8.9 million decrease in realized and unrealized net losses on derivative financial instruments and a $5.1 million decrease in provision for repurchases.  Partially offsetting the increase in gain on sale of loans, net was a $2.6 million increase in direct origination expenses and a $1.6 million decrease in premiums from servicing retained loan sales.

As previously discussed, for the year ended December 31, 2021, the increase in gain on sale of loans, net was the result of our temporary suspension of lending activities during the second quarter of 2020 due to the uncertainty caused by the pandemic.  The uncertainty and corresponding temporary suspension of lending activities resulted in a substantial remarking of our NonQM loan portfolio held-for-sale as a result of credit spreads widening substantially due to potential pandemic related payment delinquencies and forbearances, which caused a severe decline in the values assigned by counterparties for NonQM assets.  For the year ended December 31, 2021, we originated and sold $2.9 billion and $2.8 billion of loans, respectively, as compared to $2.7 billion and $3.3 billion of loans originated and sold, respectively, during the same period in 2020. During the year ended December 31, 2021, margins increased to approximately 225 bps as compared to 51 bps for the same period in 2020 as a result the aforementioned uncertainty caused by the pandemic.

For the year ended December 31, 2021, servicing expenses, net was $ (0.4) million compared to servicing fees, net of $3.6 million in the comparable 2020 period.  The decrease in servicing fees, net was the result of the sale of $4.2 billion in UPB of Freddie Mac and GNMA MSRs, in the second and third quarters of 2020.  In addition, the substantial decrease in mortgage interest rates during 2020 caused a significant increase in runoff of our mortgage servicing portfolio which combined with the servicing sales decreased the servicing portfolio average balance 97% to $51.2 million for the year ended December 31, 2021 as compared to an average balance of $1.6 billion for the comparable period in 2020.  As a result of the servicing sales in the second and third quarters of 2020, we will continue to recognize a servicing expense related to interim subservicing and other servicing costs related to the small UPB of remaining servicing portfolio.    For the years ended December 31, 2021 and 2020, we had $51.7 million and $223.7 million, respectively, in servicing retained loan sales.

The year over year reduction in loss on mortgage servicing rights, net was due to losses on the aforementioned servicing sales during the second and third quarters of 2020.  For the year ended December 31, 2021, gain on MSRs, net was $34 thousand compared to a loss of $28.5 million in the comparable 2020 period. For the year ended December 31, 2021, we recorded a $126 thousand loss from change in fair value of MSRs due to voluntary and scheduled prepayments partially offset by an increase in fair value changes associated with changes in market interest rates, inputs and assumptions.  For the year ended December 31, 2020, we recorded a $22.0 million loss from change in fair value of MSRs primarily due to prepayments, with $17.7 million due to an increase in prepayment speed assumptions and $3.8 million due to voluntary prepayments. Additionally, during the year ended December 31, 2021, we recorded a $160 thousand gain on mortgage servicing rights, net as a result of the collection of holdbacks in excess of previously reserved for amounts on prior period mortgage servicing sales.  During the year ended December 31, 2020, we recorded a net loss of $6.5 million on the aforementioned loan servicing sales.

For the year ended December 31, 2021, other income decreased to $122 thousand as compared to $2.5 million in the comparable 2020 period. The $2.4 million decrease in other income was primarily due to a $2.3 million decrease in net interest spread between loans held-for-sale and their related warehouse borrowings during the year ended December 31, 2021 as compared to the comparable period in 2020. As a result of the low interest rate environment throughout 2021, the base interest rates for most of our warehouse lines of credit hit their floor, which was greater than the note rate on the underlying mortgage loan financed in most instances, resulting in negative spread on our financing for the majority of the year.  In addition, other income also decreased a $133 thousand due to a reduction in contract underwriting, which was performed during the second and third quarters of 2020 during our pause in lending.  Partially offsetting the decrease in other income was a $119 thousand decrease in interest expense related to MSR financing as a result of the aforementioned sale of our mortgage servicing portfolio in 2020.

Personnel expense decreased $211 thousand to $46.7 million for the year ended December 31, 2021 as compared to the same period in 2020.  We continue to expand our NonQM platform as well as balance the industry wide escalation in cost of production and operational talent as we manage our headcount, pipeline and capacity to balance the risks inherent in an aggregation execution model.  As a result, average headcount increased 4% for the year ended December 31, 2021 as compared to the same period in 2020.  Personnel expense decreased to 161 bps of funding’s during the year ended December 31, 2021 as compared to 169 bps for the comparable 2020 period.

Business promotion increased $3.5 million to $7.4 million for the year ended December 31, 2021 compared to $3.9 million for the comparable period in 2020.  Business promotion had remained low as a result of the interest rate environment which required significantly less business promotion to source leads.  Beginning in second quarter of 2021, we began to increase our marketing expenditures in an effort to target NonQM production in the retail channel, continue to expand production outside of California and maintain our lead volume as competition increased. Although we continue to source leads through digital campaigns, which allows for a more cost effective approach, the competitiveness within the California market has driven up advertising costs.

General, administrative and other expenses decreased to $8.6 million for the year ended December 31, 2021 compared to $10.6 million for the same period in 2020.  The decrease in general, administrative and other expenses was primarily due to a $1.3 million decrease in occupancy expense partially due to right of use (ROU) asset impairment during the first quarter of 2020 as well as a reduction in occupancy expense associated with the vacated space and a $761 thousand decrease in other various general and administrative expenses. Partially offsetting these decreases in general, administrative and other expenses was a $74 thousand increase in legal and professional fees.

Long-Term Mortgage Portfolio

	For the Year Ended December 31,
			$	%
	2021	2020	Change	Change
Other revenue	$110	$143	$(33)	(23)%

Personnel expense	(108)	(131)	23	18
General, administrative and other	(670)	(502)	(168)	(33)
Total expenses	(778)	(633)	(145)	(23)

Net interest income	4,160	5,133	(973)	(19)
Change in fair value of long-term debt	2,098	1,899	199	10
Change in fair value of net trust assets, including trust REO gains	6,582	(5,688)	12,270	216
Total other income	12,840	1,344	11,496	855
Earnings before income taxes	$12,172	$854	$11,318	1325%

For the year ended December 31, 2021, net interest income totaled $4.2 million as compared to $5.1 million for the comparable 2020 period. Net interest income decreased $973 thousand for the year ended December 31, 2021 primarily attributable to a $804 thousand decrease in net interest spread on the long-term mortgage portfolio as previously discussed, and a $168 thousand increase in interest expense on the long-term debt associated with an increase in interest expense accretion.

During 2021, the fair value of long-term debt increased by $2.1 million to $46.5 million from $44.4 million at December 31, 2020.  The increase in estimated fair value was the result of a $2.7 million change in the instrument specific credit risk and a $1.5 million increase due to accretion, partially offset by a $2.1 million change in the market specific credit risk as a result of an increase in the risk free rate component of the discount rate as compared to 2020.

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $6.6 million for the year ended December 31, 2021. The change in fair value of net trust assets, excluding trust REO was due to $6.5 million in gains from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral as a result of a decrease in residual discount rates as estimated bond prices have continued to improve and corresponding yields have decreased.  Additionally, the NRV of REO increased $111 thousand during the period attributed to lower expected loss severities on properties within certain states held in the long-term mortgage portfolio during the period.

Real Estate Services

	For the Year Ended December 31,
			$	%
	2021	2020	Change	Change
Real estate services fees, net	$1,144	$1,312	$(168)	(13)%
Personnel expense	(1,170)	(1,151)	(19)	(2)
General, administrative and other	(239)	(334)	95	28
Loss before income taxes	$(265)	$(173)	$(92)	(53)%

For the year ended December 31, 2021, real estate services fees, net were $1.1 million compared to $1.3 million in the comparable 2020 period. The $168 thousand decrease in real estate services fees, net was primarily the result of a $297 thousand decrease in real estate service fees, partially offset by a $178 thousand increase in loss mitigation fees.  Real estate services fees, net have declined and will continue to decline over time as a result of the decline in the number of loans and the UPB of the long-term mortgage portfolio.

Corporate

	For the Year Ended December 31,
			$	%
	2021	2020	Change	Change
Interest expense	$(1,860)	$(2,362)	$502	21%
Other expenses	(16,267)	(17,066)	799	5
Loss before income taxes	$(18,127)	$(19,428)	$1,301	7%

For the year ended December 31, 2021, interest expense decreased to $1.9 million as compared to $2.4 million in the comparable 2020 period.  The $502 thousand decrease in interest expense was primarily a $578 thousand decrease in interest expense attributable to the convertible note extension entered into in 2020, partially offset by a $59 thousand increase in interest expense associated with the premium financing associated with the corporate-owned life insurance trusts liability.

For the year ended December 31, 2021, other expenses decreased to $16.3 million as compared to $17.1 million for the comparable 2020 period. During the year ended December 31, 2021, the primary decrease in other expenses was a $1.4 million decrease in premiums associated with the corporate-owned life insurance trusts liability as compared to the same period in 2020 and a $1.2 million decrease in legal and professional fees and a $310 thousand decrease in personnel expense.  Partially offsetting these decreases was a $1.1 million reduction due to a decrease in the cash surrender value associated with the corporate-owned life insurance trusts as compared to 2020 as a result of the payment of premiums, a $620 thousand increase in occupancy expense, a $532 thousand increase in insurance expense and a $197 thousand decrease in various other general and administrative expenses.

Liquidity and Capital Resources

Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, the retirement of our debt and margin calls relating to our Hedging Instruments and warehouse lines), fund new originations and purchases, meet servicing and master servicing requirements, and make investments as we identify them. As of December 31, 2021, unrestricted cash and cash equivalents were $29.6 million and uncommitted capacity under our warehouse lines was $615.0 million of which $285.5 million was outstanding as of December 31, 2021.  Although we currently forecast adequate liquidity to operate our business, in the event we have to repay the $20.0 million in principal amount of Convertible Notes at maturity with no additional added capital or liquidity, there would be a limited amount of liquidity to operate our business.  We may seek to raise secured or unsecured debt, raise equity or working capital, monetize certain assets, including but not limited to our residual interests, retire or restructure the Convertible Notes which mature on May 9, 2022, pursue actions to reorganize the capital structure or redeploy the alternative liquidity to fund the future growth of our business.

Sources of Liquidity

During the year ended December 31, 2021, we funded our operations primarily from mortgage lending revenues and, to a lesser extent, cash flows from our residual interests in securitizations and real estate services fees.  Mortgage lending revenues include gain on sale of loans, net, servicing (expenses) fees, net, and other mortgage related income.  We funded mortgage loan originations using warehouse facilities, which are repaid once the loan is sold.

Cash flows from our mortgage lending operations.  We receive loan fees from loan originations. Fee income consists of application and underwriting fees and fees on cancelled loans. These loan fees are offset by the related direct loan origination costs including broker fees related to our wholesale and correspondent channels. In addition, we generally recognize net interest income on loans held-for-sale from the date of origination through the date of disposition. We sell or securitize substantially all of the loans we originate in the secondary mortgage market, with servicing rights released or retained. Loans are sold on a whole loan basis by entering into sales transactions with third-party investors in which we receive a premium for the loan and related servicing rights, if applicable. The mortgage lending operations sold $2.8 billion and $3.3 billion of mortgages through whole loan sales and securitizations during 2021 and 2020, respectively.  Additionally, the mortgage lending operations enter into IRLCs and utilize Hedging Instruments and forward delivery commitments to hedge interest rate risk. We may be subject to pair-off gains and losses associated with these instruments.

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

In May 2020, we completed the sale of $4.1 billion in UPB of Freddie Mac MSRs for approximately $20.1 million, receiving $15.0 million in proceeds upon sale, with the remaining received upon transfer of the servicing and transfer of all trailing documents. The Company used the $15.0 million in proceeds from the MSR sale to pay off the MSR financing.  In July 2020, we sold the majority of the GNMA mortgage servicing for approximately $225 thousand.

We receive servicing income net of subservicing cost and other related servicing expenses from our mortgage servicing portfolio. Servicing (expense) fees, net declined to an expense of $(432) thousand as a result of the servicing portfolio decreasing to an average balance of $51.2 million for the year ended December 31, 2021 as compared to an average balance of $1.6 billion for the comparable period in 2020.  The decrease in servicing fees, net was the result of the sale of substantially all of our servicing portfolio, $4.2 billion in UPB of Freddie Mac and GNMA MSRs, in the second and third quarters of 2020.  As a result of the servicing sales in the second and third quarters of 2020, we will continue to recognize a servicing expense related to interim subservicing and other servicing costs related to the small UPB of remaining servicing portfolio. For the years ended December 31, 2021 and 2020, we had $51.7 million and $223.7 million, respectively, in servicing retained loan sales.

Cash flows from our long-term mortgage portfolio (residual interests in securitizations).  We receive residual cash flows on mortgages held as securitized mortgage collateral after distributions are made to investors on securitized mortgage borrowings to the extent required credit enhancements are maintained and performance covenants are complied with for credit ratings on the securitized mortgage borrowings. For the year ended December 31, 2021 and 2020, our residual interests generated cash flows of $3.2 million and $2.1 million, respectively.  These cash flows represent the difference between principal and interest payments on the underlying mortgages and are affected by the following:

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

Uses of Liquidity

Acquisition and origination of mortgage loans.  For the year ended December 31, 2021 and 2020, the mortgage lending operations originated or acquired $2.9 billion and $2.7 billion, respectively,  of mortgage loans. When we originate mortgage loans and draw on the warehouse lines, we must pledge eligible loan collateral and make a capital investment, which is outstanding until we sell the loans. Initial capital invested in mortgage loans includes premiums paid when mortgages are acquired and originated and our capital investment, or “haircut,” required upon financing, which is generally determined by the type of collateral provided and the warehouse facility terms. The haircuts are normally recovered from sales proceeds.

Investment in mortgage servicing rights.  As part of our business plan, we have selectively invested in mortgage servicing rights through the sale of mortgage loans on a servicing retained basis and to a lesser extent the purchase of MSR pools.  Beginning in 2020, we retained less servicing by doing more whole loan sales, servicing released.  For the years ended December 31, 2021 and 2020, we capitalized $536 thousand and $2.1 million in mortgage servicing rights, respectively, from selling $51.7 million and $223.7 million, respectively, in loans with servicing retained.

Cash flows from financing facilities and other lending relationships.  We primarily fund our mortgage originations on a short-term basis through warehouse facilities with third-party lenders which are primarily with national and regional banks. Our warehouse facilities are short-term borrowings which mature in less than one year.  At December 31, 2021, the warehouse facilities borrowing capacity amounted to $615.0 million, of which $285.5 million was outstanding. The warehouse facilities are secured by and used to fund single-family residential mortgage loans until such loans are sold. Under the terms of these warehouse lines, the Company is required to maintain various financial and other covenants. These financial covenants include, but are not limited to, maintaining (i) minimum tangible net worth, (ii) minimum liquidity, (iii) a maximum leverage ratio and (iv) pre-tax net income requirements. As of December 31, 2021, we were not in compliance with certain warehouse lending related covenants, and received the necessary waivers. In order to mitigate the liquidity risk associated with warehouse borrowings, we attempt to sell or securitize our mortgage loans expeditiously.

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

Financing Activities

MSR Advance Financing. In April 2020, Ginnie Mae announced they revised and expanded their issuer assistance program to provide financing to fund servicer advances through the PTAP.  The PTAP funds advanced by Ginnie Mae bear interest at a fixed rate that will apply to a given months pass-through assistance and will be posted on Ginnie Mae’s website each month. The maturity date was the earlier of the seven months from the month the request and repayment agreement was approved, or July 30, 2021.  In July 2020, the outstanding PTAP funds were repaid. At December 31, 2021 and 2020, the Company had no PTAP funds outstanding.

Long-term Debt (consisting of Junior Subordinated Notes). The Junior Subordinated Notes are redeemable at par at any time with a stated maturity of March 2034 and require quarterly distributions at 3-month LIBOR plus 3.75% per annum. At December 31, 2021, the interest rate was 3.96%. We are current on all interest payments. At December 31, 2021, long-term debt had an outstanding principal balance of $62.0 million with an estimated fair value of $46.5 million and is reflected on our consolidated balance sheets as long-term debt.

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

On October 28, 2020, the Company entered into agreements with certain holders of its Notes due November 9, 2020 in the aggregate principal amount of $25.0 million to further extend the maturity date of the Notes from November 9, 2020, by an additional 18-months to May 9, 2022 and to decrease the aggregate principal amount of the Notes to $20.0 million, following the pay-down of $5.0 million in principal of the Notes on November 9, 2020.  The interest rate on the Notes remains at 7.0% per annum.  We are currently evaluating various options as to the appropriate settlement of the Notes, which could include retiring or restructuring the Notes.

Operating activities.  Net cash (used in) provided by operating activities was $(104.5) million for 2021 as compared to $633.9 million for 2020, primarily due to the timing of originations and sales of loans held-for-sale between 2021 and 2020. During 2021 and 2020, the primary sources of cash in operating activities were cash received from fees generated by our mortgage and real estate service business activities, cash received from mortgage lending and excess cash flows from our residual interests in securitizations offset by operating expenses.

Investing activities.  Net cash provided by investing activities was $600.0 million for 2021 as compared to $460.3 million for 2020.  For 2021 and 2020, the primary source of cash from investing activities was provided by principal repayments on our securitized mortgage collateral, the sale of mortgage servicing rights and proceeds from the liquidation of REO.

Financing activities.  Net cash used in financing activities was $520.0 million for 2021 as compared to $1.1 billion for 2020. For 2021, significant uses of cash in financing activities were primarily for principal repayments on securitized mortgage borrowings, partially offset by net borrowings against warehouse agreements.  For 2020, significant uses of cash in financing activities were primarily for principal repayments on securitized mortgage borrowings as well as repayments of warehouse borrowings.

Inflation.  The consolidated financial statements and corresponding notes to the consolidated financial statements have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. For the years ended December 31, 2021 and 2020, inflation had no significant impact on our revenues or net income. Almost all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates have a greater effect on our performance than do the effects of general levels of inflation. Inflation affects our operations primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation.

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

We originate loans which are intended to be eligible for sale to Fannie Mae, Freddie Mac, (together, the GSEs), government insured or guaranteed loans, such as FHA, VA and USDA loans, and loans eligible for Ginnie Mae securities issuance (collectively, the Agencies), in addition to other investors and counterparties (collectively, the Counterparties). It is important for us to sell or securitize the loans we originate and, when doing so, maintain the option to also sell the related MSRs associated with these loans.  Prepayment speeds on loans generated through our retail direct channel have been a concern for some investors dating back to 2016 which has resulted and could further result in adverse pricing or delays in our ability to sell or securitize loans and related MSRs on a timely and profitable basis. During the fourth quarter of 2017, Fannie Mae sufficiently limited the manner and volume for our deliveries of eligible loans such that we elected to cease deliveries to them and we expanded our whole loan investor base for these loans.  In 2019, with the creation of the uniform mortgage-backed securities (UMBS) market, which was intended to improve liquidity and align prepayment speeds across Fannie Mae and Freddie Mac securities, Freddie Mac raised concerns about the high prepayment speeds of our loans generated through our retail direct channel.  We have continued to expand our investor base and complete servicing released loan sales to non-GSE whole loan investors and expect to continue to utilize these alternative exit strategies for Fannie Mae and Freddie Mac eligible loans.  In July 2020, we received notification from Freddie Mac that our eligibility to sell whole loans to Freddie Mac was suspended, without cause.  While we believe that the overall volume delivered under purchase commitments to the GSEs was immaterial prior to the notification, we are committed to operating actively and in good standing with our broad range of capital markets counterparties. We continue to take steps to manage our prepayment speeds to be more consistent with our industry peers and to reestablish the full confidence and delivery mechanisms to our investor base. We seek to satisfy the requirements as outlined by Freddie Mac to achieve reinstatement, while we continue to satisfy our obligations on a timely basis to our other counterparties, as we have done without exception.  Despite being in a suspended status with Freddie Mac, we remain an approved originator and/or seller/servicer with the GSEs, Agencies and Counterparties for agency, non-agency, and government insured or guaranteed loan programs.

We believe that current cash balances, cash flows from our mortgage lending operations, real estate services fees generated from our long-term mortgage portfolio, availability on our warehouse lines of credit and residual interest cash flows from our long-term mortgage portfolio are adequate for our current operating needs based on the current operating environment. We are currently evaluating various options as to the appropriate settlement of the Notes due May 9, 2022.  This could include extending or restructuring the Notes, raising secured or unsecured debt, raising equity or working capital, or monetizing certain assets, including but not limited to the residual interests, and retiring the Notes or redeploying the alternative liquidity to fund the future growth of our business.

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

Our principal market exposure is to interest rate risk, specifically changes in long-term Treasury rates and mortgage interest rates due to their impact on mortgage-related assets and commitments. We are also exposed to changes in short-term interest rates, such as LIBOR, on certain variable rate borrowings including our term financing and mortgage warehouse borrowings.  The withdrawal and replacement of LIBOR with an alternative benchmark rate may introduce a number of risks for our business and the financial services industry.  While cessation timelines have been agreed by the industry and regulatory authorities, we continue to assess how the discontinuation of existing benchmark rates could materially affect our business, financial condition and results of operations. Refer to “Risk Factors” for additional discussion regarding risks associated with the replacement of LIBOR.

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

The residual interests in our long-term mortgage portfolio are sensitive to changes in interest rates on securitized mortgage collateral and the related securitized mortgage borrowings as any reduction in interest rate spread could result in a reduction in residual cash flows received. Changes in interest rates can affect the cash flows and fair values of our trust assets and liabilities, as well as our earnings and stockholders’ equity.

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

Credit Risk

We are subject to credit risk in connection with our loan sale transactions. We provide representations and warranties to purchasers and insurers of the loans sold that typically are in place for the life of the loan. In the event of a breach of these representations and warranties, we may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by us unless we have recourse to our correspondent seller.

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

Counterparty Credit Risk.  We are exposed to counterparty credit risk in the event of non-performance by counterparties to various agreements. In general, we manage such risk by selecting only counterparties that we believe to be financially strong and disperse risk among multiple counterparties when possible.  We monitor our counterparties and currently do not anticipate losses due to counterparty non-performance.  As of December 31, 2021, we believe there were no significant concentrations of credit risk related to our exposure with any individual counterparty.

Credit Risk-Securitized Trusts.  We manage credit risk by actively managing delinquencies and defaults through our servicers. Starting with the second half of 2007, we have not retained any additional mortgages in our long-term mortgage portfolio. Our securitized mortgage collateral primarily consists of non-conforming mortgages which when originated were generally within typical Fannie Mae and Freddie Mac guidelines but had loan characteristics, which may have included higher loan balances, higher loan-to-value ratios or lower documentation requirements (including stated-income loans), that made them non-conforming under those guidelines.

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

We historically used prepayment penalties as a method of partially mitigating prepayment risk for those borrowers that have the ability to refinance. The historically low interest rate environment, availability of credit and home price appreciation has increased borrower’s ability to refinance and has significantly increased prepayment speeds within the long-term mortgage portfolio. With the seasoning of the long-term mortgage portfolio, prepayment penalty terms have expired, thereby eliminating prepayment penalty income.

Liquidity Risk

We are exposed to liquidity risks relating to our ongoing mortgage lending operations. We primarily fund our mortgage lending originations through warehouse facilities with third-party lenders. Refer to “Liquidity and Capital Resources” for additional information regarding liquidity.

Off Balance Sheet Arrangements

When we sell or broker loans through whole-loan sales, we are required to make normal and customary representations and warranties to the loan originators or purchasers, including guarantees against early payment defaults typically 90 days, and fraudulent misrepresentations by the borrowers. Our agreements generally require us to repurchase loans if we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale. Because the loans are no longer on our consolidated balance sheets, the representations and warranties are considered a guarantee. During 2021 and 2020, we sold $2.8 billion and $3.3 billion, respectively, of loans subject to representations and warranties. At December 31, 2021, we had $4.7 million in repurchase reserve as compared to a reserve of $7.1 million as of December 31, 2020.

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

The Company’s management, with the participation of its chief executive officer (CEO) and its principal financial officer (PFO), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, the Company’s CEO and PFO concluded that, as of that date, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s CEO and PFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for reporting purposes in accordance with accounting principles generally accepted in the United States of America and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

As of December 31, 2021, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

Our management, including our CEO and PFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by improper management override of the controls. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, there is a risk that material misstatements due to error or fraud may occur and will not be detected on a timely basis.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2021, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

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

3.1(j)	RESERVED
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

10.5	RESERVED
10.6

Note Purchase Agreement, dated as of May 8, 2015 by and among Impac Mortgage Holdings, Inc. and the purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2015).

Exhibit Number	Description
10.6 (a)	Form of Second Amended and Restated Convertible Promissory Note Due May 9, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-k filed on October 29, 2020).
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

10.12*	Compensation and Severance Summary with Joseph Joffrion, dated October 7, 2020.
10.13*	Compensation and Severance Summary with Justin Moisio, dated October 7, 2020.
10.14*	Compensation and Severance Summary with Tiffany Entsminger, dated October 7, 2020.
10.15*	Employment Offer Letter with Obi Nwokorie, dated April 23, 2021.
21.1	Subsidiaries of the Company.
23.1	Consent of Baker Tilly US, LLP.
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim Principal Financial and Accounting Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**

Certifications of Chief Executive Officer and Interim Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
101

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (3) the Condensed Consolidated Statements of Stockholders’ Equity, (4) the Condensed Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

NOTE: Filings on Form 10-K, 10-Q and 8-K are under SEC File No. 001-14100.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 11th day of March 2022.

IMPAC MORTGAGE HOLDINGS, INC.

by	/s/ GEORGE A MANGIARACINA
George A Mangiaracina
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George A. Mangiaracina	Chairman of the Board, Chief Executive Officer and	March 11, 2022
George A. Mangiaracina	Director (Principal Executive Officer)

/s/ Jon Gloeckner	SVP, Treasury & Financial Reporting (Interim Principal Financial Officer and Principal Accounting Officer)	March 11, 2022
Jon Gloeckner

/s/ Katherine Blair	Director	March 11, 2022
Katherine Blair

/s/ Frank P. Filipps	Director	March 11, 2022
Frank P. Filipps

/s/ Stewart B. Koenigsberg	Director	March 11, 2022
Stewart B Koenigsberg

/s/ Joseph Piscina	Director	March 11, 2022
Joseph Piscina

/s/ Obi nwokorie	Director	March 11, 2022
Obi Nwokorie

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Impac Mortgage Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Impac Mortgage Holdings, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value Measurements of Level 3 Assets and Liabilities

Critical Audit Matter Description:

As described in Note 9 to the consolidated financial statements, at December 31, 2021, approximately 83% of the Company’s consolidated assets and approximately 84% of the Company’s consolidated liabilities are measured at fair value on a recurring basis utilizing models and unobservable inputs. Unlike the fair value of Level 1 financial assets and liabilities which are readily observable, these financial assets and liabilities are not actively traded, and fair value is determined based on valuation methodologies, valuation models, and unobservable inputs to those models, supplemented with third party pricing data and investor bids, where applicable.

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

How We Addressed the Matter in Our Audit:

The primary procedures we performed to address this critical audit matter included, among others:

●	Evaluating the design effectiveness of the Company’s valuation controls, including:
➢	Independent price verification controls to determine yields, where applicable.
➢	Data validation controls (data inputs to models).
➢	Management review of reasonableness of underlying assumptions.

●	Evaluating the reasonableness of management’s valuation methodologies and estimates:
➢	Testing the mathematical accuracy of the valuation models utilized by the Company and agreeing the resulting values in the models to the Company’s books and records.
➢	Evaluating the valuation methodologies utilized by the Company by comparing the methodologies to those utilized by other companies holding similar financial instruments.
➢	Where applicable, developing valuation estimates using valuation models created by our valuation specialist and inputting the underlying loan‐level data and assumptions inputs from the Company into our models and comparing the results against the results of the Company.
➢	Evaluating the reasonableness of significant unobservable inputs by comparing management’s inputs with inputs from external sources and available economic forecasts and data. Additionally, evaluating the competency and objectivity of third-party specialists engaged by the Company to assist in developing management’s inputs.
➢	Comparing actual cash flows to management’s projections.

We evaluated management’s ability to estimate fair value by 1) comparing management’s historical projected prepayment and loss curves to actual results, where applicable and 2) comparing management’s valuation estimates to subsequent transactions with a reconciliation of subsequent market events, when available.

BAKER TILLY US, LLP

We have served as the Company's auditor since 2008.

Irvine, California
March 11, 2022

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2021	2020

ASSETS
Cash and cash equivalents	$29,555	$54,150
Restricted cash	5,657	5,602
Mortgage loans held-for-sale	308,477	164,422
Mortgage servicing rights	749	339
Securitized mortgage trust assets	1,642,730	2,103,269
Other assets	35,603	41,524
Total assets	$2,022,771	$2,369,306
LIABILITIES
Warehouse borrowings	$285,539	$151,932
Convertible notes, net	20,000	20,000
Long-term debt	46,536	44,413
Securitized mortgage trust liabilities	1,614,862	2,086,557
Other liabilities	45,898	50,753
Total liabilities	2,012,835	2,353,655

Commitments and contingencies (See Note 13)

STOCKHOLDERS’ EQUITY
Series A-1 junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $35,750; 2,000,000 shares authorized, 665,592 cumulative shares issued and outstanding as of December 31, 2021 and December 31, 2020 (See Note 8)	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,127; 5,500,000 shares authorized; 1,405,086 cumulative shares issued and outstanding as of December 31, 2021 and December 31, 2020 (See Note 8)	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 21,332,684 and 21,238,191 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	213	212
Additional paid-in capital	1,237,986	1,237,102
Accumulated other comprehensive earnings, net of tax	22,044	24,766
Total accumulated deficit:
Cumulative dividends declared	(822,520)	(822,520)
Accumulated deficit	(427,808)	(423,930)
Total accumulated deficit	(1,250,328)	(1,246,450)
Total stockholders’ equity	9,936	15,651
Total liabilities and stockholders’ equity	$2,022,771	$2,369,306

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	For the Year Ended
	December 31,
	2021	2020
Revenues
Gain on sale of loans, net	$65,294	$14,004
Real estate services fees, net	1,144	1,312
Gain (loss) on mortgage servicing rights, net	34	(28,509)
Servicing (expense) fees, net	(432)	3,603
Other	279	1,498
Total revenues, net	66,319	(8,092)
Expenses
Personnel	52,778	52,880
General, administrative and other	21,031	24,534
Business promotion	7,395	3,859
Total expenses	81,204	81,273
Operating loss	(14,885)	(89,365)

Other income (expense)
Interest income	65,666	118,908
Interest expense	(63,268)	(113,771)
Change in fair value of long-term debt	2,098	1,899
Change in fair value of net trust assets, including trust REO gains	6,582	(5,688)
Total other income, net	11,078	1,348
Loss before income taxes	(3,807)	(88,017)
Income tax expense	71	133
Net loss	$(3,878)	$(88,150)

Other comprehensive loss
Change in fair value of instrument specific credit risk of long-term debt	(2,722)	(20)
Total comprehensive loss	$(6,600)	$(88,170)

Net loss per common share:
Basic	$(0.22)	$(4.15)
Diluted	$(0.22)	$(4.15)

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred		Common		Additional	Cumulative		Accumulated Other	Total
	Shares	Preferred	Shares	Common	Paid-In	Dividends	Accumulated	Comprehensive	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Declared	Deficit	Earnings, net of tax	Equity
Balance, December 31, 2019	2,070,678	$21	21,255,426	$212	$1,236,237	$(822,520)	$(334,499)	$24,786	$104,237

Proceeds from exercise of stock options	—	—	9,500	—	46	—	—	—	46
Stock based compensation	—	—	—	—	702	—	—	—	702
Retirement of restricted stock	—	—	(35,069)	—	(125)	—	—	—	(125)
Issuance of restricted stock units	—	—	8,334	—	—	—	—	—	—
Issuance of warrants in connection with debt financing	—	—	—	—	242	—	—	—	242
Other comprehensive loss	—	—	—	—	—	—	—	(20)	(20)
Consolidation of corporate-owned life insurance trusts	—	—	—	—	—	—	(1,281)	—	(1,281)
Net loss	—	—	—	—	—	—	(88,150)	—	(88,150)
Balance, December 31, 2020	2,070,678	$21	21,238,191	$212	$1,237,102	$(822,520)	$(423,930)	$24,766	$15,651

Issuance of restricted stock units	—	—	94,493	1	—	—	—	—	1
Stock based compensation	—	—	—	—	884	—	—	—	884
Other comprehensive loss	—	—	—	—	—	—	—	(2,722)	(2,722)
Net loss	—	—	—	—	—	—	(3,878)	—	(3,878)
Balance, December 31, 2021	2,070,678	$21	21,332,684	$213	$1,237,986	$(822,520)	$(427,808)	$22,044	$9,936

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,878)	$(88,150)
(Gain) loss on sale of mortgage servicing rights	(160)	6,547
Change in fair value of mortgage servicing rights	126	21,962
Gain on sale of mortgage loans	(66,086)	(35,193)
Change in fair value of mortgage loans held-for-sale	(3,395)	15,955
Change in fair value of derivatives lending, net	4,076	7
Change in provision for repurchases	111	5,227
Origination of mortgage loans held-for-sale	(2,903,454)	(2,746,893)
Sale and principal reduction on mortgage loans held-for-sale	2,828,344	3,381,758
Gain from trust REO	(111)	(7,393)
Change in fair value of net trust assets, excluding trust REO	(6,471)	13,081
Change in fair value of long-term debt	(2,098)	(1,899)
Accretion of interest income and expense	50,751	65,524
Amortization of debt issuance costs and discount on note payable	—	4
Stock-based compensation	884	702
Accretion of interest expense on corporate debt	—	242
Loss on disposal of premises and equipment	99	—
Net change in other assets	2,307	18,289
Net change in other liabilities	(5,559)	(15,918)
Net cash (used in) provided by operating activities	(104,514)	633,852

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in securitized mortgage collateral	592,545	425,152
Proceeds from the sale of mortgage servicing rights	160	14,716
Investment in corporate-owned life insurance	(129)	(1,183)
Purchase of premises and equipment	(298)	(402)
Proceeds from the sale of trust REO	7,703	21,977
Net cash provided by investing activities	599,981	460,260

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of MSR financing	—	(15,448)
Borrowings under MSR financing	—	15,448
Repayment of warehouse borrowings	(2,640,818)	(3,200,268)
Borrowings under warehouse agreements	2,774,425	2,650,637
Repayment of securitized mortgage borrowings	(654,073)	(518,594)
Net change in liabilities related to corporate-owned life insurance	458	1,812
Repayment of convertible notes	—	(5,000)
Issuance of restricted stock	1	—
Retirement of restricted stock	—	(125)
Proceeds from exercise of stock options	—	46
Net cash used in financing activities	(520,007)	(1,071,492)
Net change in cash, cash equivalents and restricted cash	(24,540)	22,620
Cash, cash equivalents and restricted cash at beginning of year	59,752	37,132
Cash, cash equivalents and restricted cash at end of year	$35,212	$59,752

SUPPLEMENTARY INFORMATION
Interest paid	$25,719	$50,647
Taxes (paid) refunded, net	(41)	370
NON-CASH TRANSACTIONS
Transfer of securitized mortgage collateral to trust REO	$7,976	$10,922
Mortgage servicing rights retained from issuance of mortgage backed securities and loan sales	536	2,094
Recognition of corporate-owned life insurance cash surrender value (included in Other assets)	—	9,476
Recognition of corporate-owned life insurance trusts (included in Other liabilities)	—	10,757
Issuance of warrants	—	242
Recognition of operating lease right of use assets	—	125
Recognition of operating lease liabilities	—	125

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

Significant Accounting Policies

Fair Value and the Fair Value Option

Fair value is a market-based measurement, not an entity-specific measurement. For some assets and liabilities, observable market transactions or market information might be available. For other assets and liabilities, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price at which an orderly transaction to sell the asset or to transfer the liability would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant that holds the asset or owes the liability).

The fair value option permits entities to choose, at specified election dates, to measure eligible financial assets and financial liabilities at fair value. The decision to elect the fair value option is applied on an instrument by instrument basis, is irrevocable unless a new election date occurs, and is applied to an entire instrument.  The Company has elected the fair value option for mortgage servicing rights, mortgage loans held-for-sale, long-term debt and its consolidated non-recourse securitizations (securitized mortgage collateral and securitized mortgage borrowings). Elections were made to mitigate income statement volatility caused by differences in the measurement basis of elected instruments.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less at the date of acquisition. The carrying amount of cash and cash equivalents approximates fair value.

Cash balances that have restrictions as to the Company’s ability to withdraw funds are considered restricted cash. At December 31, 2021 and 2020, restricted cash totaled $5.7 million and $5.6 million, respectively. The restricted cash is the result of the terms of the Company’s warehouse borrowing agreements as well as collateral against letter of credit financing associated with corporate-owned life insurance (See Note 13.—Commitments and Contingencies). In accordance with the terms of the Master Repurchase Agreements related to the warehouse borrowings, the Company is required to maintain cash balances with the lender as additional collateral for the borrowings (See Note 5.—Debt).

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

The Company primarily sells its LHFS to investors and government sponsored entities (GSEs). The Company evaluates its loan sales for sales treatment. To the extent the transfer of loans qualifies as a sale, the Company derecognizes the loans and records a realized gain or loss on the sale date. In the event the Company determines that the transfer of loans does not qualify as a sale, the transfer would be treated as a secured borrowing. Interest on loans is recorded as income when earned and deemed collectible. LHFS are placed on nonaccrual status when any portion of the principal or interest is 90 days past due or earlier if factors indicate that the ultimate collectability of the principal or interest is not probable. Interest received from loans on nonaccrual status is recorded as income when collected. Loans return to accrual status when the principal and interest become current and it is probable that the amounts are fully collectible.

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

Historically, the Company securitized mortgages in the form of collateralized mortgage obligations (CMO) or real estate mortgage investment conduits (REMICs). These securitizations are evaluated for consolidation based on the provisions of FASB ASC 810-10-25. Amounts consolidated are included in trust assets and liabilities as securitized mortgage collateral, real estate owned (REO) and securitized mortgage borrowings in the accompanying consolidated balance sheets.  The Company also retained the master servicing rights associated with these securitizations which pays the Company approximately 3 basis points on the outstanding unpaid principal balance (UPB) of each securitization trust.  The retention of the master servicing rights or the retained economic subordinated residual interests provide the Company with clean up call rights on these securitizations.

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

Real Estate Owned

Real estate owned on the consolidated balance sheets are primarily assets within the securitized trusts but are recorded as a separate asset for accounting and reporting purposes and are within the long-term mortgage portfolio. REO, which consists of residential real estate acquired in satisfaction of loans, is carried at net realizable value, which includes the estimated fair value of the residential real estate less estimated selling and holding costs. Adjustments to the loan carrying value required at the time of foreclosure affect the carrying amount of REO. Subsequent write-downs in the net realizable value of REO are included in change in fair value of net trust assets, including trust REO gains (losses) in the consolidated statements of operations and comprehensive loss.

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

Leases

The Company has three operating leases for office space expiring at various dates through 2024 and one financing lease which concludes in 2023.  The Company determines if a contract is a lease at the inception of the arrangement and reviews all options to extend, terminate, or purchase its right of use (ROU) assets at the inception of the lease and accounts for these options when they are reasonably certain of being exercised.  Regarding the discount rate, Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842)”, requires the use of the rate implicit in the lease whenever this rate is readily determinable. When the Company cannot readily determine the rate implicit in the lease, the Company determines its incremental borrowing rate by using the rate of interest that it would have to pay to borrow on a collateralized basis over a similar term. As a practical expedient permitted under Topic 842, the Company elected to account for the lease and non-lease components as a single lease component for all leases of which it is the lessee.  Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets and lease expense for these leases is recognized on a straight-line basis over the lease term.

Derivative Instruments

In accordance with FASB ASC 815-10 Derivatives and Hedging—Overview, the Company records all derivative instruments at fair value. The Company has accounted for all its derivatives as non-designated hedge instruments or free-standing derivatives.

The mortgage lending operation enters into IRLCs with consumers to originate mortgage loans at a specified interest rate. These IRLCs are accounted for as derivative instruments and reported at fair value. The concept of fair value relating to IRLCs is no different than fair value for any other financial asset or liability: fair value is the price at which an orderly transaction to sell the asset or to transfer the liability would take place between market participants at the measurement date under current market conditions.  Because IRLCs do not trade in the market, the Company determines the estimated fair value based on expectations of what an investor would pay to acquire the Company’s IRLCs, which utilizes current market information for secondary market prices for underlying loans and estimated servicing value with similar coupons, maturities and credit quality, subject to the anticipated loan funding probability (pull-through rate).  This value is adjusted for other costs that would be required by a market participant acquiring the IRLCs.  The fair value of IRLCs is subject to change primarily due to changes in interest rates and the estimated pull-through rate. The Company reports IRLCs within other assets and other liabilities at fair value with changes in fair value being recorded in the accompanying consolidated statements of operations and comprehensive loss within gain on sale of loans, net.

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

Long-term Debt

Long-term debt (junior subordinated notes) is reported at fair value. These securities are measured based upon an analysis prepared by management, which considers the Company’s own credit risk and discounted cash flow analysis. With the adoption of FASB ASU 2016-01 in 2018, which applies when the Company elects the fair value election on its own debt, the Company effectively bifurcates the market and instrument specific credit risk components of changes in long-term debt.  The market portion continues to be a component of net loss as the change in fair value of long-term debt, but the instrument specific credit risk portion is a component of accumulated other comprehensive loss in the accompanying consolidated statements of operations and comprehensive loss.

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

Revenue Recognition for Fees from Services

The Company follows FASB ASC 606, Revenue Recognition, which provides guidance on the application of GAAP to selected revenue recognition issues related to the Company’s real estate services fees. Under FASB ASC 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in business promotion expense in the accompanying consolidated statements of operations and comprehensive loss.  For the years ended December 31, 2021 and 2020, business promotion expense was $7.4 million and $3.9 million, respectively.

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

FASB ASC 718 requires forfeitures to be estimated at the time of grant and prospectively revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense is recorded net of estimated forfeitures for the years ended December 31, 2021 and 2020, such that the expense was recorded only for those stock-based awards that were expected to vest during such periods. The cost of equity-based compensation is recorded to personnel expense. Refer to Note 14.—Share Based Payments and Employee Benefit Plans.

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

The Company adopted FASB ASU 2019-12 on a prospective basis on January 1, 2020 (See Note 11.—Income Taxes). The most significant impact to the Company included the removal of the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income). The changes also add a requirement for an entity to reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Loss Per Common Share

Basic loss per common share is computed on the basis of the weighted average number of shares outstanding for the year divided by net loss for the year. Diluted loss per common share is computed on the basis of the weighted average number of shares and dilutive common equivalent shares outstanding for the year divided by net loss for the year, unless anti-dilutive. Refer to Note 10.—Reconciliation of Loss Per Common Share.

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

In March 2020 and January 2021, the FASB issued ASU 2020-04 and ASU 2021-01, “Reference Rate Reform (Topic 848)”.  Together, the ASUs provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates.  This guidance is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. FASB ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective January 1, 2024, for the Company. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force)”. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years.  The Company adopted this ASU on January 1, 2022 and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Note 2.—Mortgage Loans held-for-sale

A summary of the UPB of mortgage LHFS by type is presented below:

	December 31,	December 31,
	2021	2020
Government (1)	$6,886	$7,924
Conventional (2)	62,759	141,139
Jumbo & Non-qualified mortgages (NonQM)	231,142	11,064
Fair value adjustment (3)	7,690	4,295
Total mortgage loans held-for-sale	$308,477	$164,422
(1)	Includes all government-insured loans including Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).
(2)	Includes loans eligible for sale to Fannie Mae and Federal home Loan Mortgage Corporation (Freddie Mac or FHLMC).
(3)	Changes in fair value are included in gain on sale of loans, net on the accompanying consolidated statements of operations and comprehensive loss.

As of December 31, 2021, the Company had no mortgage LHFS that were 90 days or more delinquent.  As of December 31, 2020, there were $1.2 million in UPB of mortgage LHFS that were in nonaccrual status as the loans were 90 days or more delinquent. The carrying value of these nonaccrual loans as of December 31, 2020 was $1.1 million.

Gain on sale of loans, net in the consolidated statements of operations and comprehensive loss is comprised of the following for the years ended December 31, 2021 and 2020:

	For the Year Ended
	December 31,
	2021	2020
Gain on sale of mortgage loans	$81,362	$59,330
Premium from servicing retained loan sales	536	2,094
Unrealized loss from derivative financial instruments	(4,076)	(7)
Gain (loss) from derivative financial instruments	1,934	(11,040)
Mark to market gain (loss) on LHFS	3,395	(15,955)
Direct origination expenses, net	(17,746)	(15,191)
Change in provision for repurchases	(111)	(5,227)
Gain on sale of loans, net	$65,294	$14,004

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

In May 2020, the Company sold all of its conventional MSRs for approximately $20.1 million, receiving $15.0 million in proceeds upon sale, with the remaining received upon transfer of the servicing and transfer of all trailing documents. The Company used the proceeds from the MSR sale to pay off the MSR financing. (See Note 5.—Debt– MSR Financings).

In July 2020, the Company sold the majority of its government insured MSRs for approximately $225 thousand, receiving $163 thousand in proceeds upon sale, with the remaining received upon transfer of the servicing and transfer of all trailing documents.

The following table summarizes the activity of MSRs for the years ended December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Balance at beginning of year	$339	$41,470
Additions from servicing retained loan sales	536	2,094
Reductions from bulk sales	—	(21,263)
Changes in fair value (1)	(126)	(21,962)
Fair value of MSRs at end of period	$749	$339
(1)	Changes in fair value are included within gain (loss) on mortgage servicing rights, net in the accompanying consolidated statements of operations and comprehensive loss.

At December 31, 2021 and 2020, the UPB of the mortgage servicing portfolio was comprised of the following:

	December 31,	December 31,
	2021	2020
Government insured	$71,841	$30,524
Conventional	—	—
Total loans serviced	$71,841	$30,524

The table below illustrates hypothetical changes in the fair value of MSRs, caused by assumed immediate changes to key assumptions that are used to determine fair value. See Note 9.—Fair Value of Financial Instruments for a description of the key assumptions used to determine the fair value of MSRs.

	December 31,	December 31,
Mortgage Servicing Rights Sensitivity Analysis	2021	2020
Fair value of MSRs	$749	$339
Prepayment Speed:
Decrease in fair value from 10% adverse change	(24)	(13)
Decrease in fair value from 20% adverse change	(48)	(26)
Decrease in fair value from 30% adverse change	(70)	(38)
Discount Rate:
Decrease in fair value from 10% adverse change	(31)	(13)
Decrease in fair value from 20% adverse change	(59)	(25)
Decrease in fair value from 30% adverse change	(85)	(37)

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

Gain (loss) on mortgage servicing rights, net is comprised of the following for the years ended December 31, 2021 and 2020:

	For the Year Ended
	December 31,
	2021	2020
Change in fair value of mortgage servicing rights	$(126)	$(21,962)
Gain (loss) on sale of mortgage servicing rights	160	(6,547)
Gain (loss) on mortgage servicing rights, net	$34	$(28,509)

Servicing (expense) fees, net is comprised of the following for the years ended December 31, 2021 and 2020:

	For the Year Ended
	December 31,
	2021	2020
Contractual servicing fees	$193	$5,159
Late and ancillary fees	—	67
Subservicing and other costs	(625)	(1,623)
Servicing (expense) fees, net	$(432)	$3,603

Note 4.—Other Assets

Other assets consisted of the following:

	December 31,	December 31,
	2021	2020
Corporate-owned life insurance (See Note 13)	$10,788	$10,659
Right of use asset (See Note 13)	10,209	13,512
Accounts receivable, net	4,770	3,190
Prepaid expenses	3,460	3,429
Derivative assets – lending (See Note 7)	3,111	7,275
Other	1,102	1,103
Premises and equipment, net	636	930
Accrued interest receivable	625	286
Servicing advances	565	947
Loans eligible for repurchase from Ginnie Mae	337	114
Real estate owned – outside trusts	—	79
Total other assets	$35,603	$41,524

Accounts Receivable, net

Accounts receivable are primarily loan sales that have not settled, and fees earned for real estate services rendered, generally collected one month in arrears.  Accounts receivable are stated at their carrying value, net of $50 thousand and $329 thousand reserve for doubtful accounts as of December 31, 2021 and 2020, respectively.

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

Loans Eligible for Repurchase from Ginnie Mae

The Company sells loans in Ginnie Mae guaranteed mortgage-backed securities (MBS) by pooling eligible loans through a pool custodian and assigning rights to the loans to Ginnie Mae. When these Ginnie Mae loans are initially pooled and securitized, the Company meets the criteria for sale treatment and de-recognizes the loans. The terms of the Ginnie Mae MBS program allow, but do not require, the Company to repurchase mortgage loans when the borrower has made no payments for three consecutive months. When the Company has the unconditional right, as servicer, to repurchase Ginnie Mae pool loans it has previously sold and are more than 90 days past due, and the repurchase will provide a “more than trivial benefit”, the Company then re-recognizes the loans on its consolidated balance sheets in other assets, at their UPB and records a corresponding liability in other liabilities in the consolidated balance sheets.  At December 31, 2021 and 2020, loans eligible for repurchase from GNMA totaled $337 thousand and $114 thousand, respectively, in UPB. As part of the Company’s repurchase reserve, the Company records a repurchase provision to provide for estimated losses from the sale or securitization of all mortgage loans, including these loans.

Premises and Equipment, net

	December 31,
	2021	2020
Premises and equipment	$6,391	$6,230
Less: Accumulated depreciation	(5,755)	(5,300)
Total premises and equipment, net	$636	$930

The Company recognized $493 thousand and $722 thousand of depreciation expense within general, administrative and other expense in the accompanying consolidated statements of operations and comprehensive loss, for the years ended December 31, 2021 and 2020, respectively.

Note 5.—Debt

The following table shows contractual future debt maturities as of December 31, 2021:

	Payments Due by Period
		Less Than	One to	Three to	More Than
	Total	One Year	Three Years	Five Years	Five Years
Warehouse borrowings	$285,539	$285,539	$—	$—	$—
Convertible notes	20,000	20,000	—	—	—
Long-term debt	62,000	—	—	—	62,000
Total debt obligations	$367,539	$305,539	$—	$—	$62,000

Warehouse Borrowings

The Company, through its subsidiaries, enters into Master Repurchase Agreements with lenders providing warehouse facilities. The warehouse facilities are used to fund, and are secured by, residential mortgage loans that are held for sale. The warehouse and revolving lines of credit are repaid using proceeds from the sale of loans. The base interest rates on the Company’s warehouse lines bear interest at 1-month LIBOR plus a margin or note rate minus a margin. Some of the lines carry additional fees in the form of annual facility fees charged on the total line amount, commitment fees charged on the committed portion of the line and non-usage fees charged when monthly usage falls below a certain utilization percentage.  The Company’s warehouse lines are scheduled to expire in 2022 under one year terms and all lines are subject to renewal based on an annual credit review conducted by the lender.

The base interest rates for all warehouse lines of credit are subject to increase based upon the characteristics of the underlying loans collateralizing the lines of credit, including, but not limited to product type and number of days held for sale. Certain of the warehouse line lenders require the Company, at all times, to maintain cash accounts with minimum required balances. As of December 31, 2021 and 2020, there was $1.3 million and $1.3 million, respectively, held in these accounts which are recorded as a component of restricted cash on the consolidated balance sheets.

Under the terms of these warehouse lines, the Company is required to maintain various financial and other covenants. At December 31, 2021, the Company was not in compliance with certain financial covenants from its lenders and received the necessary waivers.

The following table presents certain information on warehouse borrowings for the periods indicated:

	Maximum	Balance Outstanding at		Allowable
	Borrowing	December 31,	December 31,	Advance	Rate
	Capacity	2021	2020	Rates (%)	Range	Maturity Date
Short-term borrowings:
Repurchase agreement 1 (1)	$65,000	$30,009	$49,963	90 - 98	1ML + 2.00 - 2.25%	March 24, 2022
Repurchase agreement 2	200,000	153,006	51,310	100	1ML + 1.75%	September 13, 2022
Repurchase agreement 3	300,000	56,794	50,659	100	Note Rate - 0.375%	September 23, 2022
Repurchase agreement 4	50,000	45,730	—	99	Note Rate - 0.50 - 0.75%	March 31, 2022
Total warehouse borrowings	$615,000	$285,539	$151,932

_________________________

(1)	The maximum borrowing capacity of repurchase agreement 1 was temporarily increased to $65.0 million from $50.0 million until February 25, 2022.

The following table presents certain information on warehouse borrowings for the periods indicated:

	For the Year Ended
	December 31,
	2021	2020
Maximum outstanding balance during the year	$336,648	$810,818
Average balance outstanding for the year	191,794	252,565
UPB of underlying collateral (mortgage loans)	296,841	153,675
Weighted average interest rate for period	3.41%	3.74%

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

The following table presents certain information on MSR Financings for the periods indicated:

	For the Year Ended
	December 31,
	2021	2020
Maximum outstanding balance during the year	$—	$15,000
Average balance outstanding for the year	—	2,943
Weighted average rate for period	—%	3.91%

MSR Advance Financing

In April 2020, Ginnie Mae announced they revised and expanded their issuer assistance program to provide financing to fund servicer advances through the Pass-Through Assistance Program (PTAP).  The PTAP funds advanced by Ginnie Mae bear interest at a fixed rate that will apply to a given months pass-through assistance and will be posted on Ginnie Mae’s website each month. The maturity date was the earlier of the seven months from the month the request and repayment agreement was approved, or July 30, 2021.  In July 2020, the outstanding PTAP funds were repaid. At December 31, 2021 and 2020, the Company had no PTAP funds outstanding.

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

Long-term Debt

The Company carries its Junior Subordinated Notes at estimated fair value as more fully described in Note 9.—Fair Value of Financial Instruments. The following table shows the remaining principal balance and fair value of Junior Subordinated Notes issued as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Junior Subordinated Notes (1)	$62,000	$62,000
Fair value adjustment	(15,464)	(17,587)
Total Junior Subordinated Notes	$46,536	$44,413
(1)	Stated maturity of March 2034; requires quarterly interest payments at a variable rate of 3-month LIBOR plus 3.75% per annum. At December 31, 2021, the interest rate was 3.97%.

Note 6.—Securitized Mortgage Trusts

Securitized Mortgage Trust Assets

Securitized mortgage trust assets are comprised of the following at December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Securitized mortgage collateral, at fair value	$1,639,251	$2,100,175
REO, at net realizable value (NRV)	3,479	3,094
Total securitized mortgage trust assets	$1,642,730	$2,103,269

Securitized Mortgage Collateral

Securitized mortgage collateral consisted of the following:

	December 31,	December 31,
	2021	2020
Mortgages secured by residential real estate	$1,653,749	$2,205,575
Mortgages secured by commercial real estate	89,801	170,418
Fair value adjustment	(104,299)	(275,818)
Total securitized mortgage collateral, at fair value	$1,639,251	$2,100,175

As of December 31, 2021, the Company was also a master servicer of mortgages for others of approximately $164.6 million in UPB that were primarily collateralizing REMIC securitizations, compared to $216.3 million at December 31, 2020. Related fiduciary funds are held in trust for investors in non-interest bearing accounts and are not included in the Company’s consolidated balance sheets. The Company may also be required to advance funds or cause loan servicers to advance funds to cover principal and interest payments not received from borrowers depending on the status of their mortgages.

Real Estate Owned

The Company’s REO consisted of the following:

	December 31,	December 31,
	2021	2020
REO	$10,335	$10,140
Impairment (1)	(6,856)	(6,967)
Ending balance	$3,479	$3,173
REO inside trusts	$3,479	$3,094
REO outside trusts	—	79
Total	$3,479	$3,173
(1)	Impairment represents the cumulative write-downs of net realizable value subsequent to foreclosure.

Securitized Mortgage Trust Liabilities

Securitized mortgage trust liabilities, which are recorded at estimated fair market value as more fully described in Note 9.—Fair Value of Financial Instruments, are comprised of the following at December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Securitized mortgage borrowings	$1,614,862	$2,086,557

Securitized Mortgage Borrowings – Non-recourse

Selected information on securitized mortgage borrowings for the periods indicated consisted of the following (dollars in millions):

		Securitized
		mortgage
		borrowings
		outstanding as of
		December 31,		Range of Interest Rates (%)
					Interest	Interest
					Rate	Rate
	Original			Fixed	Margins over	Margins after
	Issuance			Interest	One-Month	Contractual
Year of Issuance	Amount	2021	2020	Rates	LIBOR (1)	Call Date (2)
2002	$3,876.1	$2.7	$3.4	5.25 - 12.00	0.27 - 2.75	0.54 - 3.68
2003	5,966.1	12.9	19.1	4.34 - 12.75	0.27 - 3.00	0.54 - 4.50
2004	17,710.7	210.9	287.3	3.58 - 5.56	0.25 - 2.50	0.50 - 3.75
2005	13,387.7	1,198.2	1,404.6	—	0.24 - 2.90	0.48 - 4.35
2006	5,971.4	1,626.0	1,860.3	6.25	0.10 - 2.75	0.20 - 4.13
2007	3,860.5	882.5	1,012.5	—	0.06 - 2.00	0.12 - 3.00
Subtotal contractual principal balance (3)		3,933.2	4,587.2
Fair value adjustment (4)		(2,318.3)	(2,500.6)
Total securitized mortgage borrowings		$1,614.9	$2,086.6
(1)	One-month LIBOR was 0.10% as of December 31, 2021.
(2)	Interest rate margins are generally adjusted when the unpaid principal balance is reduced to less than 10-20% of the original issuance amount, or if certain other triggers are met.
(3)	Represents the outstanding balance in accordance with trustee reporting.
(4)	Fair value adjustment is inclusive of $2.2 billion in bond losses at December 31, 2021 and 2020.

As of December 31, 2021, expected principal reductions of the securitized mortgage borrowings, which is based on contractual principal payments and expected prepayment and loss assumptions for securitized mortgage collateral, was as follows (dollars in millions):

	Payments Due by Period
		Less Than	One to	Three to	More Than
	Total	One Year	Three Years	Five Years	Five Years
Securitized mortgage borrowings (1)	$3,933.2	$420.8	$511.4	$296.4	$2,704.6
(1)	Represents the outstanding balance in accordance with trustee reporting.

Change in Fair Value of Net Trust Assets, including Trust REO Losses

Changes in fair value of net trust assets, including trust REO losses are comprised of the following for the years ended December 31, 2021 and 2020:

	For the Year Ended
	December 31,
	2021	2020
Change in fair value of net trust assets, excluding REO	$6,471	$(13,081)
Gains from trust REO	111	7,393
Change in fair value of net trust assets, including trust REO gains	$6,582	$(5,688)

Call Rights

The Company holds cleanup call options (call rights) with respect to its securitized trusts whereby, when the UPB of the underlying residential mortgage loans falls below a pre-determined threshold, the Company can purchase the underlying residential mortgage loans at par, plus unreimbursed servicer advances, resulting in the repayment of all of the outstanding securitization financing at par. The Company’s ability to exercise its call rights is limited based available capital and liquidity, and/or in situations where the related securitization trustee does not permit the exercise of such rights.

The Company holds the cleanup call options through either its economically owned residuals interests or its master servicing rights. To date, the Company has not exercised any call rights with respect to these securitized trusts however evaluates the potential economic benefits within its fair value estimation process.

Note 7.—Derivative Instruments

The mortgage lending operation enters into IRLCs with prospective borrowers to originate mortgage loans at a specified interest rate and Hedging Instruments and forward delivery loan commitments to hedge the fair value changes associated with changes in interest rates relating to its mortgage loan origination operations. The fair value of IRLCs, Hedging Instruments and forward delivery loan commitments related to mortgage loan origination are included in other assets or liabilities in the consolidated balance sheets. As of December 31, 2021, the estimated fair value of IRLCs was an asset of $3.1 million while Hedging Instruments were a liability of $55 thousand.  As of December 31, 2020, the estimated fair value of IRLCs was an asset of $7.3 million while Hedging Instruments were a liability of $143 thousand.  At December 31, 2021, there were no forward delivery commitments accounted for as derivate instruments as the forward delivery commitments had no pair-off mechanism.  At December 31, 2020, forward delivery commitments had no fair value as they were marked within LHFS to the price of the trades.

The following table includes information for the derivative assets and liabilities, lending for the periods presented:

			Total Gains (Losses)
	Notional Amount		For the Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2021	2020
Derivative – IRLC's (1)	$255,150	$450,913	$(4,164)	$(516)
Derivative – TBA MBS (1)	102,000	45,000	2,022	(10,531)
Derivative – Forward delivery loan commitment (2)	—	20,000	—	—
(1)	Amounts included in gain on sale of loans, net within the accompanying consolidated statements of operations and comprehensive loss.
(2)	As of December 31, 2021, there were no forward delivery loan commitments accounted for as derivative instruments. As of December 31, 2020, $20.0 million in mortgage loans had been allocated to forward delivery loan commitments and were recorded at fair value within LHFS in the accompanying consolidated balance sheets.

Note 8.—Redeemable Preferred Stock

As disclosed within Note 13.—Commitments and Contingencies, on July 15, 2021, the Maryland Court of Appeals affirmed the decision of the Circuit Court (and the Court of Special Appeals) in granting summary judgment in favor of the plaintiffs on the Preferred B voting rights and, although the Court of Appeals found the voting rights provision to be ambiguous, it concluded that the extrinsic evidence presented to the Circuit Court, which it found to be undisputed, supported the plaintiffs’ interpretation that the voting rights provision required separate voting by the Preferred B stockholders to amend the Preferred B Articles Supplementary. Accordingly, the 2009 amendments to the Preferred B Articles Supplementary were not validly adopted and the 2004 Preferred Articles Supplementary remain in effect.

As a result, as of December 31, 2021, the Company has cumulative undeclared dividends in arrears of approximately $19.1 million, or approximately $28.71 per outstanding share of Preferred B, thereby increasing the liquidation value to approximately $53.71 per share. Additionally, every quarter the cumulative undeclared dividends in arrears will increase by $0.5859 per Preferred B share, or approximately $390 thousand. The liquidation preference, inclusive of Preferred B cumulative undeclared dividends in arrears, is only payable upon declaration by the Board of Directors, settlement, voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs.  In addition, once the Circuit Court determines basis for an appropriate record date, the Company will be required to pay the three quarters of dividends on the Preferred B stock under the 2004 Preferred B Articles Supplementary (approximately $1.2 million, which had been previously accrued for.)  Co-Plaintiff Camac Fund LP called for a special meeting of the Preferred B stockholders for the election of two additional directors, which was originally convened at approximately 9:00 a.m. pacific time on October 13, 2021. A quorum was not present at the meeting as originally convened and all of the shares present at the Special Meeting voted in favor of adjourning the Special Meeting to Tuesday, November 23, 2021 at 9:00 a.m., Pacific Time. A quorum was not present at the meeting as reconvened on Tuesday, November 23, 2021 at 9:00 a.m.

pacific time, and the Special Meeting was further adjourned to January 6, 2022 at 9:00 a.m. pacific time. At the reconvened Special Meeting held on Thursday, January 6, 2022, a quorum was not present, and the meeting was concluded. As a quorum was not established at the Special Meeting, no Preferred Directors have yet been elected by the holders of Series B Preferred Shares.

At December 31, 2021, the Company had $70.9 million in outstanding liquidation preference of Series B and Series C Preferred Stock. The holders of each series of Preferred Stock, which are non-voting and redeemable at the option of the Company, retain the right to a $25.00 per share liquidation preference (plus cumulative unpaid dividends in the case of the Series Preferred Stock) in the event of a liquidation of the Company and the right to receive dividends on the Preferred Stock if any such dividends are declared.

Common and preferred dividends are included in the reconciliation of earnings per share beginning July 15, 2021, which was the date the Maryland Court of Appeals affirmed the decision in granting summary judgment in favor of the plaintiffs on the Preferred B voting rights.  Cumulative preferred dividends, whether or not declared, are reflected in basic and diluted earnings per share in accordance with FASB ASC 260-10-45-11, despite not being accrued for on the consolidated balance sheets.

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

	December 31, 2021				December 31, 2020
	Carrying	Estimated Fair Value			Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$29,555	$29,555	$—	$—	$54,150	$54,150	$—	$—
Restricted cash	5,657	5,657	—	—	5,602	5,602	—	—
Mortgage loans held-for-sale	308,477	—	308,477	—	164,422	—	164,422	—
Mortgage servicing rights	749	—	—	749	339	—	—	339
Derivative assets, lending, net (1)	3,111	—	—	3,111	7,275	—	—	7,275
Securitized mortgage collateral	1,639,251	—	—	1,639,251	2,100,175	—	—	2,100,175

Liabilities
Warehouse borrowings	$285,539	$—	$285,539	$—	$151,932	$—	$151,932	$—
Convertible notes	20,000	—	—	20,000	20,000	—	—	20,000
Long-term debt	46,536	—	—	46,536	44,413	—	—	44,413
Securitized mortgage borrowings	1,614,862	—	—	1,614,862	2,086,557	—	—	2,086,557
Derivative liabilities, lending, net (2)	55	—	55	—	143	—	143	—
(1)	Represents IRLCs and are included in other assets in the accompanying consolidated balance sheets.
(2)	Represents Hedging Instruments and are included in other liabilities in the accompanying consolidated balance sheets.

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

For the consolidated non-recourse securitizations, the fair value of the financial liabilities of the consolidated non-recourse securitizations (securitized mortgage borrowings) is more observable than the fair value of the financial assets of the consolidated non-recourse securitizations (securitized mortgage collateral). In accordance with FASB ASU 2014-13, the financial liabilities of the consolidated non-recourse securitizations are the more observable input and measured at fair value and the financial assets are being measured in consolidation as: (1) the sum of the fair value of the securitized mortgage borrowings and the fair value of the beneficial interests retained by the Company less (2) the carrying value of any REO. The resulting amount is allocated to securitized mortgage collateral.

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

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its securitized mortgage collateral and borrowings, derivative assets (IRLCs), Notes and long-term debt as Level 3 fair value measurements. Level 3 assets and liabilities measured at fair value on a recurring basis were approximately 83% and 84% and 90% and 93%, respectively, of total assets and total liabilities measured at estimated fair value at December 31, 2021 and 2020.

Recurring Fair Value Measurements

The Company assesses its financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by FASB ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers into Level 3 classified instruments during the year ended December 31, 2021.

The following tables present the Company’s assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at December 31, 2021 and 2020, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	December 31, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Mortgage loans held-for-sale	$—	$308,477	$—	$—	$164,422	$—
Derivative assets, lending, net (1)	—	—	3,111	—	—	7,275
Mortgage servicing rights	—	—	749	—	—	339
Securitized mortgage collateral	—	—	1,639,251	—	—	2,100,175
Total assets at fair value	$—	$308,477	$1,643,111	$—	$164,422	$2,107,789
Liabilities
Securitized mortgage borrowings	$—	$—	$1,614,862	$—	$—	$2,086,557
Long-term debt	—	—	46,536	—	—	44,413
Derivative liabilities, lending, net (2)	—	55	—	—	143	—
Total liabilities at fair value	$—	$55	$1,661,398	$—	$143	$2,130,970
(1)	At December 31, 2021, derivative assets, lending, net included $3.1 million in IRLCs and is included in other assets in the accompanying consolidated balance sheets. At December 31, 2020, derivative assets, lending, net included $7.3 million in IRLCs and is included in other assets in accompanying consolidated balance sheets.
(2)	At December 31, 2021 and 2020, derivative liabilities, lending, net are included in other liabilities in the accompanying consolidated balance sheets.

The following tables present reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2021 and 2020:

	Level 3 Recurring Fair Value Measurements
	For the Year Ended December 31, 2021

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, December 31, 2020	$2,100,175	$(2,086,557)	$339	$7,275	$(44,413)
Total (losses) gains included in earnings:
Interest income (1)	(12,162)	—	—	—	—
Interest expense (1)	—	(37,090)	—	—	(1,499)
Change in fair value	151,759	(145,288)	(126)	(4,164)	2,098
Change in instrument specific credit risk	—	—	—	—	(2,722)	(2)
Total gains (losses) included in earnings	139,597	(182,378)	(126)	(4,164)	(2,123)
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	536	—	—
Settlements	(600,521)	654,073	—	—	—
Fair value, December 31, 2021	$1,639,251	$(1,614,862)	$749	$3,111	$(46,536)
Unrealized (losses) gains still held (3)	$(104,299)	$2,318,296	$749	$3,111	$15,464
(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $8.1 million for the year ended December 31, 2021. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive loss is primarily from contractual interest on the securitized mortgage collateral and borrowings.
(2)	Amount represents the change in instrument specific credit risk in other comprehensive loss in the consolidated statements of operations and comprehensive loss.
(3)	Represents the amount of unrealized (losses) gains relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at December 31, 2021.

	Level 3 Recurring Fair Value Measurements
	For the Year Ended December 31, 2020

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, December 31, 2019	$2,628,064	$(2,619,210)	$41,470	$7,791	$(45,434)
Total (losses) gains included in earnings:
Interest income (1)	747	—	—	—	—
Interest expense (1)	—	(65,421)	—	—	(850)
Change in fair value	(92,562)	79,481	(21,962)	(516)	1,899
Change in instrument specific credit risk	—	—	—	—	(28)	(2)
Total (losses) gains included in earnings	(91,815)	14,060	(21,962)	(516)	1,021
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	2,094	—	—
Settlements	(436,074)	518,593	(21,263)	—	—
Fair value, December 31, 2020	$2,100,175	$(2,086,557)	$339	$7,275	$(44,413)
Unrealized (losses) gains still held (3)	$(275,818)	$2,500,674	$339	$7,275	$17,587
(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $8.9 million for the year ended December 31, 2020. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive loss is primarily from contractual interest on the securitized mortgage collateral and borrowings.
(2)	Amount represents the change in instrument specific credit risk in other comprehensive loss in the consolidated statements of operations and comprehensive loss.
(3)	Represents the amount of unrealized (losses) gains relating to assets and liabilities classified as Level 3 that were still held and reflected in the fair values at December 31, 2020.

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and non-recurring basis at December 31, 2021.

	Estimated	Valuation	Unobservable	Range of	Weighted
Financial Instrument	Fair Value	Technique	Input	Inputs	Average
Assets and liabilities backed by real estate
Securitized mortgage collateral, and	$1,639,251	Discounted Cash Flow	Prepayment rates	2.9 - 46.3%	10.7%
Securitized mortgage borrowings	(1,614,862)		Default rates	0.06 - 4.3%	1.7%
			Loss severities	0.01 - 97.6%	70.1%
			Discount rates	2.1 - 13.0%	3.6%
Other assets and liabilities
Mortgage servicing rights	$749	Discounted Cash Flow	Discount rates	12.5 - 15.0%	12.8%
			Prepayment rates	8.01 - 29.1%	10.3%
Derivative assets - IRLCs, net	3,111	Market pricing	Pull-through rates	50.0 - 98.0%	79.0%
Long-term debt	(46,536)	Discounted Cash Flow	Discount rates	8.6%	8.6%

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

The following tables present the changes in recurring fair value measurements included in net losses for the years ended December 31, 2021 and 2020:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings (Loss)
	For the Year Ended December 31, 2021
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Income	Gain (Loss) on Sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$(12,162)	$—	$151,759		$—	$—	$—	$139,597
Securitized mortgage borrowings	—	(37,090)	(145,288)		—	—	—	(182,378)
Long-term debt	—	(1,499)	—		2,098	—	—	599
Mortgage servicing rights (2)	—	—	—		—	(126)	—	(126)
Mortgage loans held-for-sale	—	—	—		—	—	3,395	3,395
Derivative assets — IRLCs	—	—	—		—	—	(4,164)	(4,164)
Derivative liabilities — Hedging Instruments	—	—	—		—	—	88	88
Total	$(12,162)	$(38,589)	$6,471	(3)	$2,098	$(126)	$(681)	$(42,989)
(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in gain (loss) on mortgage servicing rights, net in the consolidated statements of operations and comprehensive loss.
(3)	For the year ended December 31, 2021, change in the fair value of trust assets, excluding REO was $6.5 million.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings (Loss)
	For the Year Ended December 31, 2020
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Income	Gain (Loss) on Sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$747	$—	$(92,562)		$—	$—	$—	$(91,815)
Securitized mortgage borrowings	—	(65,421)	79,481		—	—	—	14,060
Long-term debt	—	(850)	—		1,899	—	—	1,049
Mortgage servicing rights (2)	—	—	—		—	(21,962)	—	(21,962)
Mortgage loans held-for-sale	—	—	—		—	—	(15,955)	(15,955)
Derivative assets — IRLCs	—	—	—		—	—	(516)	(516)
Derivative liabilities — Hedging Instruments	—	—	—		—	—	509	509
Total	$747	$(66,271)	$(13,081)	(3)	$1,899	$(21,962)	$(15,962)	$(114,630)
(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in gain (loss) on mortgage servicing rights, net in the consolidated statements of operations and comprehensive loss.
(3)	For the year ended December 31, 2020, change in the fair value of trust assets, excluding REO was $13.1 million.

The following is a description of the measurement techniques for items recorded at estimated fair value on a recurring basis.

Mortgage servicing rights—The Company elected to carry its mortgage servicing rights arising from its mortgage loan origination operation at fair value. The fair value of mortgage servicing rights is based upon a discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at December 31, 2021 and 2020.

Mortgage loans held-for-sale—The Company elected to carry its mortgage LHFS originated or acquired from its mortgage lending operation at fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage LHFS as a Level 2 measurement at December 31, 2021 and 2020.

Securitized mortgage collateral—The Company elected to carry its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements are based on the Company’s internal models used to compute the net present value of future expected cash flows, with observable market participant assumptions, where available. The Company’s assumptions include its expectations of inputs that other market participants would use in pricing these assets. These assumptions include judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of December 31, 2021, securitized mortgage collateral had an unpaid principal balance of $1.7 billion, compared to an estimated fair value on the Company’s consolidated balance sheets of $1.6 billion. The aggregate unpaid principal balance exceeds the fair value by $0.1 billion at December 31, 2021. As of December 31, 2021, the unpaid principal balance of loans 90 days or more past due was $0.3 billion compared to an estimated fair value of $0.1 billion. The aggregate unpaid principal balances of loans 90 days or more past due exceed the fair value by $0.2 billion at December 31, 2021. Securitized mortgage collateral is considered a Level 3 measurement at December 31, 2021 and 2020.

Securitized mortgage borrowings—The Company elected to carry all of its securitized mortgage borrowings at fair value. These borrowings consist of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements include the Company’s judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As of December 31, 2021, securitized mortgage borrowings had an outstanding principal balance of $1.7 billion, net of $2.2 billion in bond losses, compared to an estimated fair value of $1.6 billion. The aggregate outstanding principal balance exceeds the fair value by $0.1 billion at December 31, 2021. Securitized mortgage borrowings are considered a Level 3 measurement at December 31, 2021 and 2020.

Long-term debt—The Company elected to carry its remaining long-term debt (consisting of junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company’s own credit risk, including settlements with trust preferred debt holders and discounted cash flow analysis. As of December 31, 2021, long-term debt had an unpaid principal balance of $62.0 million compared to an estimated fair value of $46.5 million. The aggregate unpaid principal balance exceeds the fair value by $15.5 million at December 31, 2021. The long-term debt is considered a Level 3 measurement at December 31, 2021 and 2020.

Derivative assets and liabilities, Lending—The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as free standing derivatives. The derivatives include IRLCs with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. The derivatives also include hedging instruments (typically TBA MBS and forward loan commitments) used to hedge the fair value changes associated with changes in interest rates relating to its mortgage lending originations. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, expected sale date of the loan, and current market interest rates. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated Pull-through Rate, less discounts that would be required by a market participant acquiring the IRLCs. The anticipated Pull-through Rate is an unobservable input based on historical experience, which results in classification of IRLCs as a Level 3 measurement at December 31, 2021 and 2020. The fair value of the Hedging Instruments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, the Hedging Instruments are classified as a Level 2 measurement at December 31, 2021 and 2020.

Nonrecurring Fair Value Measurements

The Company is required to measure certain assets and liabilities at estimated fair value from time to time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10.

The following table presents financial and non-financial assets and liabilities measured using nonrecurring fair value measurements at December 31, 2021 and 2020, respectively:

	Nonrecurring Fair Value Measurements
	December 31, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
REO (1)	$—	$3,479	$—	$—	$3,173	$—
ROU asset	—	—	10,209	—	—	13,512
(1)	Balance represents REO at December 31, 2021 and December 31, 2020 which has been impaired subsequent to foreclosure.

The following table presents total gains on financial and non-financial assets and liabilities measured using nonrecurring fair value measurements for the years ended December 31, 2021 and 2020, respectively:

	Total Gains (1)
	For the Year Ended December 31,
	2021	2020
REO (2)	$111	$7,393

(1)	Total gains reflect gains from all nonrecurring measurements during the year.
(2)	For the years ended December 31, 2021 and 2020, the Company recorded $111 thousand and $7.4 million, respectively, of gains related to changes in the NRV of REO. Gains represent recovery of the NRV attributable to an improvement in state specific loss severities on properties held during the period which resulted in an increase to NRV.

Real estate owned—REO consists of residential real estate acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. REO balance representing REOs which have been impaired subsequent to foreclosure are subject to nonrecurring fair value measurement and included in the nonrecurring fair value measurements tables. Fair values of REO are generally based on observable market inputs, and considered Level 2 measurements at December 31, 2021 and 2020.

ROU asset—The Company performs reviews of its ROU assets for impairment when evidence exists that the carrying value of an asset may not be recoverable. During the first quarter of 2020, the Company recorded a $393 thousand ROU asset impairment charge related to the consolidation of one floor of the Company’s corporate office. The impairment charge is included in general, administrative and other expense in the consolidated statements of operations and comprehensive loss.  ROU asset was considered a Level 3 fair value measurement at December 31, 2021 and December 31, 2020.

Note 10.—Reconciliation of Loss Per Common Share

The following table presents the computation of basic and diluted loss per common share, including the dilutive effect of stock options, restricted stock awards (RSAs), restricted stock units (RSUs), deferred stock units (DSUs), Notes and cumulative redeemable preferred stock outstanding for the periods indicated, when dilutive:

	For the Year Ended
	December 31,
	2021	2020
Numerator for basic loss per share:
Net loss	$(3,878)	$(88,150)
Less: Cumulative non-declared dividends on preferred stock (1)	(780)	—
Net loss attributable to common stockholders	$(4,658)	$(88,150)

Numerator for diluted loss per share:
Net loss	$(4,658)	$(88,150)
Interest expense attributable to convertible notes (2)	—	—
Net loss plus interest expense attributable to convertible notes	$(4,658)	$(88,150)

Denominator for basic loss per share (3):
Basic weighted average common shares outstanding during the period	21,332	21,251

Denominator for diluted loss per share (3):
Basic weighted average common shares outstanding during the period	21,332	21,251
Net effect of dilutive convertible notes and warrants (2)	—	—
Net effect of dilutive stock options, DSU’s, RSA's and RSU's (2)	—	—
Diluted weighted average common shares	21,332	21,251
Net loss per common share:
Basic	$(0.22)	$(4.15)
Diluted	$(0.22)	$(4.15)
(1)	Cumulative non-declared dividends in arrears are included beginning July 15, 2021, which was the date the Maryland Court of Appeals affirmed the decision in granting summary judgment in favor of the plaintiffs on the Preferred B voting rights (see Note 13. - Commitments and Contingencies).
(2)	Adjustments to diluted loss per share for the Notes for the years ended December 31, 2021 and 2020, were excluded from the calculation, as they were anti-dilutive.
(3)	Share amounts presented in thousands.

The anti-dilutive stock options, RSAs, RSUs and DSUs outstanding for the years ending December 31, 2021 and 2020 were 1.0 million and 829 thousand shares in the aggregate, respectively.  Additionally, for the years ended December 2021 and 2020, there were 930 thousand shares attributable to the Notes that were anti-dilutive.

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

Note 11.—Income Taxes

The Company is subject to federal income taxes as a regular (Subchapter C) corporation and files a consolidated U.S. federal income tax return.

Income taxes for the years ended December 31, 2021 and 2020 were as follows:

	For the Year Ended December 31,
	2021	2020
Current income taxes:
Federal	$—	$8
State	71	125
Total current income tax expense	71	133
Deferred income taxes:
Federal	—	—
State	—	—
Total deferred income tax expense	—	—
Total income tax expense	$71	$133

The Company recorded income tax expense of $71 thousand and $133 thousand for the years ended December 31, 2021 and 2020, respectively. The income tax expense for the year endeds December 31, 2021 and 2020, was primarily the result of state minimum taxes and franchise taxes.

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

The Company's deferred tax assets are primarily the result of net operating losses and basis differences on mortgage securities and goodwill. The Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2021 as it is more likely than not that the deferred tax assets will not be realized. The valuation allowance is based on the management's assessment that it is more likely than not that certain deferred tax assets, primarily net operating loss carryforwards, may not be realized in the foreseeable future due to objective negative evidence.

Deferred tax assets are comprised of the following temporary differences between the financial statement carrying value and the tax basis of assets:

	For the Year Ended December 31,
	2021	2020
Deferred tax assets:
Federal and state net operating losses	$178,194	$173,652
Mortgage securities	55,283	54,624
Depreciation and amortization	24,355	26,752
Capital loss carryover	172	171
Compensation and other accruals	3,058	3,060
Repurchase reserve	1,493	2,200
Total gross deferred tax assets	262,555	260,459
Deferred tax liabilities:
Fair value adjustments on long-term debt	(3,980)	(4,639)
Mortgage servicing rights	(236)	(106)
Corporate-owned life insurance	(1,017)	(968)
Total gross deferred tax liabilities	(5,233)	(5,713)
Valuation allowance	(257,322)	(254,746)
Total net deferred tax assets	$—	$—

The following is a reconciliation of income taxes to the expected statutory federal corporate income tax rates for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,
	2021	2020
Expected income tax expense	$(799)	$(18,483)
State tax expense, net of federal benefit	56	99
State rate change	(640)	(731)
Change in valuation allowance	1,218	19,016
Corporate-owned life insurance interest and premiums	96	170
Other	140	62
Total income tax expense	$71	$133

At December 31, 2021, the Company had accumulated other comprehensive earnings of $22.0 million, which was net of tax of $10.5 million.

As of December 31, 2021, the Company had estimated NOL carryforwards of approximately $623.5 million. Federal NOL carryforwards begin to expire in 2027.  Included in the estimated NOL carryforward is $65.9 million of NOLs with an indefinite carryover period.  As of December 31, 2021, the Company had estimated California NOL carryforwards of approximately $435.2 million, which begin to expire in 2028.  The Company may not be able to realize the maximum benefit due to the nature and tax entities that hold the NOL.

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

The Company files numerous tax returns in various jurisdictions. While the Company is subject to examination by various taxing authorities, the Company believes there are no unresolved issues or claims likely to be material to its financial position. The Company classifies interest and penalties on taxes as provision for income taxes. As of December 31, 2021 and 2020, the Company has no material uncertain tax positions.    The Company has state alternative minimum tax (AMT) credits in the amount of $404 thousand as of December 31, 2021.

Note 12.—Segment Reporting

The Company has three primary reporting segments which include mortgage lending, real estate services and long-term mortgage portfolio. Unallocated corporate and other administrative costs, including the costs associated with being a public company, are presented in corporate and other.

The following table presents selected balance sheet data by reporting segment as of the dates indicated:

Balance Sheet Items as of	Mortgage	Real Estate	Long-term	Corporate
December 31, 2021:	Lending	Services	Portfolio	and other	Consolidated
Cash and cash equivalents	$26,239	$500	$—	2,816	$29,555
Restricted cash	5,657	—	—	—	5,657
Mortgage loans held-for-sale	308,477	—	—	—	308,477
Mortgage servicing rights	749	—	—	—	749
Trust assets	—	—	1,642,730	—	1,642,730
Other assets (1)	10,051	2	141	25,409	35,603
Total assets	$351,173	$502	$1,642,871	$28,225	$2,022,771
Total liabilities	$298,726	$—	$1,661,729	$52,380	$2,012,835

Balance Sheet Items as of	Mortgage	Real Estate	Long-term	Corporate
December 31, 2020:	Lending	Services	Portfolio	and other	Consolidated
Cash and cash equivalents	$50,968	$501	$—	$2,681	$54,150
Restricted cash	5,602	—	—	—	5,602
Mortgage loans held-for-sale	164,422	—	—	—	164,422
Mortgage servicing rights	339	—	—	—	339
Trust assets	—	—	2,103,269	—	2,103,269
Other assets (1)	12,510	2	130	28,882	41,524
Total assets	$233,841	$503	$2,103,399	$31,563	$2,369,306
Total liabilities	$166,285	$—	$2,131,178	$56,192	$2,353,655
(1)	All segment asset balances exclude intercompany balances.

The following table presents selected statement of operations information by reporting segment for the years ended December 31, 2021 and 2020:

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Year Ended December 31, 2021:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$65,294	$—	$—	$—	$65,294
Servicing expense, net	(432)	—	—	—	(432)
Gain on mortgage servicing rights, net	34	—	—	—	34
Real estate services fees, net	—	1,144	—	—	1,144
Other revenue	24	—	110	145	279
Other operating expense	(62,605)	(1,409)	(778)	(16,412)	(81,204)
Other income (expense)	98	—	12,840	(1,860)	11,078
Net earnings (loss) before income tax expense	$2,413	$(265)	$12,172	$(18,127)	(3,807)
Income tax expense					71
Net loss					$(3,878)

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Year Ended December 31, 2020:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$14,004	$—	$—	$—	$14,004
Servicing fees, net	3,603	—	—	—	3,603
Loss on mortgage servicing rights, net	(28,509)	—	—	—	(28,509)
Real estate services fees, net	—	1,312	—	—	1,312
Other revenue	135	—	143	1,220	1,498
Other operating expense	(60,869)	(1,485)	(633)	(18,286)	(81,273)
Other income (expense)	2,366	—	1,344	(2,362)	1,348
Net (loss) earnings before income tax expense	$(69,270)	$(173)	$854	$(19,428)	$(88,017)
Income tax expense					133
Net loss					$(88,150)

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

The legal matters summarized below are ongoing and may have an effect on the Company’s business and future financial condition and results of operations:

On December 7, 2011, a purported class action was filed in the Circuit Court of Baltimore City entitled Timm v. Impac Mortgage Holdings, Inc., et al. alleging on behalf of holders of the Company’s 9.375% Series B Cumulative Redeemable Preferred Stock (Preferred B) and 9.125% Series C Cumulative Redeemable Preferred Stock (Preferred C) who did not tender their stock in connection with the Company’s 2009 completion of its Offer to Purchase and Consent Solicitation that the Company failed to achieve the required consent of the Preferred B and C holders, the consents to amend the Preferred stock were not effective because they were given on unissued stock (after redemption), the Company tied the tender offer with a consent requirement that constituted an improper “vote buying” scheme, and that the tender offer was a breach of a fiduciary duty. The action sought the payment of two quarterly dividends for the Preferred B and C holders, the unwinding of the consents and reinstatement of the cumulative dividend on the Preferred B and C stock, and the election of two directors by the Preferred B and C holders. The action also sought punitive damages and legal expenses. On July 16, 2018, the Circuit Court entered a Judgment Order (“Judgment Order”) whereby it (1) declared and entered judgment in favor of all defendants on all claims related to the Preferred C holders and all claims against all individual defendants thereby affirming the validity of the 2009 amendments to the Preferred C Articles Supplementary; (2) declared its interpretation of the voting provision language in the Preferred B Articles Supplementary to mean that consent of two-thirds of the Preferred B stockholders was required to approve the 2009 amendments to the Preferred B

Articles Supplementary, which consent was not obtained, thus rendering the amendments invalid and leaving the 2004 Preferred B Articles Supplementary in effect; (3) ordered the Company to hold a special election within sixty days for the Preferred B stockholders to elect two directors to the Board of Directors pursuant to the 2004 Preferred B Articles Supplementary (which Directors will remain on the Company’s Board of Directors until such time as all accumulated dividends on the Preferred B have been paid or set aside for payment); and (4) declared that the Company is required to pay three quarters of dividends on the Preferred B stock under the 2004 Preferred B Articles Supplementary (approximately, $1.2 million, but did not order the Company to make any payment at that time). The Circuit Court declined to certify any class pending the outcome of appeals and certified its Judgment Order for immediate appeal. On October 2, 2019, the Court of Special Appeals held oral argument for all appeals in the matter. On April 1, 2020, the Court of Special Appeals issued an opinion affirming the judgment in favor of the plaintiffs on all claims involving Preferred C, and affirming judgment for plaintiffs on the Preferred B voting rights finding that the voting rights provision was not ambiguous.  In response, the Company filed a petition for a writ of certiorari to the Maryland Court of Appeals appealing the Court of Special Appeals opinion, which was granted on July 13, 2020. All parties submitted their briefs and oral argument was held on December 4, 2020. On July 15, 2021, the Maryland Court of Appeals affirmed the decision of the Circuit Court (and the Court of Special Appeals) in granting summary judgment in favor of the plaintiffs on the Preferred B voting rights and, although the Court of Appeals found the voting rights provision to be ambiguous, it concluded that the extrinsic evidence presented to the Circuit Court, which it found to be undisputed, supported the plaintiffs’ interpretation that the voting rights provision required separate voting by the Preferred B stockholders to amend the 2004 Preferred B Articles Supplementary. Accordingly, the 2009 amendments to the Preferred B Articles Supplementary were not validly adopted and the 2004 Preferred Articles Supplementary remain in effect. On August 17, 2021, the Court of Appeals issued its mandate returning the case to the Circuit Court for final proceedings. On October 25, 2021, the case was assigned to a judge of the Circuit Court to oversee final disposition of outstanding issues. Thereafter, and in consideration of the Circuit Court’s outstanding Order, co-Plaintiff Camac Fund LP called upon the Company to hold a special meeting of the Preferred B stockholders for the election of two directors (“Special Meeting”) under the 2004 Preferred B Articles Supplementary. The Special Meeting was convened on October 13, 2021, then adjourned by a vote of all shares present to November 23, 2021 due to lack of a quorum sufficient for election of directors. A quorum was not present at the meeting as reconvened on November 23, 2021, and the Special Meeting was further adjourned to January 6, 2022.  At the reconvened Special Meeting held on January 6, 2022, a quorum was again not present, and the meeting was concluded.  As a quorum was not established at the Special Meeting, no directors have yet been elected by the holders of Series B Preferred Shares.

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

On July 3, 2019, a representative action was filed in the Superior Court of California, Orange County, entitled Law v. Impac Mortgage Corp. dba CashCall Mortgage under PAGA. The plaintiff contends the defendant did not pay its employees overtime compensation, provide required meal and rest breaks, or provide accurate wage statements as required by law. The action seeks penalties, attorneys’ fees, and such other appropriate relief. The Law action was deemed related to the McNair action on August 19, 2019. On January 13, 2020, the Law action was stayed pending resolution of the above-referenced McNair action.  On March 2, 2021, Law submitted his individual claims related to his wage and hour claims to arbitration.  The Company settled all claims brought by Law and his arbitration matter was closed and his action with the Superior Court of California was dismissed with prejudice on August 12, 2021.On December 17, 2021, a lawsuit was filed in the Supreme Court of the State of New York, County of New York, entitled UBS Americas Inc., et al. v. Impac Funding Corporation et ano.  The plaintiffs contend that the defendants are required to indemnify payments that plaintiffs made to resolve claims asserted by the Federal Home Loan Bank of San Francisco and HSH Nordbank AG related to certain residential mortgage-backed securities (RMBS).  Plaintiffs contend that the RMBS included loans that the Company’s former subsidiary, Novelle Financial Services, Inc., sold to certain UBS entities in breach of contractual representations and warranties.  Plaintiffs further contend that they settled the cases for which plaintiffs are demanding indemnification in December 2015 and March 2016.  The lawsuit has not been served.  The Company believes the claims are without merit and intends to defend itself vigorously.

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

Lease Commitments

The following table presents the operating and finance lease balances within the consolidated balance sheets, weighted average remaining lease term, and weighted average discount rates related to the Company’s leases as of December 31, 2021:

		December 31,
Lease Assets and Liabilities	Classification	2021
Assets
Lease ROU assets	Other assets	$ 10,209

Liabilities
Lease liabilities	Other liabilities	$ 12,562

Weighted average remaining lease term (in years)		2.7
Weighted average discount rate		4.8%

The following table presents the maturities of the Company’s operating lease liabilities as of December 31, 2021:

Year 2022	$4,809
Year 2023	4,909
Year 2024	3,729
Total lease commitments	$13,447
Less: imputed interest	(885)
Total lease liability	$12,562

During the years ended December 31, 2021 and 2020, cash paid for operating leases was $4.6 million and $5.2 million, respectively.  Total operating lease expense for the years ended December 31, 2021 and 2020 was $4.0 million and $4.7 million, respectively.  Operating lease expense includes short-term leases and sublease income, both of which are immaterial.

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

As of December 31, 2021, the Company had no additional operating leases that had not yet commenced.

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

The Company regularly evaluates the adequacy of repurchase reserves based on trends in repurchase and indemnification requests, actual loss experience, settlement negotiation, estimated future loss exposure and other relevant factors including economic conditions. The Company sold $2.8 billion and $3.3 billion of loans for the years ended December 31, 2021 and 2020, respectively, which are subject to repurchase representations and warranties. The Company believes its reserve balances as of December 31, 2021 are sufficient to cover loss exposure associated with repurchase contingencies.

The following table summarizes the repurchase reserve activity (included in other liabilities in the accompanying consolidated balance sheets) related to previously sold loans for the years ended December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Beginning balance	$7,054	$8,969
Provision for repurchases (1)	111	5,227
Settlements	(2,421)	(7,142)
Total repurchase reserve	$4,744	$7,054
(1)	All segment asset balances exclude intercompany balances.

Corporate-owned Life Insurance Trusts

During the first quarter of 2020, there was a triggering event that caused the Company to reevaluate the consolidation of certain corporate-owned life insurance trusts. As a result, the Company has consolidated life insurance trusts for three former executive officers.  The corporate-owned life insurance contracts are recorded at cash surrender value, which is provided by a third party and held within trusts. At December 31, 2021, the cash surrender value of the policies was $10.8 million and were recorded within other assets on the consolidated balance sheets. At December 31, 2021, the liability associated with the corporate-owned life insurance trusts was $13.0 million and was recorded within other liabilities on the consolidated balance sheets.

	At December 31, 2021
Corporate-owned life insurance trusts:	Trust #1	Trust #2	Trust #3	Total
Corporate-owned life insurance cash surrender value	$4,972	$3,821	$1,995	$10,788
Corporate-owned life insurance liability	6,015	4,715	2,297	13,027
Corporate-owned life insurance shortfall (1)	$(1,043)	$(894)	$(302)	$(2,239)
(1)	$1.3 million of the total shortfall was recorded as a change in retained deficit at the time of the consolidation of the trusts in 2020. The additional shortfall was recorded in the accompanying consolidated statements of operations and comprehensive loss.

Concentration of Risk

The aggregate unpaid principal balance of loans in the Company’s long-term mortgage portfolio secured by properties in California and Florida was $817.1 million and $204.6 million, or 46% and 12%, respectively, at December 31, 2021.

The Company sells mortgage loans to various third-party investors. The largest seven investors accounted for 81% of the Company’s loan sales for the year ended December 31, 2021.  No other investors accounted for more than 5% of the loan sales for the year ended December 31, 2021. The Company also has geographic concentration risk because 77% of the Company’s mortgage loan originations during 2021 were for borrowers located in California.

Note 14.—Share Based Payments and Employee Benefit Plans

The Company maintains an equity-based incentive compensation plan, the terms of which are governed by the 2020 Equity Incentive Plan (the 2020 Incentive Plan). The 2020 Incentive Plan provides for the grant of stock appreciation rights, RSUs, DSUs, performance shares and other stock and cash-based incentive awards. Employees, directors, consultants or other persons providing services to the Company or its affiliates are eligible to receive awards pursuant to the 2020 Incentive Plan. In connection with the adoption of the 2020 Incentive Plan, the Company’s 2010 Omnibus Incentive Plan (2010 Plan), which was scheduled to expire in July 2020, was frozen for new grants.  The 2010 Plan will remain in place only for the issuance of shares of common stock pursuant to equity compensation awards outstanding under the 2010 Plan, which awards will continue to be governed by the terms of the 2010 Plan.  As of December 31, 2021, the aggregate number of shares reserved under the 2020 Incentive Plan and 2010 Plan, is 2,000,000 and 952,646 shares, respectively, and there were 1,477,760 shares available for grant as stock options, RSUs, DSUs or other stock and cash-based incentive awards under the 2020 Incentive Plan. The Company issues new shares of common stock to satisfy stock option exercises, RSU vesting, DSU issuances and other stock-based incentive awards.

The fair value of options granted, which is amortized to expense over the option service period, is estimated on the date of grant with the following weighted average assumptions:

	For the Year Ended December 31,
	2021	2020
Risk-free interest rate	0.50%	1.45%
Expected lives (in years)	4.54	4.94
Expected volatility	77.55%	61.21%
Expected dividend yield	0.00%	0.00%
Fair value per share	$1.96	$3.13

The following table summarizes activity, pricing and other information for the Company’s stock options for the years presented below:

	For the Year Ended December 31,
	2021		2020
		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Options outstanding at the beginning of the year	524,357	$8.58	914,470	$8.10
Options granted	85,154	3.29	30,000	5.34
Options exercised	—	—	(9,500)	4.84
Options forfeited/cancelled	(39,283)	7.15	(410,613)	7.35
Options outstanding at the end of the period	570,228	7.89	524,357	8.58
Options exercisable at the end of the period	406,361	$9.65	327,366	$11.46

The aggregate intrinsic value in the following table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $1.11 and $3.04 per common share as of December 31, 2021 and 2020, respectively. Aggregate intrinsic value represents the amount of proceeds the option holders would have received had all option holders exercised their options and sold the stock as of that date.

	As of December 31,
	2021		2020

	Weighted-		Weighted-
	Average	Aggregate	Average	Aggregate
	Remaining	Intrinsic	Remaining	Intrinsic
	Life	Value	Life	Value
	(Years)	(in thousands)	(Years)	(in thousands)
Options outstanding at end of year	6.17	$-	6.77	$-
Options exercisable at end of year	5.43	$-	5.96	$-

As of December 31, 2021, there was approximately $127 thousand of total unrecognized compensation cost related to stock option compensation arrangements granted, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 1.5 years.

For the years ended December 31, 2021 and 2020, the aggregate grant-date fair value of stock options granted was approximately $167 thousand and $94 thousand, respectively.

For the years ended December 31, 2021 and 2020, total stock-based compensation expense was $884 thousand and $702 thousand, respectively.

Additional information regarding stock options outstanding as of December 31, 2021 is as follows:

	Stock Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Exercise		Remaining	Average		Average
Price	Number	Contractual	Exercise	Number	Exercise
Range	Outstanding	Life in Years	Price	Exercisable	Price
$3.22 - 3.74	150,872	7.91	$3.45	53,671	$3.59
3.75 - 5.38	200,000	7.16	3.75	133,334	3.75
5.39 - 9.85	27,582	4.01	7.01	27,582	7.01
9.86 - 17.39	86,524	4.15	11.99	86,524	11.99
17.40 - 20.49	51,250	4.55	17.40	51,250	17.40
20.50 - 20.50	54,000	3.56	20.50	54,000	20.50
$3.22 - 20.50	570,228	6.17	$7.89	406,361	$9.65

In addition to the options granted, the Company has granted DSUs, which vest between one and three year periods. The fair value of each DSU was measured on the date of grant using the grant date price of the Company’s stock. In 2021, the Company did not grant any DSUs.

The following table summarizes activity, pricing and other information for the Company’s DSUs for the year ended December 31, 2021:

Weighted-
Average
	Number of	Grant Date
	Shares	Fair Value
DSUs outstanding at the beginning of the year	54,500	$6.61
DSUs granted	—	—
DSUs issued	—	—
DSUs forfeited/cancelled	—	—
DSUs outstanding at the end of the period	54,500	$6.61

As of December 31, 2021, there was approximately $6 thousand of total unrecognized compensation cost related to the DSU compensation arrangements granted under the plan. This cost is expected to be recognized over a weighted average period of 0.2 years.

The following table summarizes activity, pricing and other information for the Company’s RSUs for the ended December 31, 2021:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
RSUs outstanding at beginning of the year	267,221	$5.04
RSUs granted	245,332	3.29
RSUs issued	(94,493)	4.78
RSUs forfeited/cancelled	(20,231)	3.29
RSUs outstanding at end of the period	397,829	$4.11

For the year ended December 31, 2021, the aggregate grant-date fair value of RSUs granted was approximately $807 thousand. As of December 31, 2021, there was approximately $1.0 million of total unrecognized compensation cost related to the RSU compensation arrangements granted under the plan. This cost is expected to be recognized over a weighted average period of 1.7 years.

401(k) Plan

After meeting certain employment requirements, employees can participate in the Company’s 401(k) plan. Under the 401(k) plan, employees may contribute up to 25% of their salaries, pursuant to certain restrictions. Effective January 1, 2020, the Company matches 50% of the first 6% of employee contributions. Additional contributions may be made at the discretion of the board of directors. During the years ended December 31, 2021 and 2020, the Company recorded compensation expense of approximately $1.0 million and $1.0 million for basic matching contributions, respectively. There were no discretionary matching contributions recorded during the years ended December 31, 2021 or 2020.

Note 15.—Related Party Transactions

In May 2015, the Company issued the 2015 Convertible Notes to purchasers, some of which are related parties.  See Note 5.—Debt—Convertible Notes.

Note 16.—Subsequent Events

Subsequent events have been evaluated through the date of this filing.