Form 10-Q
period 2022-03-31
IMPAC MORTGAGE HOLDINGS INC
filed 2022-05-16
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

There were 21,466,837 shares of common stock outstanding as of May 9, 2022.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$70,566	$29,555
Restricted cash	5,508	5,657
Mortgage loans held-for-sale	160,422	308,477
Mortgage servicing rights	856	749
Securitized mortgage trust assets	—	1,642,730
Other assets	32,238	35,603
Total assets	$269,590	$2,022,771
LIABILITIES
Warehouse borrowings	$150,721	$285,539
Convertible notes, net	20,000	20,000
Long-term debt	47,549	46,536
Securitized mortgage trust liabilities	—	1,614,862
Other liabilities	44,575	45,898
Total liabilities	262,845	2,012,835

Commitments and contingencies (See Note 11)

STOCKHOLDERS’ EQUITY
Series A-1 junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $36,140; 2,000,000 shares authorized, 665,592 cumulative shares issued and outstanding as of March 31, 2022 and December 31, 2021 (See Note 12)	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,127; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of March 31, 2022 and December 31, 2021 (See Note 12)	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 21,455,170 and 21,332,684 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	215	213
Additional paid-in capital	1,238,246	1,237,986
Accumulated other comprehensive earnings, net of tax	19,775	22,044
Total accumulated deficit:
Cumulative dividends declared	(822,520)	(822,520)
Accumulated deficit	(428,992)	(427,808)
Total accumulated deficit	(1,251,512)	(1,250,328)
Total stockholders’ equity	6,745	9,936
Total liabilities and stockholders’ equity	$269,590	$2,022,771

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Revenues
Gain on sale of loans, net	$5,955	$20,131
Real estate services fees, net	185	210
Gain on mortgage servicing rights, net	111	38
Servicing expense, net	(12)	(119)
Other	951	324
Total revenues, net	7,190	20,584
Expenses
Personnel	11,921	14,924
General, administrative and other	5,135	5,181
Business promotion	2,301	1,193
Total expenses	19,357	21,298
Operating loss	(12,167)	(714)

Other income
Interest income	13,106	16,525
Interest expense	(12,990)	(15,865)
Change in fair value of long-term debt	1,642	1,025
Change in fair value of net trust assets, including trust REO gains	9,248	(1,673)
Total other income, net	11,006	12
Loss before income taxes	(1,161)	(702)
Income tax expense (benefit)	23	(19)
Net loss	$(1,184)	$(683)

Other comprehensive loss
Change in fair value of instrument specific credit risk of long-term debt	(2,269)	(1,667)
Total comprehensive loss	$(3,453)	$(2,350)

Net loss per common share:
Basic	$(0.07)	$(0.03)
Diluted	$(0.07)	$(0.03)

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Preferred		Common		Additional	Cumulative		Accumulated Other	Total
	Shares	Preferred	Shares	Common	Paid-In	Dividends	Accumulated	Comprehensive	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Declared	Deficit	Earnings, net of tax	Equity
Balance, December 31, 2021	2,070,678	$21	21,332,684	$213	$1,237,986	$(822,520)	$(427,808)	$22,044	$9,936

Stock based compensation	—	—	—	—	260	—	—	—	260
Issuance of restricted stock units	—	—	122,486	2	—	—	—	—	2
Other comprehensive loss	—	—	—	—	—	—	—	(2,269)	(2,269)
Net loss	—	—	—	—	—	—	(1,184)	—	(1,184)
Balance, March 31, 2022	2,070,678	$21	21,455,170	$215	$1,238,246	$(822,520)	$(428,992)	$19,775	$6,745

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

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,184)	$(683)
(Gain) loss on sale of mortgage servicing rights	(50)	—
Change in fair value of mortgage servicing rights	(61)	(38)
Gain on sale of mortgage loans	(15,108)	(20,412)
Change in fair value of mortgage loans held-for-sale	7,265	868
Change in fair value of derivatives lending, net	1,314	215
Change in provision for repurchases	574	(802)
Origination of mortgage loans held-for-sale	(482,129)	(849,898)
Sale and principal reduction on mortgage loans held-for-sale	637,981	823,850
Gain from trust REO	—	(1,871)
Change in fair value of net trust assets, excluding trust REO	(9,248)	3,544
Change in fair value of long-term debt	(1,642)	(1,025)
Accretion of interest income and expense	5,931	14,173
Stock-based compensation	260	218
Loss on disposal of premises and equipment	—	102
Net change in other assets	1,889	(7,509)
Net change in other liabilities	(1,062)	854
Net cash provided by (used in) operating activities	144,730	(38,414)

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in securitized mortgage collateral	72,889	136,953
Proceeds from transfer of trust assets and liabilities	37,500	—
Proceeds from the sale of mortgage servicing rights	50	—
Investment in corporate-owned life insurance	(932)	(270)
Purchase of premises and equipment	143	—
Proceeds on disposal of premises and equipment	—	20
Proceeds from the sale of trust REO	—	1,529
Net cash provided by investing activities	109,650	138,232

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of warehouse borrowings	(595,625)	(783,142)
Borrowings under warehouse agreements	460,807	835,708
Repayment of securitized mortgage borrowings	(78,818)	(153,408)
Net change in liabilities related to corporate-owned life insurance	116	111
Issuance of restricted stock	2	1
Net cash used in financing activities	(213,518)	(100,730)
Net change in cash, cash equivalents and restricted cash	40,862	(912)
Cash, cash equivalents and restricted cash at beginning of year	35,212	59,752
Cash, cash equivalents and restricted cash at end of period	$76,074	$58,840

NON-CASH TRANSACTIONS
Transfer of securitized mortgage collateral to trust REO	$467	$2,327
Transfer and deconsolidation of trust assets	1,543,608
Transfer and deconsolidation of trust liabilities	(1,543,608)
Mortgage servicing rights retained from issuance of mortgage-backed securities and loan sales	46	121

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data or as otherwise indicated)

Note 1.—Summary of Business and Financial Statement Presentation

Business Summary

Impac Mortgage Holdings, Inc. (the Company or IMH) is a financial services company incorporated in Maryland with the following direct and indirect wholly-owned operating subsidiaries: Integrated Real Estate Service Corp. (IRES), Impac Mortgage Corp. (IMC), IMH Assets Corp. (IMH Assets), Impac Funding Corporation (IFC) and Copperfield Capital Corporation (CCC). The Company’s operations include the mortgage lending operations and real estate services conducted by IRES, IMC and CCC and the long-term mortgage portfolio (residual interests in securitizations reflected as securitized mortgage trust assets and liabilities in the consolidated balance sheets) conducted by IMH. The long-term mortgage portfolio was deconsolidated in March 2022 as the Company sold its residual interests in the consolidated securitized mortgage trusts (see Note. 6—Securitized Mortgage Trusts). IMC’s mortgage lending operations include the activities of its division, CashCall Mortgage.

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the United States Securities and Exchange Commission.

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

Recent Accounting Pronouncements Not Yet Effective

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements and footnote disclosures, from those disclosed in the 2021 Annual Report on Form 10-K, except for the following:

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

Note 2.—Mortgage Loans Held-for-Sale

A summary of the unpaid principal balance (UPB) of mortgage LHFS by type is presented below:

	March 31,	December 31,
	2022	2021
Government (1)	$5,247	$6,886
Conventional (2)	34,617	62,759
Jumbo & Non-qualified mortgages (NonQM)	120,134	231,142
Fair value adjustment (3)	424	7,690
Total mortgage loans held-for-sale	$160,422	$308,477
(1)	Includes all government-insured loans including Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).
(2)	Includes loans eligible for sale to Federal National Mortgage Association (Fannie Mae or FNMA) and Federal Home Loan Mortgage Corporation (Freddie Mac or FHLMC).
(3)	Changes in fair value are included in gain on sale of loans, net in the accompanying consolidated statements of operations and comprehensive loss.

At March 31, 2022 and December 31, 2021, the Company had no mortgage loans that were 90 days or more delinquent.

Gain on sale of loans, net in the consolidated statements of operations and comprehensive loss, is comprised of the following for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
	2022	2021
Gain on sale of mortgage loans	$14,025	$21,263
Premium from servicing retained loan sales	46	121
Unrealized loss from derivative financial instruments	(1,314)	(215)
Gain from derivative financial instruments	4,142	3,229
Mark to market loss on LHFS	(7,265)	(868)
Direct origination expenses, net	(3,105)	(4,201)
Change in provision for repurchases	(574)	802
Gain on sale of loans, net	$5,955	$20,131

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

The following table summarizes the activity of MSRs for the three months ended March 31, 2022 and year ended December 31, 2021:

	March 31,	December 31,
	2022	2021
Balance at beginning of year	$749	$339
Additions from servicing retained loan sales	46	536
Changes in fair value (1)	61	(126)
Fair value of MSRs at end of period	$856	$749
(1)	Changes in fair value are included within gain on mortgage servicing rights, net in the accompanying consolidated statements of operations and comprehensive loss.

At March 31, 2022 and December 31, 2021, the UPB of the mortgage servicing portfolio was comprised of the following:

	March 31,	December 31,
	2022	2021
Government insured	$74,060	$71,841
Conventional	—	—
Total loans serviced	$74,060	$71,841

The table below illustrates hypothetical changes in fair values of MSRs caused by assumed immediate changes to key assumptions that are used to determine fair value. See Note 7.—Fair Value of Financial Instruments for a description of the key assumptions used to determine the fair value of MSRs.

	March 31,	December 31,
Mortgage Servicing Rights Sensitivity Analysis	2022	2021
Fair value of MSRs	$856	$749
Prepayment Speed:
Decrease in fair value from 10% adverse change	(18)	(24)
Decrease in fair value from 20% adverse change	(38)	(48)
Decrease in fair value from 30% adverse change	(59)	(70)
Discount Rate:
Decrease in fair value from 10% adverse change	(38)	(31)
Decrease in fair value from 20% adverse change	(72)	(59)
Decrease in fair value from 30% adverse change	(104)	(85)

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

Gain on mortgage servicing rights, net is comprised of the following for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
	2022	2021
Change in fair value of mortgage servicing rights	$61	$38
Gain on sale of mortgage servicing rights	50	—
Gain on mortgage servicing rights, net	$111	$38

Servicing expense, net is comprised of the following for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
	2022	2021
Contractual servicing fees	$70	$32
Subservicing and other costs	(82)	(151)
Servicing expense, net	$(12)	$(119)

Loans Eligible for Repurchase from Government National Mortgage Association (GNMA or Ginnie Mae)

The Company sells loans in Ginnie Mae guaranteed mortgage-backed securities (MBS) by pooling eligible loans through a pool custodian and assigning rights to the loans to Ginnie Mae. When these Ginnie Mae loans are initially pooled and securitized, the Company meets the criteria for sale treatment and de-recognizes the loans. The terms of the Ginnie Mae MBS program allow, but do not require, the Company to repurchase mortgage loans when the borrower has made no payments for three consecutive months. When the Company has the unconditional right, as servicer, to repurchase Ginnie Mae pool loans it has previously sold and are more than 90 days past due, and the repurchase will provide a “more than trivial benefit”, the Company then re-recognizes the loans on its consolidated balance sheets in other assets, at their UPB and records a corresponding liability in other liabilities in the consolidated balance sheets.  At March 31, 2022 and December 31, 2021, loans eligible for repurchase from GNMA totaled $337 thousand in UPB.  As part of the Company’s repurchase reserve, the Company records a repurchase provision to provide for estimated losses from the sale or securitization of all mortgage loans, including these loans.

Note 4.—Leases

The Company has three operating leases for office space expiring at various dates through 2024 and one financing lease which concludes in 2023.  During the three months ended March 31, 2022 and 2021, cash paid for operating leases was $1.2 million while total operating lease expense was $1.0 million.  Operating lease expense includes short-term leases and sublease income, both of which are immaterial.

The following table presents the operating and finance lease balances within the consolidated balance sheets, weighted average remaining lease term, and weighted average discount rates related to the Company’s operating and finance leases as of March 31, 2022:

		March 31,
Lease Assets and Liabilities	Classification	2022
Assets
Lease right-of-use assets	Other assets	$ 9,332

Liabilities
Lease liabilities	Other liabilities	$ 11,510

Weighted average remaining lease term (in years)		2.5
Weighted average discount rate		4.8%

The following table presents the maturity of the Company’s operating and financing lease liabilities as of March 31, 2022:

Year remaining 2022	$3,611
Year 2023	4,909
Year 2024	3,729
Total lease commitments	$12,249
Less: imputed interest	(739)
Total lease liability	$11,510

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

Under the terms of these warehouse lines, the Company is required to maintain various financial and other covenants. At March 31, 2022, the Company was not in compliance with certain financial covenants from its lenders and received the necessary waivers.  The following table presents certain information on warehouse borrowings for the periods indicated:

	Maximum	Balance Outstanding at
	Borrowing	March 31,	December 31,
	Capacity	2022	2021	Maturity Date
Short-term borrowings:
Repurchase agreement 1	$50,000	$20,174	$30,009	May 24, 2022
Repurchase agreement 2	200,000	84,512	153,006	September 13, 2022
Repurchase agreement 3	300,000	27,601	56,794	September 23, 2022
Repurchase agreement 4	50,000	18,434	45,730	March 31, 2023
Total warehouse borrowings	$600,000	$150,721	$285,539

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

On April 29, 2022, the Company and certain holders of its Notes due May 9, 2022 in the aggregate principal amount of $20.0 million agreed to extend the maturity date of the Notes upon conclusion of the term on May 9, 2022.  The Company decreased the aggregate principal amount of the new Notes to $15.0 million, following the pay-down of $5.0 million in principal of the Notes on May 9, 2022 (Third Amendment).  The new Notes shall be due and payable in three equal installments of $5.0 million on each of May 9, 2023, May 9, 2024 and the Stated Maturity Date of May 9, 2025. If

the Company has not received by October 31, 2022 approval of its stockholders for the exchange of its 9.375% Cumulative Redeemable Series B Preferred Stock (Series B Preferred Stock) and 9.125% Redeemable Series C Preferred Stock (Series C Preferred Stock) for cash and shares of Company Common Stock and, in the case of the Series C Preferred Stock, a warrant to purchase 1.5 shares of Common Stock,  on terms agreed to by the requisite percentage of holders of Series B Preferred Stock and Series C Preferred Stock and provided notice of the subsequent redemption of any remaining outstanding Series B Preferred Stock and its Series C Preferred Stock for Common Stock (other than any failure to receive such approvals and to provide such notice of redemption arising from (i) any breach of any covenant or agreement with the Company by any holder(s) of its capital stock or (ii) the institution of any legal or similar proceedings by any holder(s) of its capital stock or any Governmental Authority), then the Stated Maturity Date of this Note shall mean November 9, 2022.  The interest rate on the Notes remains at 7.0% per annum.

Long-term Debt

The Company carries its Junior Subordinated Notes at estimated fair value as more fully described in Note 7.—Fair Value of Financial Instruments. The following table shows the remaining principal balance and fair value of Junior Subordinated Notes issued as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Junior Subordinated Notes (1)	$62,000	$62,000
Fair value adjustment	(14,451)	(15,464)
Total Junior Subordinated Notes	$47,549	$46,536
(1)	Stated maturity of March 2034; requires quarterly interest payments at a variable rate of 3-month LIBOR plus 3.75% per annum.

Note 6.—Securitized Mortgage Trusts

In March 2022, the Company and its subsidiaries (the Sellers), entered into a Purchase, Sale and Assignment Agreement (Sale Agreement) pursuant to which the Sellers sold certain residual interest certificates, and assigned certain optional termination and loan purchase rights, owned by the Sellers relating to 37 securitizations that closed between 2000 and 2007 (the Securitizations).  Pursuant to the terms of the Sale Agreement, the purchaser paid the Company an aggregate cash purchase price of $37.5 million, $20.0 million of which was paid on March 16, 2022, and the remaining balance of the purchase price was paid on March 25, 2022, upon the Company’s satisfaction of certain closing and payment release provisions, including delivery of certain residual interest certificates, set forth in the Sale Agreement.  For the three months ended March 31, 2022, the Company recorded a $9.2 million increase in fair value, net of $277 thousand in transaction costs related to the transfer.

As a result of the sale, in accordance with FASB ASC 810-10-25, the Company deconsolidated the securitized mortgage trust assets totaling approximately of $1.6 billion and trust liabilities of $1.6 billion as of the sale date as it was no longer the primary beneficiary of the consolidated securitization trusts.   The Company shall remain the master servicer with respect to all of the securitizations until such time that the deals are collapsed or payoff.

Securitized Mortgage Trust Assets

Securitized mortgage trust assets, which are recorded at their estimated fair value, are comprised of the following at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Securitized mortgage collateral, at fair value	$—	$1,639,251
REO, at net realizable value (NRV)	—	3,479
Total securitized mortgage trust assets	$—	$1,642,730

Securitized Mortgage Trust Liabilities

Securitized mortgage trust liabilities, which are recorded at their estimated fair value, are comprised of the following at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Securitized mortgage borrowings	$—	$1,614,862

Changes in fair value of net trust assets, including trust REO gains, are comprised of the following for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
	2022	2021
Change in fair value of net trust assets, excluding REO (1)	$9,248	$(3,544)
Gains from trust REO	—	1,871
Change in fair value of net trust assets, including trust REO gains	$9,248	$(1,673)
(1)	Change in fair value of net trust assets, excluding REO for the three months ended March 31, 2022 represents the net increase in fair value of the net trust assets including REO as of February 28, 2022 and transaction costs.

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

The following table presents the estimated fair value of financial instruments included in the consolidated financial statements as of the dates indicated:

	March 31, 2022				December 31, 2021
	Carrying	Estimated Fair Value			Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$70,566	$70,566	$—	$—	$29,555	$29,555	$—	$—
Restricted cash	5,508	5,508	—	—	5,657	5,657	—	—
Mortgage loans held-for-sale	160,422	—	160,422	—	308,477	—	308,477	—
Mortgage servicing rights	856	—	—	856	749	—	—	749
Derivative assets, lending, net (1)	1,742	—	896	846	3,111	—	—	3,111
Securitized mortgage collateral	—	—	—	—	1,639,251	—	—	1,639,251

Liabilities
Warehouse borrowings	$150,721	$—	$150,721	$—	$285,539	$—	$285,539	$—
Convertible notes	20,000	—	—	20,000	20,000	—	—	20,000
Long-term debt	47,549	—	—	47,549	46,536	—	—	46,536
Securitized mortgage borrowings	—	—	—	—	1,614,862	—	—	1,614,862
Derivative liabilities, lending, net (2)	—	—	—	—	55	—	55	—
(1)	Represents IRLCs and Hedging Instruments and are included in other assets in the accompanying consolidated balance sheets.
(2)	Represents Hedging Instruments and are included in other liabilities in the accompanying consolidated balance sheets.

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

For securitized mortgage collateral and securitized mortgage borrowings, the underlying bonds were collateralized by Alt-A (non-conforming) residential and commercial loans and had limited or no market activity. The Company’s methodology to estimate fair value of these assets and liabilities included the use of internal pricing techniques such as the net present value of future expected cash flows (with observable market participant assumptions, where available) discounted at a rate of return based on the Company’s estimates of market participant requirements. The significant assumptions utilized in these internal pricing techniques, which were based on the characteristics of the underlying collateral, include estimated credit losses, estimated prepayment speeds and appropriate discount rates.

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

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its MSRs, securitized mortgage collateral and borrowings, derivative assets and liabilities (IRLCs), Notes and long-term debt as Level 3 fair value measurements. Level 3 assets and liabilities measured at fair value on a recurring basis were approximately 1% and 22% and 83% and 84%, respectively, of total assets and total liabilities measured at estimated fair value at March 31, 2022 and December 31, 2021.

Recurring Fair Value Measurements

The Company assesses its financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers into Level 3 classified instruments during the three months ended March 31, 2022.

The following tables present the Company’s assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at March 31, 2022 and December 31, 2021, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	March 31, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Mortgage loans held-for-sale	$—	$160,422	$—	$—	$308,477	$—
Derivative assets, lending, net (1)	—	896	846	—	—	3,111
Mortgage servicing rights	—	—	856	—	—	749
Securitized mortgage collateral	—	—	—	—	—	1,639,251
Total assets at fair value	$—	$161,318	$1,702	$—	$308,477	$1,643,111
Liabilities
Securitized mortgage borrowings	$—	$—	$—	$—	$—	$1,614,862
Long-term debt	—	—	47,549	—	—	46,536
Derivative liabilities, lending, net (2)	—	—	—	—	55	—
Total liabilities at fair value	$—	$—	$47,549	$—	$55	$1,661,398
(1)	At March 31, 2022, derivative assets, lending, net included $846 thousand in IRLCs and $896 thousand in Hedging Instruments included in other assets in the accompanying consolidated balance sheets. At December 31, 2021, derivative assets, lending, net included $3.1 million in IRLCs and is included in other assets in the accompanying consolidated balance sheets.
(2)	At December 31, 2021, derivative liabilities, lending, net are included in other liabilities in the accompanying consolidated balance sheets.

The following tables present reconciliations for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2022 and 2021:

	Level 3 Recurring Fair Value Measurements
	For the Three Months Ended March 31, 2022

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, December 31, 2021	$1,639,251	$(1,614,862)	$749	$3,111	$(46,536)
Total gains (losses) included in earnings:
Interest income (1)	2,019	—	—	—	—
Interest expense (1)	—	(7,564)	—	—	(386)
Change in fair value	9,248	—	61	(2,265)	1,642
Change in instrument specific credit risk	—	—	—	—	(2,269)	(2)
Total gains (losses) included in earnings	11,267	(7,564)	61	(2,265)	(1,013)
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	46	—	—
Settlements	(1,650,518)	1,622,426	—	—	—
Fair value, March 31, 2022	$—	$—	$856	$846	$(47,549)
Unrealized gains (losses) still held (3)	$—	$—	$856	$846	$14,451

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities prior to the sale in March 2022. Net interest income, including cash received and paid, was $1.2 million for the three months ended March 31, 2022. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive loss is primarily from contractual interest on the securitized mortgage collateral and borrowings.
(2)	Amount represents the change in instrument specific credit risk in other comprehensive loss in the consolidated statements of operations and comprehensive loss.

(3)	Represents the amount of unrealized (losses) gains relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at March 31, 2022.

	Level 3 Recurring Fair Value Measurements
	For the Three Months Ended March 31, 2021

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, December 31, 2020	$2,100,175	$(2,086,557)	$339	$7,275	$(44,413)
Total (losses) gains included in earnings:
Interest income (1)	(4,757)	—	—	—	—
Interest expense (1)	—	(9,110)	—	—	(306)
Change in fair value	82,407	(85,951)	38	(2,197)	1,025
Change in instrument specific credit risk	—	—	—	—	(1,667)	(2)
Total gains (losses) included in earnings	77,650	(95,061)	38	(2,197)	(948)
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	121	—	—
Settlements	(139,280)	153,408	—	—	—
Fair value, March 31, 2021	$2,038,545	$(2,028,210)	$498	$5,078	$(45,361)
Unrealized (losses) gains still held (3)	$(189,589)	$2,405,613	$498	$5,078	$16,639

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $2.2 million for the three months ended March 31, 2021. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive loss is primarily from contractual interest on the securitized mortgage collateral and borrowings.
(2)	Amount represents the change in instrument specific credit risk in other comprehensive loss in the consolidated statements of operations and comprehensive loss.
(3)	Represents the amount of unrealized (losses) gains relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at March 31, 2021

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and nonrecurring basis at March 31, 2022 and December 31, 2021:

		March 31, 2022		December 31, 2021
	Unobservable	Range of	Weighted	Range of	Weighted
Financial Instrument	Input	Inputs	Average	Inputs	Average
Assets and liabilities backed by real estate
Securitized mortgage collateral, and	Prepayment rates	-%	-%	2.9 - 46.3%	10.7%
Securitized mortgage borrowings	Default rates	-%	-%	0.06 - 4.3%	1.7%
	Loss severities	-%	-%	0.01 - 97.6%	70.1%
	Discount rates	-%	-%	2.1 - 13.0%	3.6%
Other assets and liabilities
Mortgage servicing rights	Discount rates	12.5 - 15.0%	12.8%	12.5 - 15.0%	12.8%
	Prepayment rates	8.0 - 12.9%	9.0%	8.01 - 29.1%	10.3%
Derivative assets - IRLCs, net	Pull-through rates	40.0 - 98.0%	73.3%	50.0 - 98.0%	79.0%
Long-term debt	Discount rates	9.4%	9.4%	8.6%	8.6%

For other assets and liabilities, a significant increase in discount rates would result in a significantly lower estimated fair value.  A significant increase or decrease in pull-through rate assumptions would result in a significant increase or decrease, respectively, in the fair value of IRLCs.  The Company believes that the imprecision of an estimate could be significant.

The following tables present the changes in recurring fair value measurements included in net earnings (loss) for the three months ended March 31, 2022 and 2021:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings (Loss)
	For the Three Months Ended March 31, 2022
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Income	Gain on Sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$2,019	$—	$9,248		$—	$—	$—	$11,267
Securitized mortgage borrowings	—	(7,564)	—		—	—	—	(7,564)
Long-term debt	—	(386)	—		1,642	—	—	1,256
Mortgage servicing rights (2)	—	—	—		—	61	—	61
Mortgage loans held-for-sale	—	—	—		—	—	(7,265)	(7,265)
Derivative assets — IRLCs	—	—	—		—	—	(2,265)	(2,265)
Derivative liabilities — Hedging Instruments	—	—	—		—	—	951	951
Total	$2,019	$(7,950)	$9,248	(3)	$1,642	$61	$(8,579)	$(3,559)
(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in gain on MSRs, net in the consolidated statements of operations and comprehensive loss.
(3)	For the three months ended March 31, 2022, change in the fair value of net trust assets, excluding REO was $9.2 million.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Earnings (Loss)
	For the Three Months Ended March 31, 2021
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Income	Gain on Sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$(4,757)	$—	$82,407		$—	$—	$—	$77,650
Securitized mortgage borrowings	—	(9,110)	(85,951)		—	—	—	(95,061)
Long-term debt	—	(306)	—		1,025	—	—	719
Mortgage servicing rights (2)	—	—	—		—	38	—	38
Mortgage loans held-for-sale	—	—	—		—	—	(868)	(868)
Derivative assets — IRLCs	—	—	—		—	—	(2,197)	(2,197)
Derivative liabilities — Hedging Instruments	—	—	—		—	—	1,982	1,982
Total	$(4,757)	$(9,416)	$(3,544)	(3)	$1,025	$38	$(1,083)	$(17,737)
(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in gain on MSRs, net in the consolidated statements of operations and comprehensive loss.
(3)	For the three months ended March 31, 2021, change in the fair value of net trust assets, excluding REO was $3.5 million.

The following is a description of the measurement techniques for items recorded at estimated fair value on a recurring basis.

Mortgage servicing rights—The Company elected to carry its MSRs arising from its mortgage loan origination operations at estimated fair value. The fair value of MSRs is based upon a discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. MSRs are considered a Level 3 measurement at March 31, 2022 and December 31, 2021.

Mortgage loans held-for-sale—The Company elected to carry its mortgage LHFS originated or acquired at estimated fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage LHFS as a Level 2 measurement at March 31, 2022 and December 31, 2021.

Securitized mortgage collateral—The Company elected to carry its securitized mortgage collateral at fair value. These assets consisted primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements were based on the Company’s internal models used to compute the net present value of future expected cash flows with observable market participant assumptions, where available. The Company’s assumptions included its expectations of inputs that other market participants would use in pricing these assets. These assumptions included judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As previously discussed, in March 2022, the Company sold certain certificates, and assigned certain optional termination and loan purchase rights associated with the consolidated securitization trusts for $37.5 million and deconsolidated the securitized mortgage trust assets and liabilities, recording a $9.2 million fair value increase, net of $277 thousand in transaction costs related to the transfer.  Securitized mortgage collateral was considered a Level 3 measurement at December 31, 2021.

Securitized mortgage borrowings—The Company elected to carry its securitized mortgage borrowings at fair value. These borrowings consisted of individual tranches of bonds issued by securitization trusts and were primarily backed by non-conforming mortgage loans. Fair value measurements included the Company’s judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As previously discussed, in March 2022, the Company sold certain certificates, and assigned certain optional termination and loan purchase rights associated with the consolidated securitization trusts for $37.5 million and deconsolidated the securitized mortgage trust assets and liabilities, recording a $9.2 million fair value increase, net of $277 thousand in transaction costs related to the transfer.  Securitized mortgage borrowings were considered a Level 3 measurement at December 31, 2021.

Long-term debt—The Company elected to carry its junior subordinated notes at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company’s own credit risk, including previous settlements with trust preferred debt holders and discounted cash flow analysis. As of March 31, 2022, long-term debt had UPB of $62.0 million compared to an estimated fair value of $47.5 million. The aggregate UPB exceeded the fair value by $14.5 million at March 31, 2022. The long-term debt is considered a Level 3 measurement at March 31, 2022 and December 31, 2021.

Derivative assets and liabilities, lending— Derivative assets and liabilities, lending are carried at fair value and are accounted for as free standing derivatives. All derivative financial instruments are recognized on the consolidated balance sheets at fair value with changes in the fair values being reported in current period earnings.  The derivatives include IRLCs with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. The derivatives also include hedging instruments (typically to-be-announced mortgage-backed securities (TBA MBS), forward loan commitments and interest rate swap futures) used to hedge the fair value changes associated with changes in interest rates relating to its mortgage lending originations. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated Pull-through Rate. The anticipated Pull-through Rate is an unobservable input based on historical experience, which results in classification of IRLCs as a Level 3 measurement at March 31, 2022 and December 31, 2021.  The fair value of the Hedging Instruments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, the Hedging Instruments are classified as a Level 2 measurement at March 31, 2022 and December 31, 2021.  The Company also utilizes swap futures to hedge interest rate risk. These instruments are actively traded in a liquid market and classified as Level 1 inputs.

The following table includes information for the derivative assets and liabilities related to lending for the periods presented:

			Total Gains (Losses)
	Notional Amount		For the Three Months Ended
	March 31,	December 31,	March 31,
	2022	2021	2022	2021
Derivative – IRLC's (1)	$121,991	$255,150	$(2,265)	$(2,197)
Derivative – TBA MBS (1)	41,000	102,000	3,688	5,211
Derivative – Swap Futures (1)	26,000	—	1,405	—
(1)	Amounts included in gain on sale of loans, net within the accompanying consolidated statements of operations and comprehensive loss.

Nonrecurring Fair Value Measurements

The Company is required to measure certain assets and liabilities at estimated fair value from time to time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10.

There were no financial or non-financial assets measured using nonrecurring fair value measurements at March 31, 2022.

The following tables present financial and non-financial assets measured using nonrecurring fair value measurements at March 31, 2021, respectively:

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

Real estate owned—REO consists of residential real estate (within securitized mortgage trust assets) acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. REO balance representing REOs which have been impaired subsequent to foreclosure are subject to nonrecurring fair value measurement and are included in the nonrecurring fair value measurements tables. Fair values of REO are generally based on observable market inputs, and are considered Level 2 measurements at March 31, 2022 and December 31, 2021.

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

For the quarter ended March 31, 2022, the Company recorded income tax expense of approximately $23 thousand, which was the result of state income taxes from states where the Company does not have net operating loss (NOL) carryforwards or state minimum taxes. Tax benefit for the three months ended March 31, 2021, was the result of net loss during the period partially offset by state income taxes from states where the Company does not have net operating loss (NOL) carryforwards or state minimum taxes.  The net deferred tax assets (DTA) were fully reserved for at March 31, 2022, consistent with December 31, 2021.

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

	For the Three Months Ended
	March 31,
	2022	2021
Numerator for basic loss per share:
Net loss	$(1,184)	$(683)
Less: Cumulative non-declared dividends on preferred stock (1)	(390)	—
Net loss attributable to common stockholders	$(1,574)	$(683)

Numerator for diluted loss per share:
Net loss	$(1,574)	$(683)
Interest expense attributable to convertible notes (2)	—	—
Net loss plus interest expense attributable to convertible notes	$(1,574)	$(683)

Denominator for basic loss per share (3):
Basic weighted average common shares outstanding during the period	21,417	21,294

Denominator for diluted loss per share (3):
Basic weighted average common shares outstanding during the period	21,417	21,294
Net effect of dilutive convertible notes and warrants (2)	—	—
Net effect of dilutive stock options, DSU’s, RSA's and RSU's (2)	—	—
Diluted weighted average common shares	21,417	21,294
Net loss per common share:
Basic	$(0.07)	$(0.03)
Diluted	$(0.07)	$(0.03)
(1)	Cumulative non-declared dividends in arrears are included beginning July 15, 2021, which was the date the Maryland Court of Appeals affirmed the decision in granting summary judgment in favor of the plaintiffs on the Preferred B voting rights (see Note 12. – Equity and Share Based Payments).
(2)	Adjustments to diluted loss per share for the three months ended March 31, 2022 and 2021, were excluded from the calculation, as they were anti-dilutive.
(3)	Number of shares presented in thousands.

At March 31, 2022 and 2021, there were 844 thousand and 1.1 million shares, respectively, of stock options, RSUs and DSUs outstanding in the aggregate.  For the three months ended March 31, 2022 and 2021, there were 930 thousand shares attributable to the Notes that were anti-dilutive.  Additionally, for the three months ended March 31, 2022 and 2021, there were 213 thousand warrants that were anti-dilutive.

In addition to the potential dilutive effects of stock options, RSAs, RSUs, DSUs, warrants and Notes listed above, see Note 12.—Equity and Share Based Payments, Redeemable Preferred Stock, for a description of cumulative undeclared dividends in arrears.

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

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Three Months Ended March 31, 2022:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$5,955	$—	$—	$—	$5,955
Servicing expense, net	(12)	—	—	—	(12)
Gain on mortgage servicing rights, net	111	—	—	—	111
Real estate services fees, net	—	185	—	—	185
Other revenue	2	—	16	933	951
Other operating expense	(14,502)	(358)	(13)	(4,484)	(19,357)
Other income (expense)	389	—	11,082	(465)	11,006
Net (loss) earnings before income tax expense	$(8,057)	$(173)	$11,085	$(4,016)	(1,161)
Income tax expense					23
Net loss					$(1,184)

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Three Months Ended March 31, 2021:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$20,131	$—	$—	$—	$20,131
Servicing (expense) fees, net	(119)	—	—	—	(119)
Gain on mortgage servicing rights, net	38	—	—	—	38
Real estate services fees, net	—	210	—	—	210
Other revenue	23	—	27	274	324
Other operating expense	(16,228)	(368)	(122)	(4,580)	(21,298)
Other (expense) income	(183)	—	656	(461)	12
Net earnings (loss) before income tax expense	$3,662	$(158)	$561	$(4,767)	$(702)
Income tax benefit					(19)
Net loss					$(683)

	Mortgage	Real Estate	Long-term	Corporate
Balance Sheet Items as of:	Lending	Services	Portfolio	and other	Consolidated
Total Assets at March 31, 2022 (1)	$239,620	$502	$96	$29,372	$269,590
Total Assets at December 31, 2021 (1)	$351,173	$502	$1,642,871	$28,225	$2,022,771
(1)	All segment asset balances exclude intercompany balances.

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

The legal matter updates summarized below are ongoing and may have an effect on the Company’s business and future financial condition and results of operations:

On December 7, 2011, a purported class action was filed in the Circuit Court of Baltimore City entitled Timm v. Impac Mortgage Holdings, Inc., et al. alleging on behalf of holders of the Company’s 9.375% Series B Cumulative Redeemable Preferred Stock (Preferred B) and 9.125% Series C Cumulative Redeemable Preferred Stock (Preferred C) who did not tender their stock in connection with the Company’s 2009 completion of its Offer to Purchase and Consent Solicitation that the Company failed to achieve the required consent of the Preferred B and C holders, the consents to amend the Preferred stock were not effective because they were given on unissued stock (after redemption), the Company tied the tender offer with a consent requirement that constituted an improper “vote buying” scheme, and that the tender offer was a breach of a fiduciary duty. The action sought the payment of two quarterly dividends for the Preferred B and C holders, the unwinding of the consents and reinstatement of the cumulative dividend on the Preferred B and C stock, and the election of two directors by the Preferred B and C holders. The action also sought punitive damages and legal expenses. On July 16, 2018, the Circuit Court entered a Judgment Order (“Judgment Order”) whereby it (1) declared and entered judgment in favor of all defendants on all claims related to the Preferred C holders and all claims against all individual defendants thereby affirming the validity of the 2009 amendments to the Preferred C Articles Supplementary; (2) declared its interpretation of the voting provision language in the Preferred B Articles Supplementary to mean that consent of two-thirds of the Preferred B stockholders was required to approve the 2009 amendments to the Preferred B Articles Supplementary, which consent was not obtained, thus rendering the amendments invalid and leaving the 2004 Preferred B Articles Supplementary in effect; (3) ordered the Company to hold a special election within sixty days for the Preferred B stockholders to elect two directors to the Board of Directors pursuant to the 2004 Preferred B Articles Supplementary (which Directors will remain on the Company’s Board of Directors until such time as all accumulated dividends on the Preferred B have been paid or set aside for payment); and (4) declared that the Company is required to pay three quarters of dividends on the Preferred B stock under the 2004 Preferred B Articles Supplementary (approximately, $1.2 million, but did not order the Company to make any payment at that time). The Circuit Court declined to certify any class pending the outcome of appeals and certified its Judgment Order for immediate appeal. On October 2, 2019, the Court of Special Appeals held oral argument for all appeals in the matter. On April 1, 2020, the Court of Special Appeals issued an opinion affirming the judgment in favor of the plaintiffs on all claims involving Preferred C, and affirming judgment for plaintiffs on the Preferred B voting rights finding that the voting rights provision was not ambiguous.  In response, the Company filed a petition for a writ of certiorari to the Maryland Court of Appeals appealing the Court of Special Appeals opinion, which was granted on July 13, 2020. All parties submitted their briefs and oral argument was held on December 4, 2020. On July 15, 2021, the Maryland Court of Appeals affirmed the decision of the Circuit Court (and the Court of Special Appeals) in granting summary judgment in favor of the plaintiffs on the Preferred B voting rights and, although the Court of Appeals found the voting rights provision to be ambiguous, it concluded that the extrinsic evidence presented to the Circuit Court, which it found to be undisputed, supported the plaintiffs’ interpretation that the voting rights provision required separate voting by the Preferred B stockholders to amend the 2004 Preferred B Articles Supplementary. Accordingly, the 2009 amendments to the Preferred B Articles Supplementary were not validly adopted and the 2004 Preferred Articles Supplementary remain in effect. On August 17, 2021, the Court of Appeals issued its mandate returning the case to the Circuit Court for final proceedings. On October 25, 2021, the case was assigned to a judge of the Circuit Court to oversee final disposition of outstanding issues. Thereafter, and in consideration of the Circuit Court’s outstanding Order, co-Plaintiff Camac Fund LP called upon the Company to hold a special meeting of the Preferred B stockholders for the election of two directors (“Special Meeting”) under the 2004 Preferred B Articles Supplementary. The Special Meeting was convened on October 13, 2021, then adjourned by a vote of all shares present to November 23, 2021 due to lack of a quorum sufficient for election of directors. A quorum was not present at the meeting as reconvened on November 23, 2021, and the Special Meeting was further adjourned to January 6, 2022.  At the reconvened Special Meeting held on January 6, 2022, a quorum was again not present, and the meeting was concluded.  As a quorum was not established at the Special Meeting, no directors have yet been elected by the holders of Series B Preferred Shares.  On remand, the Circuit Court entered a scheduling order on November 5, 2021 directing plaintiffs to file any motions for certification of a Preferred B class and any other requested relief by December 17, 2021, and further directing the parties to file responses by January 18, 2022 and replies by February 1, 2022. The parties complied and Circuit Court heard arguments on February 18, 2022. The Circuit Court took the matters under submission and has not yet issued any rulings.

On September 18, 2018, a purported class action was filed in the Superior Court of California, Orange County, entitled McNair v. Impac Mortgage Corp. dba CashCall Mortgage. The plaintiff contends the defendant did not pay the plaintiff and purported class members overtime compensation, provide required meal and rest breaks, or provide accurate wage statements. The action seeks damages, restitution, penalties, interest, attorney’s fees, and all other appropriate injunctive, declaratory, and equitable relief. On March 8, 2019, a First Amended Complaint was filed, which added a claim alleging PAGA violations. On March 12, 2019, the parties filed a stipulation with the court stating (1) the plaintiff’s individual claims should be arbitrated pursuant to the parties’ arbitration agreement, (2) the class claims should be struck from the First Amended Complaint, and (3) the plaintiff will proceed solely with regard to her PAGA claims. This case was consolidated with the Batres v. Impac Mortgage Corp. dba CashCall Mortgage case discussed below with a rescheduled trial date of January 18, 2022.  On October 28, 2021, the Company entered into a settlement agreement, which was amended and restated on February 17, 2022.  On March 14, 2022, the court issued an order granting preliminary approval of the settlement. No assurances can be given that such settlement will receive final approval by the court.

On December 27, 2018, a purported class action was filed in the Superior Court of California, Orange County, entitled Batres v. Impac Mortgage Corp. dba CashCall Mortgage. The plaintiff contends the defendant did not pay the plaintiff and purported class members overtime compensation, provide required meal and rest breaks, or provide accurate wage statements. The action seeks damages, restitution, penalties, interest, attorney’s fees, and all other appropriate injunctive, declaratory, and equitable relief.  On March 14, 2019, the plaintiff filed an amended complaint alleging only PAGA violations and seeking penalties, attorneys’ fees, and such other appropriate relief.  This case was consolidated with the McNair v. Impac Mortgage Corp. dba CashCall Mortgage discussed above with a rescheduled trial date of January 18, 2022.  On October 28, 2021, the Company entered into a settlement agreement, which was amended and restated on February 17, 2022.   On March 14, 2022, the court issued an order granting preliminary approval of the settlement.  No assurances can be given that such settlement will receive final approval by the court.

On December 17, 2021, a summons with notice was filed in the Supreme Court of the State of New York, County of New York, initiating a lawsuit entitled UBS Americas Inc., et al. v. Impac Funding Corporation et al.  The plaintiffs contend that the defendants are required to indemnify payments that plaintiffs made to resolve claims asserted by the Federal Home Loan Bank of San Francisco and HSH Nordbank AG related to certain residential mortgage-backed securities (RMBS).  Plaintiffs contend that the RMBS included loans that the defendants allegedly sold to certain UBS entities in breach of contractual representations and warranties.  Plaintiffs further contend that they settled the cases for which plaintiffs are demanding indemnification in December 2015 and March 2016. On April 18, 2022, the Company accepted service of the summons with notice on behalf of Impac Funding Corp. and Impac Mortgage Holdings, Inc.  The Company believes the claims are without merit and intends to defend itself vigorously.

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

Please refer to IMH’s report on Form 10-K for the year ended December 31, 2021 for additional information regarding litigation and claims.

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

The following table summarizes the repurchase reserve activity, within other liabilities on the consolidated balance sheets, related to previously sold loans for the three months ended March 31, 2022 and year ended December 31, 2021:

	March 31,	December 31,
	2022	2021
Beginning balance	$4,744	$7,054
Provision for repurchases (1)	574	111
Settlements	(272)	(2,421)
Total repurchase reserve	$5,046	$4,744
(1)	The provision for repurchases is included in gain on sale of loans, net in the accompanying consolidated statements of operations and comprehensive loss.

Corporate-owned Life Insurance Trusts

During the first quarter of 2020, there was a triggering event that caused the Company to reevaluate the consolidation of certain corporate-owned life insurance trusts. As a result, the Company has consolidated life insurance trusts for three former executive officers. The corporate-owned life insurance contracts are recorded at cash surrender value, which is provided by a third party and held within trusts.  At March 31, 2022, the cash surrender value of the policies was $11.7 million and were recorded within other assets on the consolidated balance sheets.  At March 31, 2022, the liability associated with the corporate-owned life insurance trusts was $13.1 million and is recorded in other liabilities on the consolidated balance sheets.

	At March 31, 2022
Corporate-owned life insurance trusts:	Trust #1	Trust #2	Trust #3	Total
Corporate-owned life insurance cash surrender value	$5,361	$4,166	$2,193	$11,720
Corporate-owned life insurance liability	6,068	4,757	2,318	13,143
Corporate-owned life insurance shortfall (1)	$(707)	$(591)	$(125)	$(1,423)
(1)	The initial $1.3 million of shortfall was recorded as a change in retained deficit at the time of the consolidation of the trusts. The additional shortfall was recognized in the accompanying consolidated statements of operations and comprehensive loss.

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

As a result, as of March 31, 2022, the Company has cumulative undeclared dividends in arrears of approximately $19.5 million, or approximately $29.30 per outstanding share of Preferred B, thereby increasing the liquidation value to approximately $54.30 per share. Additionally, every quarter the cumulative undeclared dividends in arrears will increase by $0.5859 per Preferred B share, or approximately $390 thousand. The liquidation preference, inclusive of Preferred B cumulative undeclared dividends in arrears, is only payable upon declaration by the Board of Directors, settlement, voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs.  In addition, once the Circuit Court determines basis for an appropriate record date, the Company will be required to pay the three quarters of dividends on the Preferred B stock under the 2004 Preferred B Articles Supplementary (approximately $1.2 million, which had been previously accrued for.)  Co-Plaintiff Camac Fund LP called for a special meeting of the Preferred B stockholders for the election of two additional directors, which was originally convened at approximately 9:00 a.m. pacific time on October 13, 2021. A quorum was not present at the meeting as originally convened and all of the shares present at the Special Meeting voted in favor of adjourning the Special Meeting to Tuesday, November 23, 2021 at 9:00 a.m., Pacific Time. A quorum was not present at the meeting as reconvened on Tuesday, November 23, 2021 at 9:00 a.m. pacific time, and the Special Meeting was further adjourned to January 6, 2022 at 9:00 a.m. pacific time. At the reconvened Special Meeting held on Thursday, January 6, 2022, a quorum was not present, and the meeting was concluded. As a quorum was not established at the Special Meeting, no Preferred Directors have yet been elected by the holders of Series B Preferred Shares.

At March 31, 2022, the Company had $71.3 million in outstanding liquidation preference of Series B and Series C Preferred Stock (plus cumulative unpaid dividends in the case of the Series B Preferred Stock). The holders of each series of Preferred Stock, which are non-voting and redeemable at the option of the Company, retain the right to a $25.00 per share liquidation preference (plus cumulative unpaid dividends in the case of the Series B Preferred Stock) in the event of a liquidation of the Company and the right to receive dividends on the Preferred Stock if any such dividends are declared.

On April 29, 2022, the Company entered into voting agreements (the Voting Agreements), with holders of 59.3% of the outstanding shares of its 9.375% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share (Series B Preferred Stock), 53.2% of the outstanding shares of its 9.125% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share (the Series C Preferred Stock), and 40.2% of the outstanding shares of its common stock, par value $0.01 per share (the Common Stock), to vote in favor of proposed amendments to the provisions of the Company’s charter setting forth the terms of the Series B Preferred Stock and Series C Preferred Stock (the Proposed Amendments) to (1) permit closing of a proposed exchange offer, described below (the Exchange Offer), without payment of any accrued or accumulated dividends on any outstanding shares of Series B Preferred Stock or Series C Preferred Stock, and (2) provide that, following the effectiveness of the Proposed Amendments and the Exchange Offer, the remaining outstanding shares of Series B Preferred Stock and Series C Preferred Stock would be subject to redemption at the election of the Company or the holders of any outstanding shares of Series B Preferred Stock or Series C Preferred Stock, as the case may be, for the following redemption consideration: (i) for each outstanding share of Series B Preferred Stock, subject to potential escrow or reduction to reflect the payment of any attorneys’ fees or costs that are the subject of any petition therefor filed by any attorneys representing holders of Series B Preferred Stock or any order entered by a court in respect of any such petition, (a) cash in the amount of $5.00 and (b) twenty (20) shares of Common Stock and (ii) for each outstanding share of Series C Preferred Stock, (a) cash in the amount of $0.10; (b) 1.25 shares of Common Stock and (c) a warrant to purchase 1.5 shares of Common Stock at a purchase price of $5.00 per share of Common Stock.

In the proposed Exchange Offer, the Company currently intends to offer to repurchase each outstanding share of Series B Preferred Stock and each outstanding share of Series C Preferred Stock in exchange for the corresponding redemption consideration described above, after giving effect to any attorneys’ fees or costs ordered to be paid from such consideration.  Closing of the Exchange Offer, if effected by the Company, is expected to be contingent upon the approval of the Proposed Amendments by the stockholders of the Company, which will require the affirmative vote of holders of at least each of 66 2/3% of the outstanding shares of Series B Preferred Stock, 66 2/3% of the outstanding shares of Series C Preferred Stock and a majority of the outstanding shares of Common Stock, and acceptance for record of the Proposed Amendments by the State Department of Assessments and Taxation of Maryland. The Voting Agreements also limit transferability of the shares of Series B Preferred Stock, Series C Preferred Stock and Common Stock during the term of the voting agreement and certain holders of Series B Preferred Stock and Series C Preferred Stock have also agreed, as part of the Voting Agreements, to trading limitations in connection with any Common Stock they receive in the Exchange Offer or as part of the redemption.

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

Share Based Payments

The following table summarizes activity, pricing and other information for the Company’s stock options for the three months ended March 31, 2022:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at the beginning of the year	570,228	$7.89
Options granted	—	—
Options exercised	—	—
Options forfeited/cancelled	(3,334)	3.59
Options outstanding at the end of the period	566,894	7.92
Options exercisable at the end of the period	518,874	$8.34

As of March 31, 2022, there was approximately $64 thousand of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 1.9 years.

The following table summarizes activity, pricing and other information for the Company’s RSU’s for the three months ended March 31, 2022:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
RSUs outstanding at beginning of the year	397,829	$4.11
RSUs granted	—	—
RSUs issued	(122,486)	4.31
RSUs forfeited/cancelled	—	—
RSUs outstanding at end of the period	275,343	$4.02

As of March 31, 2022, there was approximately $806 thousand of total unrecognized compensation cost related to the RSU compensation arrangements granted under the plan. That cost is expected to be recognized over the remaining weighted average period of 1.5 years.

The following table summarizes activity, pricing and other information for the Company’s DSU’s for the three months ended March 31, 2022:

Weighted-
Average
	Number of	Grant Date
	Shares	Fair Value
DSUs outstanding at the beginning of the year	54,500	$6.61
DSUs granted	—	—
DSUs issued	—	—
DSUs forfeited/cancelled	—	—
DSUs outstanding at the end of the period	54,500	$6.61

As of March 31, 2022, there was no unrecognized compensation cost related to the DSU compensation arrangements granted under the plan.

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

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “likely,” “projected,” “should,” “could,” “seem to,” “anticipate,” “plan,” “intend,” “project,” “assume,” or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to the following: ongoing impact on the U.S. economy and financial markets due to the outbreak of the novel coronavirus, and any adverse impact or disruption to the Company’s operations; our ability to complete the contemplated Exchange Offer with the holders of Series B Preferred Stock and Series C Preferred Stock; unemployment rates; successful development, marketing, sale and financing of new and existing financial products, ability to successfully re-engage in lending activities; interest rate levels; inability to successfully reduce prepayment on our mortgage loans; ability to successfully diversify our loan products; decrease in our mortgage servicing portfolio or its market value; ability to increase our market share and geographic footprint in the various residential mortgage businesses; ability to manage and sell MSRs as needed; ability to successfully sell loans to third-party investors; volatility in the mortgage industry; unexpected interest rate fluctuations and margin compression; our ability to manage personnel expenses in relation to mortgage production levels; our ability to successfully use warehousing capacity and satisfy financial covenants; increased competition in the mortgage lending industry by larger or more efficient companies; issues and system risks related to our technology including cyber risk and data security risk; ability to successfully create cost and product efficiencies through new technology; more than expected increases in default rates or loss severities and mortgage related losses; ability to obtain additional financing, through lending and repurchase facilities, debt or equity funding, strategic relationships or otherwise; the terms of any financing, whether debt or equity, that we do obtain and our expected use of proceeds from any financing; increase in loan repurchase requests and ability to adequately settle repurchase obligations; failure to create brand awareness; the outcome, including any settlements, of litigation or regulatory actions pending against us or other legal contingencies; and our compliance with applicable local, state and federal laws and regulations and other general market and economic conditions.

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, and other subsequent reports we file under the Securities Exchange Act of 1934. This document speaks only as of its date and we do not undertake, and specifically disclaim any obligation, to release publicly the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements except as required by law.

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

Selected Financial Results

	For the Three Months Ended
	March 31,	December 31,	March 31,
(in thousands, except per share data)	2022	2021	2021
Revenues:
Gain on sale of loans, net	$5,955	$14,861	$20,131
Servicing expense, net	(12)	(39)	(119)
Gain (loss) on mortgage servicing rights, net	111	(68)	38
Real estate services fees, net	185	212	210
Other	951	(29)	324
Total revenues, net	7,190	14,937	20,584
Expenses:
Personnel expense	11,921	13,204	14,924
Business promotion	2,301	2,249	1,193
General, administrative and other	5,135	5,040	5,181
Total expenses	19,357	20,493	21,298
Operating loss:	(12,167)	(5,556)	(714)
Other income:
Net interest income	116	403	660
Change in fair value of long-term debt	1,642	1,459	1,025
Change in fair value of net trust assets	9,248	7,284	(1,673)
Total other income, net	11,006	9,146	12
(Loss) earnings before income taxes	(1,161)	3,590	(702)
Income tax expense (benefit)	23	8	(19)
Net (loss) earnings	$(1,184)	$3,582	$(683)
Other comprehensive loss:
Change in fair value of instrument specific credit risk	(2,269)	(1,148)	(1,667)
Total comprehensive (loss) earnings	$(3,453)	$2,434	$(2,350)

Diluted weighted average common shares	21,417	21,359	21,294
Diluted (loss) earnings per share	$(0.07)	$0.15	$(0.03)

Status of Operations

Key Metrics – First quarter 2022

●	At March 31, 2022, unrestricted cash was $70.6 million as compared to $29.6 million at December 31, 2021.
●	During the three months ended March 31, 2022, we sold the legacy securitization portfolio for $37.5 million recording a $9.2 million increase in fair value, net of $277 thousand in transaction costs, resulting in the deconsolidation of securitized mortgage trust assets of approximately $1.6 billion and related securitized mortgage trust liabilities of approximately $1.6 billion.
●	For the three months ended March 31, 2022, total originations were $482.1 million as compared to $759.4 million for the three months ended December 31, 2021 and $849.9 million for the three months ended March 31, 2021.

●	For the three months ended March 31, 2022, non-qualified mortgage (NonQM) origination volumes were $314.3 million as compared to $382.1 million for the three months ended December 31, 2021 and $14.7 million for the three months ended March 31, 2021.

●	Gain on sale of loans, net was $6.0 million for the three months ended March 31, 2022 as compared to $14.9 million for the three months ended December 31, 2021 and $20.1 million for the three months ended March 31, 2021.

●	Operating expenses (personnel, business promotion and general, administrative and other) for the three months ended March 31, 2022 decreased to $19.4 million from $20.5 million for the three months ended December 31, 2021 and $21.3 million for the three months ended March 31, 2021.

For the three months ended March 31, 2022, we reported a net loss of $1.2 million, or $0.07 per diluted common share, as compared to a net loss of $683 thousand, or $0.03 per diluted common share, for the three months ended March 31, 2021.  For the three months ended March 31, 2022, core loss before tax (as defined below in Non-GAAP Financial Measures) was $13.0 million, or $0.61 per diluted common share, as compared to a core loss before tax of $262 thousand, or $0.01 per diluted common share, for the three months ended March 31, 2021.

Net loss for the three months ended March 31, 2022 increased to $1.2 million as compared to $683 thousand for the three months ended March 31, 2021.  The quarter over quarter increase in net loss was primarily due to a $14.2 million decrease in gain on sale of loans, net, partially offset by a $11.0 million increase in other income and a $1.9 million decrease in operating expenses.  The decrease in gain on sale of loans, net for the first quarter of 2022 was due to the increase in interest rates beginning in the fourth quarter of 2021. This change, coupled with a significant increase in credit spreads during the first quarter of 2022, resulted in a substantial over supply of low coupon originations causing a severe decline in margins and diminishing capital market distribution exits for originators reliant upon an aggregation execution model.  As a result, we began to increase the coupon on our loan products in January 2022, which resulted in significantly reduced origination volumes during the first quarter of 2022.  For the three months ended March 31, 2022, we originated $482.1 million, with margins of 124 basis points (bps), as compared to $849.9 million of originations in the first quarter of 2021, with margins of 237 bps.  Offsetting the increase in net loss was an increase in other income of $11.0 million as a result of the sale of the legacy securitization portfolio which resulted in a $9.2 million increase in fair value during the quarter as well as a $1.6 million increase in fair value of our long-term debt. Additionally, operating expenses were lower during the first quarter of 2022 due to a reduction in variable compensation commensurate with reduced originations as well as a slight reduction in headcount to support reduced volume.

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (GAAP), we use the following non-GAAP financial measures: core loss before tax and diluted core loss per share before tax.  Core loss and diluted core loss per share are financial measurements calculated by adjusting GAAP net (loss) earnings before tax to exclude certain non-cash items, such as fair value adjustments and mark-to-market of mortgage servicing rights (MSRs), and legacy non-recurring expenses.  The fair value adjustments are non-cash items which management believes should be excluded when discussing our ongoing and future operations.  We use core loss before tax as we believe that it more accurately reflects our current business operations of mortgage originations and further aids our investors in understanding and analyzing our core operating results and comparing them among periods. These non-GAAP financial measures are not intended to be considered in isolation or as a substitute for (Loss) earnings before income taxes, net (loss) earnings or diluted (loss) earnings per common share (EPS) prepared in accordance with GAAP.  The tables below provide a reconciliation of (loss) earnings before income taxes and diluted (loss) earnings per common share to non-GAAP core loss before tax and non-GAAP diluted core loss per common share before tax:

	For the Three Months Ended
	March 31,	December 31,	March 31,
(in thousands, except per share data)	2022	2021	2021
(Loss) earnings before income taxes:	$(1,161)	$3,590	$(702)

Change in fair value of mortgage servicing rights	(143)	(32)	(50)
Change in fair value of long-term debt	(1,642)	(1,459)	(1,025)
Change in fair value of net trust assets, including trust REO gains	(9,248)	(7,284)	1,673
Legacy corporate-owned life insurance (1)	(816)	166	(158)
Core loss before tax	$(13,010)	$(5,019)	$(262)

Diluted weighted average common shares	21,417	21,359	21,294
Diluted core loss per common share before tax	$(0.61)	$(0.23)	$(0.01)

Diluted (loss) earnings per common share	$(0.07)	$0.15	$(0.03)
Adjustments:
Cumulative non-declared dividends on preferred stock	0.02	0.02	—
Change in fair value of mortgage servicing rights	(0.01)	—	—
Change in fair value of long-term debt	(0.08)	(0.07)	(0.05)
Change in fair value of net trust assets, including trust REO gains	(0.43)	(0.34)	0.08
Legacy corporate-owned life insurance	(0.04)	0.01	(0.01)
Diluted core loss per common share before tax	$(0.61)	$(0.23)	$(0.01)
(1)	Amounts included in other revenues, general, administrative and other expense and net interest income for amounts associated with the cash surrender value of corporate-owned life insurance trusts, premiums associated with the corporate-owned life insurance trusts liabilities, and interest expense on the corporate-owned life insurance trusts, respectively, in the accompanying consolidated statements of operations and comprehensive loss.

Originations by Channel:

	For the Three Months Ended March 31,
	March 31,	December 31,		March 31,
(in millions)	2022	2021	%	2021	%
Retail	$288.9	$497.3	60%	$773.1	91%
Wholesale	193.2	262.1	40	76.8	9
Total originations	$482.1	$759.4	100%	$849.9	100%

During the first quarter of 2022, total originations were $482.1 million as compared to $759.4 million in the fourth quarter of 2021 and $849.9 million in the first quarter of 2021.  The decrease in originations as compared to the fourth and first quarters of 2021, was due to the significant increase in interest rates which began in the fourth quarter of 2021, resulting in a reduction in refinance volume due to the number of loans that had previously refinanced during the preceding historically low interest rate environment.  While we began to shift our origination focus away from more rate and margin sensitive conventional originations during the first quarter of 2021, the increase in interest rates which began in the fourth quarter of 2021, caused a significant increase in credit spreads, resulting in a substantial over supply of low coupon originations causing a severe decline in margins and diminished capital market distribution exits for originators reliant upon an aggregation execution model.  As a result, we began to increase the coupon on our loan products in January 2022 which significantly reduced our origination volumes during the first quarter of 2022 as compared to the fourth quarter of 2021. We continue to manage our headcount, pipeline and capacity to balance the risks inherent in an aggregation execution model.

Our loan products primarily include conventional loans eligible for sale to Fannie Mae and Freddie Mac, NonQM mortgages and loans eligible for government insurance (government loans) by the Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).

Originations by Loan Type:

	For the Three Months Ended March 31,
(in millions)	2022	2021	% Change
Conventional	$158.1	$779.0	(80)%
NonQM	314.3	14.7	2,038
Jumbo	4.6	47.4	(90)
Government (1)	5.1	8.8	(42)
Total originations	$482.1	$849.9	(43)%
(1)	Includes all government-insured loans including FHA, VA and USDA.

We continue to believe there is an underserved mortgage market for borrowers with strong credit who may not meet the qualified mortgage (QM) guidelines set out by the Consumer Financial Protection Bureau.  During the fourth quarter of 2021, we originated $382.1 million in NonQM loans and were on pace to exceed our fourth quarter 2021 NonQM originations during the first quarter of 2022, prior to the recent dislocation in NonQM pricing as a result of widening credit spreads.  Correspondingly, during the first quarter of 2022, NonQM originations decreased to $314.3 million from $382.1 million during the fourth quarter, but up from $14.7 million during the first quarter of 2021.  During the first quarter of 2022, NonQM originations represented 65% of our total originations, which was an increase over the fourth quarter of 2021 which represented 50% of our total originations and only 2% of our total originations during the first quarter of 2021.

In the first quarter of 2022, our NonQM originations had a weighted average Fair Isaac Company credit score (FICO) of 740 and a weighted average LTV ratio of 66%.  For the year ended December 31, 2021, our NonQM originations had a weighted average FICO of 747 and a weighted average LTV of 65%.

Originations by Purpose:

	For the Three Months Ended March 31,
(in millions)	2022	%	2021	%
Refinance	$378.0	78%	$825.9	97%
Purchase	104.1	22	24.0	3
Total originations	$482.1	100%	$849.9	100%

During the first quarter of 2022, refinance volume decreased to $378.0 million as compared to $825.9 million in the first quarter of 2021. The decrease in originations was due to the aforementioned significant increase in interest rates as compared to the first quarter of 2021.  We continue to manage our headcount, pipeline and capacity to balance the risks inherent in an aggregation execution model.

Mortgage Servicing Portfolio:

	March 31,	December 31,	%	March 31,	%
(Unpaid principal balance (UPB), in millions)	2022	2021	Change	2021	Change
Mortgage servicing portfolio	$74.1	$71.8	3.1%	$40.7	82%

The mortgage servicing portfolio increased to $74.1 million at March 31, 2022 as compared to $71.8 million at December 31, 2021 and $40.7 million at March 31, 2021.  We continue to sell whole loans on a servicing released basis to investors and selectively retain GNMA mortgage servicing. The servicing portfolio generated net servicing expense of $12 thousand in the first quarter of 2022, as compared to net servicing expense of $119 thousand in the first quarter of 2021, as a result of the previous servicing sales in the second and third quarters of 2020.  Despite the increase in UPB of the servicing portfolio during 2022, we continue to recognize a servicing expense related to interim subservicing and other servicing costs due to the relatively small UPB of our current servicing portfolio.

The following table includes information about our mortgage servicing portfolio:

	At March 31,	% 60+ days	At December 31,	% 60+ days
(in millions)	2022	delinquent (1)	2021	delinquent (1)
Ginnie Mae	$74.1	0.72%	$71.8	2.00%
Freddie Mac	—	—	—	—
Fannie Mae	—	—	—	—
Total servicing portfolio	$74.1	0.72%	$71.8	2.00%
(1)	Based on loan count.

For the first quarter of 2022, real estate services fees were $185 thousand as compared to $212 thousand in the fourth quarter of 2021 and $210 thousand in the first quarter of 2021.  Real estate services fees, net is generated from our former long-term mortgage portfolio which continued to decline in size.  Additionally, as previously noted, in March 2022, we sold our residual interest certificates, and assigned certain optional termination and loan purchase rights which entails the entire legacy securitization portfolio within our long-term mortgage portfolio.  As a result, it is our expectation that the real estate services fees generated from the long-term mortgage portfolio will significantly decline in future periods as the securitizations are called or collapsed by the purchaser.

In March 2022, we recorded a $9.2 million increase in fair value, net of $277 thousand in transaction costs related to the transfer of the legacy securitization portfolio.  As a result of the sale, in accordance with FASB ASC 810-10-25, we deconsolidated the securitized mortgage trust assets totaling approximately of $1.6 billion and trust liabilities of $1.6 billion as of the sale date as it was no longer the primary beneficiary of the consolidated securitization trusts. We will remain as the master servicer with respect to all of the securitizations until such time that the deals are collapsed or payoff. Prior to the aforementioned sale and transfer of the legacy securitization portfolio in March 2022, the residual interests generated cash flows of $1.1 million in the first quarter of 2022 as compared to $970 thousand in the fourth quarter of 2021 and $1.2 million in the first quarter of 2021.

For additional information regarding the long-term mortgage portfolio, refer to Financial Condition and Results of Operations below.

Liquidity and Capital Resources

During the three months ended March 31, 2022, we funded our operations primarily from the sale of our legacy securitization portfolio, mortgage lending revenues and, to a lesser extent, real estate services fees and cash flows from our residual interests in securitizations.  Mortgage lending revenues include gain on sale of loans, net and other mortgage related income.  We funded mortgage loan originations using warehouse facilities, which are repaid once the loan is sold.  We may also seek to raise capital by issuing debt or equity securities.

Our results of operations and liquidity are materially affected by conditions in the markets for mortgages and mortgage-related assets, as well as the broader financial markets and the general economy. Concerns over economic recession, geopolitical issues, inflation and interest rates, unemployment, the availability and cost of financing, the mortgage market and real estate market conditions contribute to increased volatility and diminished expectations for the economy and markets. Volatility and uncertainty in the marketplace may make it more difficult for us to obtain financing or raise capital on favorable terms or at all. Our operations and profitability may be adversely affected if we are unable to obtain cost-effective financing and profitable and stable capital market distribution exits.

In March 2022, we sold our residual interest certificates, and assigned certain optional termination and loan purchase rights relating to 37 securitizations that closed between 2000 and 2007, which entails the entire legacy securitization portfolio within our long-term mortgage portfolio. Pursuant to the terms of the Sale Agreement, the purchaser paid the Company an aggregate cash purchase price of $37.5 million  In March 2022, we recorded a $9.2 million increase in fair value, net of $277 thousand in transaction costs related to the transfer of the legacy securitization portfolio.

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

At March 31, 2022, the Company had $71.3 million in outstanding liquidation preference of Series B and Series C Preferred Stock (plus cumulative unpaid dividends in the case of the Series B Preferred Stock). The holders of each series of Preferred Stock, which are non-voting and redeemable at the option of the Company, retain the right to a $25.00 per share liquidation preference (plus cumulative unpaid dividends in the case of the Series B Preferred Stock) in the event of a liquidation of the Company and the right to receive dividends on the Preferred Stock if any such dividends are declared.

As a result, as of March 31, 2022, the Company has cumulative undeclared dividends in arrears of approximately $19.5 million, or approximately $29.30 per outstanding share of Preferred B, thereby increasing the liquidation value to approximately $54.30 per share. Additionally, every quarter the cumulative undeclared dividends in arrears will increase by $0.5859 per Preferred B share, or approximately $390 thousand. The liquidation preference, inclusive of Preferred B cumulative undeclared dividends in arrears, is only payable upon declaration by the Board of Directors, settlement, voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs.  In addition, once the Circuit Court determines basis for an appropriate record date, the Company will be required to pay the three quarters of dividends on the Preferred B stock under the 2004 Preferred B Articles Supplementary (approximately $1.2 million, which had been previously accrued for.)  Co-Plaintiff Camac Fund LP called for a special meeting of the Preferred B stockholders for the election of two additional directors, which was originally convened at approximately 9:00 a.m. pacific time on October 13, 2021. A quorum was not present at the meeting as originally convened and all of the shares present at the Special Meeting voted in favor of adjourning the Special Meeting to Tuesday, November 23, 2021 at 9:00 a.m., Pacific Time. A quorum was not present at the meeting as reconvened on Tuesday, November 23, 2021 at 9:00 a.m. pacific time, and the Special Meeting was further adjourned to January 6, 2022 at 9:00 a.m. pacific time. At the reconvened Special Meeting held on Thursday, January 6, 2022, a quorum was not present, and the meeting was concluded. As a quorum was not established at the Special Meeting, no Preferred Directors have yet been elected by the holders of Series B Preferred Shares.

On April 29, 2022, we entered into voting agreements (the Voting Agreements), with holders of 59.3% of the outstanding shares of its 9.375% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share (Series B Preferred Stock), 53.2% of the outstanding shares of its 9.125% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share (the Series C Preferred Stock), and 40.2% of the outstanding shares of its common stock, par value $0.01 per share (the Common Stock), to vote in favor of proposed amendments to the provisions of our charter setting forth the terms of the Series B Preferred Stock and Series C Preferred Stock (the Proposed Amendments) to (1) permit closing of a proposed exchange offer, described below (the Exchange Offer), without payment of any accrued or accumulated dividends on any outstanding shares of Series B Preferred Stock or Series C Preferred Stock, and (2) provide that, following the effectiveness of the Proposed Amendments and the Exchange Offer, the remaining outstanding shares of Series B Preferred Stock and Series C Preferred Stock would be subject to redemption at the election of the Company or the holders of any outstanding shares of Series B Preferred Stock or Series C Preferred Stock, as the case may be, for the following redemption consideration: (i) for each outstanding share of Series B Preferred Stock, subject to potential escrow or reduction to reflect the payment of any attorneys’ fees or costs that are the subject of any petition therefor filed by any attorneys representing holders of Series B Preferred Stock or any order entered by a court in respect of any such petition, (a) cash in the amount of $5.00 and (b) twenty (20) shares of Common Stock and (ii) for each outstanding share of Series C Preferred Stock, (a) cash in the amount of $0.10; (b) 1.25 shares of Common Stock and (c) a warrant to purchase 1.5 shares of Common Stock at a purchase price of $5.00 per share of Common Stock.

In the proposed Exchange Offer, we currently intend to offer to repurchase each outstanding share of Series B Preferred Stock and each outstanding share of Series C Preferred Stock in exchange for the corresponding redemption consideration described above, after giving effect to any attorneys’ fees or costs ordered to be paid from such consideration.  Closing of the Exchange Offer, if effected by us, is expected to be contingent upon the approval of the Proposed Amendments by the stockholders of the Company, which will require the affirmative vote of holders of at least each of 66 2/3% of the outstanding shares of Series B Preferred Stock, 66 2/3% of the outstanding shares of Series C Preferred Stock and a majority of the outstanding shares of Common Stock, and acceptance for record of the Proposed Amendments by the State Department of Assessments and Taxation of Maryland. The Voting Agreements also limit transferability of the shares of Series B Preferred Stock, Series C Preferred Stock and Common Stock during the term and certain holders of Series B Preferred Stock and Series C Preferred Stock have also agreed, as part of the Voting Agreements, to trading limitations in connection with any Common Stock they receive in the Exchange Offer or as part of the redemption.

On April 29, 2022, we entered into an agreement to repay $5.0 million of our outstanding convertible promissory notes (the Notes) on May 9, 2022, the date of maturity of such Notes, and extend the maturity date of the Notes upon conclusion of the term on May 9, 2022.  We decreased the aggregate principal amount of the new Notes to $15.0 million, following the pay-down of $5.0 million in principal of the Notes on May 9, 2022 (Third Amendment).  The new Notes shall be due and payable in three equal installments of $5.0 million on each of May 9, 2023, May 9, 2024 and the Stated Maturity Date of May 9, 2025, provided we complete the contemplated Exchange Offer and provide notice of redemption of our remaining outstanding Series B Preferred Stock and Series C Preferred Stock by October 31, 2022, as described above.  If we are not able to complete the Exchange Offer, then the Stated Maturity Date of the Notes shall mean November 9, 2022. The interest rate on the Notes remains at 7.0% per annum.

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

We believe that current cash balances, cash flows from our mortgage lending operations, real estate services fees generated from our former long-term mortgage portfolio and availability on our warehouse lines of credit are adequate for our current operating needs based on the current operating environment. While we continue to pay our obligations as they become due, the ability to continue to meet our current and long-term obligations is dependent upon our ability to successfully operate our mortgage lending and real estate services segment. Our future financial performance and profitability are dependent in large part upon the ability to expand our mortgage lending platform successfully.

Critical Accounting Policies

We define critical accounting policies as those that are important to the portrayal of our financial condition and results of operations. Our critical accounting policies require management to make difficult and complex judgments that rely on estimates about the effect of matters that are inherently uncertain due to the effect of changing market conditions and/or consumer behavior. In determining which accounting policies meet this definition, we considered our policies with respect to the valuation of our assets and liabilities and estimates and assumptions used in determining those valuations. We believe the most critical accounting issues that require the most complex and difficult judgments and that are particularly susceptible to significant change to our financial condition and results of operations include those issues included in Management’s Discussion and Analysis of Results of Operations in IMH’s report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the information on critical accounting estimates described in our Annual Report on Form 10-K for the year ended December 31, 2021, except those described below.

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

In March 2022, we sold our residual interest certificates, and assigned certain optional termination and loan purchase rights which entails the entire legacy securitization portfolio within our long-term mortgage portfolio.  As a result of the sale, in accordance with FASB ASC 810-10-25, we deconsolidated the securitized mortgage trust assets totaling approximately of $1.6 billion and trust liabilities of $1.6 billion as of the sale date as it was no longer the primary beneficiary of the consolidated securitization trusts.  The Company shall remain the master servicer with respect to all of the securitizations until such time that the deals are collapsed or payoff.

Financial Condition and Results of Operations

Financial Condition

As of March 31, 2022 compared to December 31, 2021

The following table shows the condensed consolidated balance sheets for the following periods:

(in thousands, except per share data)	March 31,	December 31,	$	%
	2022	2021	Change	Change
ASSETS
Cash	$70,566	$29,555	$41,011	139%
Restricted cash	5,508	5,657	(149)	(3)
Mortgage loans held-for-sale	160,422	308,477	(148,055)	(48)
Mortgage servicing rights	856	749	107	14
Securitized mortgage trust assets	—	1,642,730	(1,642,730)	(100)
Other assets	32,238	35,603	(3,365)	(9)
Total assets	$269,590	$2,022,771	$(1,753,181)	(87)%
LIABILITIES & EQUITY
Warehouse borrowings	$150,721	$285,539	$(134,818)	(47)%
Convertible notes	20,000	20,000	—	—
Long-term debt (Par value; $62,000)	47,549	46,536	1,013	2
Securitized mortgage trust liabilities	—	1,614,862	(1,614,862)	(100)
Repurchase reserve	5,046	4,744	302	6
Other liabilities	39,529	41,154	(1,625)	(4)
Total liabilities	262,845	2,012,835	(1,749,990)	(87)
Total equity	6,745	9,936	(3,191)	(32)
Total liabilities and stockholders’ equity	$269,590	$2,022,771	$(1,753,181)	(87)%

Book and tangible book value per share	$0.31	$0.47	$(0.15)	(33)%

At March 31, 2022, cash increased $41.0 million to $70.6 million from $29.6 million at December 31, 2021.  Cash balances increased primarily due to the aforementioned $37.5 million sale and transfer of the legacy securitization portfolio during the first quarter of 2022.

LHFS decreased $148.1 million to $160.4 million at March 31, 2022 as compared to $308.5 million at December 31, 2021.  During the three months ended March 31, 2022, we had originations of $482.1 million offset by $619.5 million in loan sales. As a normal course of our origination and sales cycle, loans held-for-sale at the end of any period are generally sold within one or two subsequent months.

Mortgage servicing rights increased to $856 thousand at March 31, 2022 as compared to $749 thousand at December 31, 2021. The increase was due to additions of $46 thousand from servicing retained loan sales of $4.5 million in UPB as well as a mark-to-market increase in fair value of $61 thousand.  At March 31, 2022 and December 31, 2021, we serviced $74.1 million and $71.8 million, respectively, in UPB for others.

Warehouse borrowings decreased $134.8 million to $150.7 million at March 31, 2022 as compared to $285.5 million at December 31, 2021. The decrease was due to a $148.1 million decreased in LHFS at March 31, 2022. As of March 31, 2022, our total warehouse lending capacity was $600.0 million spread amongst four warehouse counterparties.

Repurchase reserve increased $302 thousand to $5.0 million at March 31, 2022 as compared to $4.7 million at December 31, 2021.  The increase was due to a $574 thousand provision for repurchases as a result of an increase in expected future losses on repurchase requests during the first quarter of 2022 partially offset by $272 thousand in settlements primarily related to repurchased loans as well as refunds of premiums to investors for early payoffs on loans sold.

Book value per share decreased 33%, or $0.16, to $0.31 at March 31, 2022 as compared to $0.47 at December 31, 2021. Book value per common share decreased 7% to ($2.10) as of March 31, 2022, as compared to ($1.96) as of December 31, 2021 (inclusive of the remaining $51.8 million of liquidation preference on our preferred stock).  Inclusive of the Preferred B stock cumulative undeclared dividends in arrears of $19.5 million (as discussed further in Note 11 – Commitments and Contingencies of the “Notes to Unaudited Consolidated Financial Statements”), book value per common share was ($3.01) at March 31, 2022.

As previously noted above, in March 2022, we sold our residual interest certificates, and assigned certain optional termination and loan purchase rights relating to 37 securitizations that closed between 2000 and 2007, which entails the entire legacy securitization portfolio within our long-term mortgage portfolio. As a result of the sale, in accordance with FASB ASC 810-10-25, we deconsolidated the securitized mortgage trust assets totaling approximately of $1.6 billion and trust liabilities of $1.6 billion as of the sale date as it was no longer the primary beneficiary of the consolidated securitization trusts. We will remain as the master servicer with respect to all of the securitizations until such time that the deals are collapsed or payoff.

The change in our trust assets and trust liabilities is summarized below.

	March 31,	December 31,	$	%
	2022	2021	Change	Change
Securitized mortgage collateral	$—	$1,639,251	$(1,639,251)	(100)%
Real estate owned (REO)	—	3,479	(3,479)	(100)
Total trust assets (1)	—	1,642,730	(1,642,730)	(100)

Securitized mortgage borrowings	$—	$1,614,862	$(1,614,862)	(100)%
Total trust liabilities (1)	—	1,614,862	(1,614,862)	(100)
Residual interests in securitizations	$—	$27,868	$(27,868)	(100)%
(1)	At December 31, 2021, the UPB of trust assets and trust liabilities was approximately $1.8 billion and $1.7 billion, respectively.

Prior to the sale of the legacy securitization trusts, we estimated fair value of the assets and liabilities within the securitization trusts each reporting period, management used an industry standard valuation and analytical model that was updated monthly with current collateral, real estate, derivative, bond and cost (servicer, trustee, etc.) information for each securitization trust. We employed an internal process to validate the accuracy of the model as well as the data within this model. We used the valuation model to generate the expected cash flows to be collected from the trust assets and the expected required bondholder distribution (trust liabilities). To the extent that the trusts were over collateralized, we may have received the excess interest as the holder of the residual interest. The information above provided us with the future expected cash flows for the securitized mortgage collateral, real estate owned, securitized mortgage borrowings and the residual interests.

To determine the discount rates applied to these cash flows, we gathered information from the bond pricing services and other market participants regarding estimated investor required yields for each bond tranche. Based on that information and the collateral type and vintage, we determined an acceptable range of expected yields an investor would require including an appropriate risk premium for each bond tranche. We used the blended yield of the bond tranches together with the residual interests to determine an appropriate yield for the securitized mortgage collateral in each securitization.

The following table presents changes in the trust assets and trust liabilities for the three months ended March 31, 2022:

	TRUST ASSETS			TRUST LIABILITIES
	Level 3 Recurring Fair
	Value Measurement			Level 3 Recurring Fair
		NRV		Value Measurement
	Securitized	Real		Securitized	Net
	mortgage	estate	Total trust	mortgage	trust
	collateral	owned	assets	borrowings	assets
Recorded fair value at December 31, 2021	$1,639,251	$3,479	$1,642,730	$(1,614,862)	$27,868
Total gains/(losses) included in earnings:
Interest income	2,019	—	2,019	—	2,019
Interest expense	—	—	—	(7,564)	(7,564)
Change in FV of net trust assets, excluding REO (1)	9,248	—	9,248	—	9,248
Total gains (losses) included in earnings	11,267	—	11,267	(7,564)	3,703
Transfers in and/or out of level 3	—	—	—	—	—
Purchases, issuances and settlements	(1,650,518)	(3,479)	(1,653,997)	1,622,426	(31,571)
Recorded fair value at March 31, 2022	$—	$—	$—	$—	$—
(1)	Represents change in fair value of net trust assets, including trust REO gains in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022.

Total trust assets above reflect a net gain of $9.2 million as a result of an increase in fair value as a result of the sale for the three months ended March 31, 2022.

The table below reflects the net trust assets as a percentage of total trust assets (residual interests in securitizations):

	March 31,	December 31,
	2022	2021
Net trust assets	$—	$27,868
Total trust assets	—	1,642,730
Net trust assets as a percentage of total trust assets	—%	1.70%

The following tables present the estimated fair value of our residual interests, by securitization vintage year, and other related assumptions used to derive these values at March 31, 2022 and December 31, 2021:

	Estimated Fair Value of Residual			Estimated Fair Value of Residual
	Interests by Vintage Year at			Interests by Vintage Year at
	March 31, 2022			December 31, 2021
Origination Year	SF	MF	Total	SF	MF	Total
2002-2003 (1)	$—	$—	$—	$13,167	$722	$13,889
2004	—	—	—	7,661	736	8,397
2005	—	—	—	851	442	1,293
2006	—	—	—	—	4,289	4,289
Total	$—	$—	$—	$21,679	$6,189	$27,868
Weighted avg. prepayment rate	—%	—%	—%	15.4%	15.3%	15.4%
Weighted avg. discount rate	—%	—%	—%	11.8%	11.6%	11.7%
(1)	2002-2003 vintage year includes CMO 2007-A, since the majority of the mortgages collateralized in this securitization were originated during this period.

Prior to the sale of the legacy securitization trusts, we utilized a number of assumptions to value securitized mortgage collateral, securitized mortgage borrowings and residual interests. These assumptions included estimated collateral default rates and loss severities (credit losses), collateral prepayment rates, forward interest rates and investor yields (discount rates). We used the same collateral assumptions for securitized mortgage collateral and securitized mortgage borrowings as the collateral assumptions determine collateral cash flows which were used to pay interest and principal for securitized mortgage borrowings and excess spread, if any, to the residual interests. However, we used different investor yield (discount rate) assumptions for securitized mortgage collateral and securitized mortgage borrowings and the discount rate used for residual interests based on underlying collateral characteristics, vintage year, assumed risk and market participant assumptions.

Long-Term Mortgage Portfolio Credit Quality

Despite the sale of the legacy securitization portfolio in March 2022, we will remain as the master servicer with respect to all of the securitizations until such time that the deals are collapsed or payoff.

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days delinquent or greater, foreclosures and delinquent bankruptcies were $335.2 million, or 19.8%, of the long-term mortgage portfolio, at March 31, 2022 as compared to $310.5 million or 17.3% at December 31, 2021.

The following table summarizes the gross UPB of loans in our master servicing portfolio, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

	March 31,	Total	December 31,	Total
Securitized mortgage collateral	2022	Collateral	2021	Collateral
60 - 89 days delinquent	$30,996	1.8%	$21,086	1.2%
90 or more days delinquent	130,558	7.7	147,387	8.2
Foreclosures (1)	99,511	5.9	89,181	5.0
Delinquent bankruptcies (2)	49,016	2.9	52,854	2.9
REO (3)	25,126	1.5	—	—
Total 60 or more days delinquent and REO	$335,207	19.8%	$310,508	17.3%
Total collateral	$1,689,905	100.0%	$1,798,079	100.0%
(1)	Represents properties in the process of foreclosure.
(2)	Represents bankruptcies that are 30 days or more delinquent.
(3)	Prior to the sale of the legacy securitization trusts in March 2022, REO within the consolidated trusts was accounted for at NRV on the consolidated balance sheets.

At March 31, 2022, mortgage loans 60 or more days delinquent (whether or not subject to forbearance) increased $24.7 million as compared to December 31, 2021, due to the sale of the legacy securitization trusts which resulted in the legacy securitization trust deconsolidation inclusive of the REO at NRV.  As a result, we disclosed the REO within the master servicing portfolio at its UPB.

The following table summarizes the master servicing portfolio and REO at NRV (prior to the sale), that were non-performing as of the dates indicated (excludes 60-89 days delinquent):

		Total		Total
	March 31,	Collateral	December 31,	Collateral
	2022	%	2021	%
90 or more days delinquent (including forbearances), REO, foreclosures and delinquent bankruptcies	$304,211	18.0%	$289,422	16.1%
Real estate owned inside trusts at NRV	—	—	3,479	0.2
Total non-performing assets	$304,211	18.0%	$292,901	16.3%

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

Prior to the sale of the legacy securitization trusts, REO, which consisted of residential real estate acquired in satisfaction of loans, was carried at the lower of cost or net realizable value less estimated selling costs. Adjustments to the loan carrying value required at the time of foreclosure were included in the change in the fair value of net trust assets prior to the sale of the portfolio. Changes in our estimates of net realizable value subsequent to the time of foreclosure and through the time of ultimate disposition were recorded as change in fair value of net trust assets including trust REO gains in the consolidated statements of operations and comprehensive loss prior to the sale of the portfolio.

For the three months ended March 31, 2022, no REO entries were recorded as the REO was a component of the sale of the legacy portfolio in March 2022.  For the three months ended March 31, 2021, we recorded an increase of $1.9 million in net realizable value of REO.  Increases and decrease of the net realizable value reflect the change in value of the REO subsequent to foreclosure date, but prior to the date of sale.

The following table presents the balances of REO:

	March 31,	December 31,
	2022	2021
REO	$—	$10,335
Impairment (1)	—	(6,856)
Ending balance	$—	$3,479
REO inside trusts	$—	$3,479
REO outside trusts	—	—
Total	$—	$3,479
(1)	Impairment represents the cumulative write-downs of net realizable value subsequent to foreclosure.

Prior to the sale of the legacy securitization trusts, we calculated the cash flows to assess the fair value of the securitized mortgage collateral, we estimated the future losses embedded in our loan portfolio. In evaluating the adequacy of these losses, management took many factors into consideration. For instance, a detailed analysis of historical loan performance data was accumulated and reviewed. This data was analyzed for loss performance and prepayment performance by product type, origination year and securitization issuance. The data was also broken down by collection status. Our estimated losses for these loans was developed by estimating both the rate of default of the loans and the amount of loss severity in the event of default. The rate of default was assigned to the loans based on their attributes (e.g., original loan-to-value, borrower credit score, documentation type, geographic location, etc.) and collection status. The rate of default was based on analysis of migration of loans from each aging category. The loss severity was determined by estimating the net proceeds from the ultimate sale of the foreclosed property. The results of that analysis were then applied to the current mortgage portfolio and an estimate was created. We believe that pooling of mortgages with similar characteristics was an appropriate methodology in which to evaluate the future loan losses.

Management recognizes that there are qualitative factors that must be taken into consideration when evaluating and measuring losses in the loan portfolios. These items include, but are not limited to, economic indicators that may affect the borrower’s ability to pay, changes in value of collateral, political factors, employment and market conditions, competitor’s performance, market perception, historical losses, and industry statistics. The assessment for losses was based on delinquency trends and prior loss experience and management’s judgment and assumptions regarding various matters, including general economic conditions and loan portfolio composition. Management continually evaluated these assumptions and various relevant factors affecting credit quality and inherent losses.

Results of Operations

For the Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021

	For the Three Months Ended March 31,
			$	%
	2022	2021	Change	Change
Revenues	$7,190	$20,584	$(13,394)	(65)%
Expenses	(19,357)	(21,298)	1,941	9
Net interest income	116	660	(544)	(82)
Change in fair value of long-term debt	1,642	1,025	617	60
Change in fair value of net trust assets, including trust REO gains	9,248	(1,673)	10,921	653
Income tax (expense) benefit	(23)	19	(42)	(221)
Net loss	$(1,184)	$(683)	$(501)	(73)%
Loss per share available to common stockholders—basic	$(0.07)	$(0.03)	$(0.04)	(129)%
Loss per share available to common stockholders—diluted	$(0.07)	$(0.03)	$(0.04)	(129)%

Revenues

For the Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021

	For the Three Months Ended March 31,
			$	%
	2022	2021	Change	Change
Gain on sale of loans, net	$5,955	$20,131	$(14,176)	(70)%
Servicing expenses, net	(12)	(119)	107	90
Real estate services fees, net	185	210	(25)	(12)
Gain on mortgage servicing rights, net	111	38	73	192
Other revenues	951	324	627	194
Total revenues	$7,190	$20,584	$(13,394)	(65)%

Gain on sale of loans, net.  For the three months ended March 31, 2022, gain on sale of loans, net was a gain of $6.0 million compared to a gain of $20.1 million in the comparable 2021 period. The decrease in gain on sale of loans, net was most notably due to a $7.2 million decrease in gain on sale of loans, a $6.4 million increase in mark-to-market losses on LHFS, a $1.4 million increase in provision for repurchases, a $186 thousand decrease in realized and unrealized net losses on derivative financial instruments and a $75 thousand decrease in premiums from servicing retained loan sales.  Partially offsetting the decrease in gain on sale of loans, net was a $1.1 million decrease in direct origination expenses.

As previously discussed, the increase in interest rates which began in the fourth quarter of 2021, caused a significant increase in credit spreads, resulting in a substantial over supply of low coupon originations causing a severe decline in margins and diminishing capital market distribution exits for originators reliant upon an aggregation execution model.  As a result, we began to increase the coupon on our loan products in January 2022, which resulted in significantly reduced origination volumes during the first quarter of 2022.  For the three months ended March 31, 2022, we originated and sold $482.1 million and $619.5 million of mortgage loans, respectively, as compared to $849.9 million and $799.8 million of loans originated and sold, respectively, during the same period in 2021.  During the three months ended March 31, 2022, margins were 124 bps as compared to 237 bps during the same period in 2021.

Servicing expenses, net.  For the three months ended March 31, 2022, servicing expenses, net were $12 thousand compared to $119 thousand in the comparable 2021 period.  The reduction in servicing expenses, net was due to the increase in the size of our mortgage servicing portfolio and servicing fees as compared to the first quarter of 2021, as a result of sale of servicing retained loan sales of $52.2 million during 2021. As a result, the servicing portfolio average balance increased 98% to $75.3 million for the three months ended March 31, 2022 as compared to an average balance of $38.0 million for the comparable period in 2021.  While we continue to selectively retain mortgage servicing, we will continue to recognize servicing expense related to interim subservicing and other servicing costs related to the small UPB of remaining servicing portfolio.  During the three months ended March 31, 2022, we had $4.5 million in servicing retained loan sales.

Gain on mortgage servicing rights, net

	For the Three Months Ended March 31,
			$	%
	2022	2021	Change	Change
Gain on sale of mortgage servicing rights	$50	$—	$50	n/a	%
Changes in fair value:
Due to changes in valuation market rates, inputs or assumptions	93	50	43	86
Other changes in fair value:
Scheduled principal prepayments	(11)	(12)	1	8
Voluntary prepayments	(21)	—	(21)	n/a
Total changes in fair value	$61	$38	$23	61

Gain on mortgage servicing rights, net	$111	$38	$73	192%

For the three months ended March 31, 2022, gain on MSRs, net was a net gain of $111 thousand compared to a net gain of $38 thousand in the comparable 2021 period.  For the three months ended March 31, 2022, we recorded a $61 thousand gain from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market rates, inputs and assumptions partially offset by scheduled and voluntary prepayments.  For the three months ended March 31, 2021, we recorded a $38 thousand gain from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market rates, inputs and assumptions partially offset by voluntary and scheduled prepayments.  Additionally, during the three months ended March 31, 2022, we recorded $50 thousand gain on sale of mortgage servicing rights, net as a result of the collection of holdbacks in excess of previously reserved for amounts on prior period mortgage servicing sales.

Real estate services fees, net.  For the three months ended March 31, 2022, real estate services fees, net were $185 thousand as compared to $210 thousand in the comparable 2021 period. The real estate service fees decreased slightly for the three months ended March 31, 2022 as compared to the same period in 2021, and will decline over time as a result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio. Additionally, as previously noted, in March 2022, we sold our residual interest certificates, and assigned certain optional termination and loan purchase rights which entails the entire legacy securitization portfolio within our long-term mortgage portfolio.  As a result, it is our expectation that the real estate services fees generated from the long-term mortgage portfolio will significantly decline in future periods as the securitizations are called or collapsed by the purchaser.

Other revenues. For the three months ended March 31, 2022, other revenues were $951 thousand as compared to $324 thousand in the comparable 2021 period. The $627 thousand increase was primarily the result of an increase in the cash surrender value of the corporate-owned life insurance trusts during the first quarter of 2022, as a result of the application of prior year investment gains which get applied at the annual renewal date in the first quarter.

Expenses

For the three months ended March 31, 2022 compared to the three months ended March 31, 2021

	For the Three Months Ended March 31,
			$	%
	2022	2021	Change	Change
Personnel expense	$11,921	$14,924	$(3,003)	(20)%
General, administrative and other	5,135	5,181	(46)	(1)
Business promotion	2,301	1,193	1,108	93
Total expenses	$19,357	$21,298	$(1,941)	(9)%

Total expenses decreased by $1.9 million, or 9%, to $19.4 million for the three months ended March 31, 2022, compared to $21.3 million for the comparable period in 2021.  Personnel expense decreased $3.0 to $11.9 million for the three months ended March 31, 2022 as compared to the same period in 2021. The decrease in personnel expense was primarily related to a reduction in variable compensation commensurate with reduced originations during the first quarter of 2022 as well as a slight reduction in headcount to support reduced volume as compared to 2021.  As a result, average headcount decreased 10% for the three months ended March 31, 2022 as compared to the same period in 2021.  Although personnel expense decreased during the first quarter of 2022, it increased to 247 bps of fundings as compared to 176 bps for the comparable 2021 period.

General, administrative and other expenses were flat at $5.1 million for the three months ended March 31, 2022, as compared to the same period in 2021.  During the three months ended March 31, 2022, general, administrative and other expenses decreased by $46 thousand as a result of a $136 thousand decrease in data processing expenses primarily related to a reduction in fundings during the period, a $138 thousand reduction in equipment expense related to a $102 thousand loss on disposal of equipment in the prior year as well as a $71 thousand decrease in legal expenses.  Partially offsetting the decline in general, administrative and other expenses was a $337 thousand increase in professional fees associated with preparation and planning for a loan origination system consolidation and implementation.

Business promotion expense increased $1.1 million to $2.3 million for the three months ended March 31, 2022 as compared to $1.2 million for the same period in the prior year.  Business promotion previously remained low as a result of prior quarters’ more favorable interest rate environment requiring significantly less business promotion to source leads.  Beginning in second quarter of 2021, we began to increase our marketing expenditures in an effort to more directly target NonQM production in the retail channel, expand production expansion outside of California and maintain our lead volume as competition increased. Although we continue to source leads through digital campaigns, which allows for a more cost effective approach, the recent competitiveness among other lenders for NonQM production within the California market has driven up advertising costs.

Net Interest Income

We earn net interest income primarily from mortgage assets, which include securitized mortgage collateral (prior to the sale in March 2022) and loans held-for-sale, or collectively, “mortgage assets,” and, to a lesser extent, interest income earned on cash and cash equivalents. Interest expense is primarily interest paid on borrowings secured by mortgage assets, which include securitized mortgage borrowings (prior to the sale in March 2022) and warehouse borrowings and to a lesser extent, interest expense paid on long-term debt, Convertible Notes and corporate-owned life insurance trusts. Interest income and interest expense during the period primarily represents the effective yield, based on the fair value of the trust assets and liabilities.

The following table summarizes average balance, interest and weighted average yield on interest-earning assets and interest-bearing liabilities, for the periods indicated.

	For the Three Months Ended March 31,
	2022			2021
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$1,201,101	$10,773	3.59%	$2,069,360	$15,184	2.94%
Mortgage loans held-for-sale	225,179	2,329	4.14	191,301	1,338	2.80
Other	37,363	4	0.04	54,105	3	0.02
Total interest-earning assets	$1,463,643	$13,106	3.58%	$2,314,766	$16,525	2.86%
LIABILITIES
Securitized mortgage borrowings	$1,183,020	$9,575	3.24%	$2,057,384	$12,955	2.52%
Warehouse borrowings	215,374	1,944	3.61	185,225	1,523	3.29
Long-term debt	47,042	1,005	8.55	44,887	925	8.24
Convertible notes	20,000	350	7.00	20,000	350	7.00
Other	13,067	116	3.55	12,607	112	3.55
Total interest-bearing liabilities	$1,478,503	$12,990	3.51%	$2,320,103	$15,865	2.74%
Net interest spread (1)		$116	0.07%		$660	0.12%
Net interest margin (2)			0.03%			0.11%
(1)	Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.
(2)	Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest spread income decreased $544 thousand for the three months ended March 31, 2022 primarily attributable to a decrease in the net interest spread income on the securitized mortgage collateral and securitized mortgage borrowings, an increase in interest expense on the long-term debt and an increase in interest expense on the corporate-owned life insurance trusts (within other liabilities).   Offsetting the decrease in net interest spread income was a an increase in the net interest spread income between loans held-for-sale and their related warehouse borrowings (a positive spread of 53 bps for the three months ended March 31, 2022 as compared to a negative spread of 49 bps for the same period in the prior year).  As a result, the net interest margin decreased to 0.03% for the three months ended March 31, 2022 from 0.11% for the three months ended March 31, 2021.

During the three months ended March 31, 2022, the yield on interest-earning assets increased to 3.58% from 2.86% in the comparable 2021 period. The yield on interest-bearing liabilities increased to 3.51% for the three months ended March 31, 2022 from 2.74% for the comparable 2021 period.  In connection with the fair value accounting for securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense are recognized using effective yields based on estimated fair values for these instruments. Due to the aforementioned sale and transfer of the legacy securitization portfolio during the first quarter of 2022, we deconsolidated the securitized mortgage trust assets and liabilities as of the sale date as we were no longer the primary beneficiary of the residual interests in the securitization trusts.  As a result, we will no long recognize interest income or expense related to the legacy securitization portfolio.

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

During the three months ended March 31, 2022, the fair value of long-term debt increased by $1.0 million to $47.5 million from $46.5 million at December 31, 2021. The increase in estimated fair value was the result of a $2.3 million change in the instrument specific credit risk and a $385 thousand increase due to accretion, partially offset by a $1.6 million change in the market specific credit risk as a result of an increase in the forward LIBOR curve as compared to the fourth quarter of 2021.

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

Change in fair value of net trust assets, including trust REO losses

	For the Three Months Ended
	March 31,
	2022	2021
Change in fair value of net trust assets, excluding REO	$9,248	$(3,544)
Gains from REO	—	1,871
Change in fair value of net trust assets, including trust REO gains	$9,248	$(1,673)

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $9.2 million for the three months ended March 31, 2022.  As previously noted, in March 2022, we sold our residual interest certificates, and assigned certain optional termination and loan purchase rights which entails the entire legacy securitization portfolio within our long-term mortgage portfolio.  As a result in March 2022, we recorded a $9.2 million increase in fair value, net of $277 thousand in transaction costs related to the transfer of the legacy securitization portfolio.

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

Income Taxes

For the quarter ended March 31, 2022, we recorded income tax expense of approximately $23 thousand, which was the result of state income taxes from states where the Company does not have net operating loss (NOL) carryforwards or state minimum taxes. Tax benefit of $19 thousand for the three months ended March 31, 2021, was the result of net loss during the period partially offset by state income taxes from states where the Company does not have NOL carryforwards or state minimum taxes.  The net deferred tax assets (DTA) were fully reserved for at March 31, 2022, consistent with December 31, 2021.

As of December 31, 2021, we had estimated NOL carryforwards of approximately $623.5 million. Federal NOL carryforwards begin to expire in 2027.  Included in the estimated NOL carryforward is $65.9 million of NOLs with an indefinite carryover period.  As of December 31, 2021, we had estimated California NOL carryforwards of approximately $435.2 million, which begin to expire in 2028.  We may not be able to realize the maximum benefit due to the nature and tax entities that hold the NOL.

Results of Operations by Business Segment

We have three primary operating segments: Mortgage Lending, Long-Term Mortgage Portfolio and Real Estate Services. Unallocated corporate and other administrative costs, including the cost associated with being a public company, are presented in Corporate. Segment operating results are as follows:

Mortgage Lending

	For the Three Months Ended March 31,
			$	%
	2022	2021	Change	Change
Gain on sale of loans, net	$5,955	$20,131	$(14,176)	(70)%
Servicing expenses, net	(12)	(119)	107	90
Gain on mortgage servicing rights, net	111	38	73	192
Other	2	23	(21)	(91)
Total revenues	6,056	20,073	(14,017)	(70)

Other income (expense)	389	(183)	572	313

Personnel expense	(10,211)	(13,050)	2,839	22
Business promotion	(2,299)	(1,191)	(1,108)	(93)
General, administrative and other	(1,992)	(1,987)	(5)	(0)
(Loss) earnings before income taxes	$(8,057)	$3,662	$(11,719)	(320)%

For the three months ended March 31, 2022, gain on sale of loans, net was a gain of $6.0 million compared to a gain of $20.1 million in the comparable 2021 period. The decrease in gain on sale of loans, net was most notably due to a $7.2 million decrease in gain on sale of loans, a $6.4 million increase in mark-to-market losses on LHFS, a $1.4 million increase in provision for repurchases, a $186 thousand decrease in realized and unrealized net losses on derivative financial instruments and a $75 thousand decrease in premiums from servicing retained loan sales.  Partially offsetting the decrease in gain on sale of loans, net was a $1.1 million decrease in direct origination expenses.

As previously discussed, the increase in interest rates which began in the fourth quarter of 2021, caused a significant increase in credit spreads, resulting in a substantial over supply of low coupon originations causing a severe decline in margins and diminishing capital market distribution exits for originators reliant upon an aggregation execution model.  As a result, we began to increase the coupon on our loan products in January 2022, which resulted in significantly reduced origination volumes during the first quarter of 2022.  For the three months ended March 31, 2022, we originated and sold $482.1 million and $619.5 million of mortgage loans, respectively, as compared to $849.9 million and $799.8 million of loans originated and sold, respectively, during the same period in 2021.  During the three months ended March 31, 2022, margins were 124 bps as compared to 237 bps during the same period in 2021.

For the three months ended March 31, 2022, servicing expenses, net were $12 thousand compared to $119 thousand in the comparable 2021 period.  The reduction in servicing expenses, net was due to the increase in the size of our mortgage servicing portfolio and servicing fees as compared to the first quarter of 2021, as a result of the sale of servicing retained loan sales of $52.2 million during 2021. As a result, the servicing portfolio average balance increased 98% to $75.3 million for the three months ended March 31, 2022 as compared to an average balance of $38.0 million for the comparable period in 2021.  While we continue to selectively retain mortgage servicing, we will continue to recognize servicing expense related to interim subservicing and other servicing costs related to the small UPB of remaining servicing portfolio.  During the three months ended March 31, 2022, we had $4.5 million in servicing retained loan sales.

For the three months ended March 31, 2022, gain on MSRs, net was a net gain of $111 thousand compared to a net gain of $38 thousand in the comparable 2021 period.  For the three months ended March 31, 2022, we recorded a $61 thousand gain from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market rates, inputs and assumptions partially offset by scheduled and voluntary prepayments.  For the three months ended March 31, 2021, we recorded a $38 thousand gain from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market rates, inputs and assumptions partially offset by voluntary and scheduled prepayments.  Additionally, during the three months ended March 31, 2022, we recorded $50 thousand gain on sale of mortgage servicing rights, net as a result of the collection of holdbacks in excess of previously reserved for amounts on prior period mortgage servicing sales.

For the three months ended March 31, 2022, other income (expense) increased to income of $389 thousand as compared to expense of $183 thousand in the comparable 2021 period. The $572 thousand increase in other income was primarily due to a $570 thousand increase net interest spread between loans held-for-sale and their related warehouse borrowings during the three months ended March 31, 2022 as compared to the comparable period in 2021.  As a result of the increase in interest rates which began in the fourth quarter of 2021, as well as our efforts to increase the weighted average coupon on our production, we have positive net interest carry on our originations as the note rate on the underlying mortgage loan financed in most instances is greater than the financing rates on our warehouse lines of credit financing the originations.

Personnel expense decreased $2.8 million to $10.2 million for the three months ended March 31, 2022 as compared to the same period in 2021.  The decrease in personnel expense is primarily related to a reduction in variable compensation commensurate with reduced originations during the first quarter of 2022 as well as a slight reduction in headcount to support reduced volume as compared to 2021.  As a result, average headcount decreased 12% in the mortgage lending segment for the three months ended March 31, 2022 as compared to the same period in 2021.  Although personnel expense decreased in the mortgage lending segment during the first quarter of 2022, it increased to 212 bps of fundings as compared to 154 bps for the comparable 2021 period.

Business promotion expense increased $1.1 million to $2.3 million for the three months ended March 31, 2022 as compared to $1.2 million for the same period in the prior year.  Business promotion previously remained low as a result of prior quarters’ more favorable interest rate environment requiring significantly less business promotion to source leads.  Beginning in second quarter of 2021, we began to increase our marketing expenditures in an effort to more directly target NonQM production in the retail channel, continue production expansion outside of California and maintain our lead volume as competition increased. Although we continue to source leads through digital campaigns, which allows for a more cost effective approach, the recent competitiveness among other lenders for NonQM production within the California market has driven up advertising costs.

General, administrative and other expenses were flat at $2.0 million for the three months ended March 31, 2022, as compared to the same period in 2021.  During the three months ended March 31, 2022, general, administrative and other expenses increased as a result of a $337 thousand increase in professional fees associated with preparation and planning for a loan origination system consolidation and implementation. Partially offsetting the increase in general, administrative and other expenses was a $206 thousand decrease in data processing expenses primarily related to a reduction in fundings during the period as well as a $125 thousand reduction in equipment expense related to a $102 thousand loss on disposal of equipment in the prior year.

Long-Term Mortgage Portfolio

	For the Three Months Ended March 31,
			$	%
	2022	2021	Change	Change
Other revenue	$16	$27	$(11)	(41)%

Personnel expense	(30)	(28)	(2)	(7)
General, administrative and other	17	(94)	111	118
Total expenses	(13)	(122)	109	89

Net interest income	192	1,304	(1,112)	(85)
Change in fair value of long-term debt	1,642	1,025	617	60
Change in fair value of net trust assets, including trust REO gains	9,248	(1,673)	10,921	653
Total other income	11,082	656	10,426	1589
Earnings before income taxes	$11,085	$561	$10,524	1876%

As previously noted above, in March 2022, we sold our residual interest certificates, and assigned certain optional termination and loan purchase rights relating to 37 securitizations that closed between 2000 and 2007, which entails the entire legacy securitization portfolio within our long-term mortgage portfolio. As a result of the sale, in accordance with FASB ASC 810-10-25, we deconsolidated the securitized mortgage trust assets totaling approximately of $1.6 billion and trust liabilities of $1.6 billion as of the sale date as the Company was no longer the primary beneficiary of the consolidated securitization trusts. We will remain as the master servicer with respect to all of the securitizations until such time that the deals are collapsed or payoff.

For the three months ended March 31, 2022, net interest income was $192 thousand as compared to $1.3 million for the same period in 2021. Net interest income decreased $1.1 million for the three months ended March 31, 2022 primarily attributable to a $1.1 million decrease as a result of the sale of the legacy portfolio in March 2022 as well as a reduction in net interest spread on the long-term mortgage portfolio prior to the sale.  Additionally, interest expense on the long-term debt increased $80 thousand as a result of an increase in 3-month LIBOR as compared to the first quarter of 2021.

During the three months ended March 31, 2022, the fair value of long-term debt increased by $1.0 million to $47.5 million from $46.5 million at December 31, 2021. The increase in estimated fair value was the result of a $2.3 million change in the instrument specific credit risk and a $385 thousand increase due to accretion, partially offset by a $1.6 million change in the market specific credit risk as a result of an increase in the forward LIBOR curve as compared to the fourth quarter of 2021.

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $9.2 million for the three months ended March 31, 2022.  As previously noted, in March 2022, we sold our residual interest certificates, and assigned certain optional termination and loan purchase rights which entails the entire legacy securitization portfolio within our long-term mortgage portfolio.  As a result in March 2022, we recorded a $9.2 million increase in fair value, net of $277 thousand in transaction costs related to the transfer of the legacy securitization portfolio.

Real Estate Services

	For the Three Months Ended March 31,
			$	%
	2022	2021	Change	Change
Real estate services fees, net	$185	$210	$(25)	(12)%
Personnel expense	(305)	(304)	(1)	(0)
General, administrative and other	(53)	(64)	11	17
Loss before income taxes	$(173)	$(158)	$(15)	(9)%

For the three months ended March 31, 2022, real estate services fees, net were $185 thousand compared to $210 thousand in the comparable 2021 period. The $25 thousand decrease in real estate services fees, net was primarily the result of a $24 thousand decrease in real estate service fees.  Additionally, as previously noted, in March 2022, we sold our residual interest certificates, and assigned certain optional termination and loan purchase rights which entails the entire legacy securitization portfolio within our long-term mortgage portfolio.  As a result, it is our expectation that the real estate services fees generated from the long-term mortgage portfolio will significantly decline in future periods as the securitizations are called or collapsed by the purchaser.

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

For the Three Months Ended March 31,
$	%

	2022	2021	Change	Change
Interest expense	$(465)	$(461)	$(4)	(1)%
Other expenses	(3,551)	(4,306)	755	18
Loss before income taxes	$(4,016)	$(4,767)	$751	16%

For the three months ended March 31, 2022, other expenses decreased to $3.6 million as compared to $4.3 million for the comparable 2021 period. During the three months ended March 31, 2022, the primary decrease in other expense was a $662 thousand increase in the cash surrender value of the corporate-owned life insurance trusts during the first quarter of 2022, as a result of the application of prior year investment gains which get applied at the annual renewal date in the first quarter. Additionally, other expenses decreased $168 thousand due to a reduction in personnel expense partially offset by a $75 thousand increase in other general, administrative and other expenses.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our chief executive officer and interim principal financial officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). Based on that evaluation, the Company’s chief executive officer and interim principal financial officer concluded that, March 31, 2022, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

Legal Proceedings

Information with respect to this item may be found in Note 11 – Commitments and Contingencies of the “Notes to Unaudited Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A:  RISK FACTORS

If we are unable to consummate the Exchange Offer and the related redemption of our outstanding Preferred Stock, we may need to consider other restructuring alternatives available to us at that time, which could materially adversely affect our business and financial position.

We believe that there could be significant adverse consequences to the Company if the contemplated Exchange Offer and related redemption of our Series B Preferred Stock and Series C Preferred Stock are not successfully completed. If the required approvals from holders of both the Series B and Series C Preferred equity, as well as the Common equity, are not received, and/or we are not able to otherwise complete the Exchange Offer and related redemption, including as a result of any restrictions imposed under Maryland law, then we may not be able to meet our financial or business objectives. This could result in a material adverse effect on the Company. In light of the continuing turmoil in the mortgage market and rising interest rates, our ability to continue our operations is dependent upon our ability to raise capital, successfully implement our strategic initiatives and engage in operations that contribute sufficient additional cash flow to enable us to meet our current and future expenses. Our future financial performance and success are dependent in large part upon our ability to implement our contemplated strategies successfully. We have recently sold residual certificates, and assigned certain optional termination and loan purchase rights, relating to 37 securitizations which closed between 2000 and 2007 in order to raise needed working capital.  Our ability to raise future capital may be dependent on third parties who, in the past, have either been hesitant to lend or invest in the Company due to the capital structure of the Company, including the Series B Preferred Stock and Series C Preferred Stock, or have offered terms which our Board of Directors has determined are not in our best interests.  To the extent the Exchange Offer and related redemption are not successful in eliminating our outstanding Preferred Stock, we may be unable to raise the additional capital required to permit us to implement our strategic initiatives and continue our operations as planned, thereby requiring us to further reduce our operating costs and expenses so that our income can cover those costs and expenses.  This could result in a material adverse effect on the Company.  If we are not able to complete the Exchange Offer and related redemption and improve our near-term liquidity, we also will need to consider other restructuring alternatives available to us at that time. Those alternatives may include, but are not limited to, (i) the transfer of certain of our assets to our lenders to fulfill our obligations, (ii) the sale of profitable assets or of the Company, (iii) a distribution of profitable assets, (iv) alternative offers to exchange our outstanding securities and debt obligations, (v) the incurrence of additional debt, (vi) obtaining additional equity capital on terms that may be onerous or highly dilutive, and/or (vii) joint ventures.

In addition, the holders of our outstanding $15 million in Convertible Debt have agreed to extend the maturity date of the Convertible Debt until May 9, 2025 (with three principal payments of $5 million on each of May 9, 2023, May 9, 2024 and May 9, 2025) conditioned upon our completion of the Exchange Offers and providing notice of redemption of the remaining Preferred Stock by October 31, 2022.  If we do not complete the Exchange Offers and provide such notice, the Convertible Debt will be due on November 9, 2022, which also could have a material adverse effect on our business and financial position.

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
2.1

Purchase, Sale and Assignment Agreement by and among Impac Mortgage Holdings, Inc. and the other parties named therein, dated March 16, 2022 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with Securities and Exchange Commission on March 22, 2022).

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
101

The following materials from Impac Mortgage Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline eXtensible Business Reporting Language (XBRL): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations and Comprehensive earnings (loss), (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

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
May 16, 2022

/s/ JON GLOECKNER
Jon Gloeckner
SVP, Treasury & Financial Reporting
(Interim Principal Financial Officer and Principal Accounting Officer)
May 16, 2022