Form 10-Q
period 2022-06-30
IMPAC MORTGAGE HOLDINGS INC
filed 2022-08-12
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

There were 21,500,935 shares of common stock outstanding as of August 5, 2022.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$61,173	$29,555
Restricted cash	5,196	5,657
Mortgage loans held-for-sale	37,035	308,477
Mortgage servicing rights	850	749
Securitized mortgage trust assets	—	1,642,730
Other assets	29,404	35,603
Total assets	$133,658	$2,022,771
LIABILITIES
Warehouse borrowings	$37,795	$285,539
Convertible notes	15,000	20,000
Long-term debt	35,889	46,536
Securitized mortgage trust liabilities	—	1,614,862
Other liabilities	41,522	45,898
Total liabilities	130,206	2,012,835

Commitments and contingencies (See Note 11)

STOCKHOLDERS’ EQUITY
Series A-1 junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $36,530; 2,000,000 shares authorized, 665,592 cumulative shares issued and outstanding as of June 30, 2022 and December 31, 2021 (See Note 12)	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,127; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of June 30, 2022 and December 31, 2021 (See Note 12)	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 21,500,935 and 21,332,684 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	215	213
Additional paid-in capital	1,238,383	1,237,986
Accumulated other comprehensive earnings, net of tax	29,812	22,044
Total accumulated deficit:
Cumulative dividends declared	(822,520)	(822,520)
Accumulated deficit	(442,459)	(427,808)
Total accumulated deficit	(1,264,979)	(1,250,328)
Total stockholders’ equity	3,452	9,936
Total liabilities and stockholders’ equity	$133,658	$2,022,771

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
Gain on sale of loans, net	$179	$10,693	$6,134	$30,824
Real estate services fees, net	257	478	442	688
Gain (loss) on mortgage servicing rights, net	45	(37)	155	1
Servicing fees (expense), net	7	(150)	(5)	(269)
Other	7	(4)	959	320
Total revenues, net	495	10,980	7,685	31,564
Expenses
Personnel	8,024	11,964	19,945	26,888
General, administrative and other	5,323	5,882	10,458	11,063
Business promotion	1,319	1,770	3,620	2,963
Total expenses	14,666	19,616	34,023	40,914
Operating loss	(14,171)	(8,636)	(26,338)	(9,350)

Other income (expense)
Interest income	943	15,707	14,048	32,231
Interest expense	(2,203)	(15,149)	(15,192)	(31,013)
Change in fair value of long-term debt	1,980	1,417	3,622	2,442
Change in fair value of net trust assets, including trust REO gains (losses)	—	(2,141)	9,248	(3,814)
Total other income (expense), net	720	(166)	11,726	(154)
Loss before income taxes	(13,451)	(8,802)	(14,612)	(9,504)
Income tax expense	16	62	39	43
Net loss	$(13,467)	$(8,864)	$(14,651)	$(9,547)

Other comprehensive loss
Change in fair value of instrument specific credit risk of long-term debt	10,037	(538)	7,768	(2,205)
Total comprehensive loss	$(3,430)	$(9,402)	$(6,883)	$(11,752)

Net loss per common share:
Basic	$(0.64)	$(0.42)	$(0.72)	$(0.45)
Diluted	$(0.64)	$(0.42)	$(0.72)	$(0.45)

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

	Preferred		Common		Additional	Cumulative		Accumulated Other	Total
	Shares	Preferred	Shares	Common	Paid-In	Dividends	Accumulated	Comprehensive	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Declared	Deficit	Earnings, net of tax	Equity
Balance, December 31, 2021	2,070,678	$21	21,332,684	$213	$1,237,986	$(822,520)	$(427,808)	$22,044	$9,936

Stock based compensation	—	—	—	—	260	—	—	—	260
Issuance of restricted stock units	—	—	122,486	2	—	—	—	—	2
Other comprehensive loss	—	—	—	—	—	—	—	(2,269)	(2,269)
Net loss	—	—	—	—	—	—	(1,184)	—	(1,184)
Balance, March 31, 2022	2,070,678	$21	21,455,170	$215	$1,238,246	$(822,520)	$(428,992)	$19,775	$6,745

Stock based compensation	—	—	—	—	137	—	—	—	137
Issuance of restricted stock units	—	—	30,765	—	—	—	—	—	—
Issuance of deferred stock units	—	—	15,000	—	—	—	—		—
Other comprehensive income	—	—	—	—	—	—	—	10,037	10,037
Net loss	—	—	—	—	—	—	(13,467)	—	(13,467)
Balance, June 30, 2022	2,070,678	$21	21,500,935	$215	$1,238,383	$(822,520)	$(442,459)	$29,812	$3,452

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

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,651)	$(9,547)
Gain on sale of mortgage servicing rights	(100)	—
Change in fair value of mortgage servicing rights	(55)	(1)
Gain on sale of mortgage loans	(18,607)	(34,304)
Change in fair value of mortgage loans held-for-sale	7,482	597
Change in fair value of derivatives lending, net	2,558	3,095
Change in provision for repurchases	2,433	(212)
Origination of mortgage loans held-for-sale	(610,189)	(1,461,444)
Sale and principal reduction on mortgage loans held-for-sale	892,710	1,506,802
Gain from trust REO	—	(1,559)
Change in fair value of net trust assets, excluding trust REO	(9,248)	5,373
Change in fair value of long-term debt	(3,622)	(2,442)
Accretion of interest income and expense	6,288	28,221
Stock-based compensation	397	442
Impairment of ROU asset	123	—
Loss on disposal of premises and equipment	—	102
Net change in other assets	4,569	77
Net change in other liabilities	(7,209)	(5,126)
Net cash provided by operating activities	252,879	30,074

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in securitized mortgage collateral	72,889	308,189
Proceeds from transfer of trust assets and liabilities	37,500	—
Investment in corporate-owned life insurance	108	(224)
Purchase of premises and equipment	(893)	(23)
Proceeds from the sale of trust REO	—	4,421
Net cash provided by investing activities	109,604	312,363

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of warehouse borrowings	(833,320)	(1,436,116)
Borrowings under warehouse agreements	585,576	1,432,348
Repayment of securitized mortgage borrowings	(78,818)	(342,581)
Net change in liabilities related to corporate-owned life insurance	234	225
Repayment of convertible notes	(5,000)	—
Issuance of restricted stock	2	1
Net cash used in financing activities	(331,326)	(346,123)
Net change in cash, cash equivalents and restricted cash	31,157	(3,686)
Cash, cash equivalents and restricted cash at beginning of year	35,212	59,752
Cash, cash equivalents and restricted cash at end of period	$66,369	$56,066

NON-CASH TRANSACTIONS
Transfer of securitized mortgage collateral to trust REO	$467	$3,940
Transfer and deconsolidation of trust assets	1,543,608	—
Transfer and deconsolidation of trust liabilities	(1,543,608)	—
Mortgage servicing rights retained from issuance of mortgage-backed securities and loan sales	46	213

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data or as otherwise indicated)

Note 1.—Summary of Business and Financial Statement Presentation

Business Summary

Impac Mortgage Holdings, Inc. (the Company or IMH) is a financial services company incorporated in Maryland with the following direct and indirect wholly-owned operating subsidiaries: Integrated Real Estate Service Corp. (IRES), Impac Mortgage Corp. (IMC), IMH Assets Corp. (IMH Assets), Impac Funding Corporation (IFC) and Copperfield Capital Corporation (CCC). The Company’s operations include the mortgage lending operations and real estate services conducted by IRES, IMC and CCC and the long-term mortgage portfolio (residual interests in securitizations reflected as securitized mortgage trust assets and liabilities in the consolidated balance sheets) conducted by IMH prior to the sale in the first quarter of 2022. The long-term mortgage portfolio was deconsolidated in March 2022 as the Company sold its residual interests in the consolidated securitized mortgage trusts (see Note. 6—Securitized Mortgage Trusts). IMC’s mortgage lending operations include the activities of its division, CashCall Mortgage.

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the United States Securities and Exchange Commission.

All significant intercompany balances and transactions have been eliminated in consolidation. In addition, certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

Management has made a number of material estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with GAAP.  Additionally, other items affected by such estimates and assumptions include the valuation of trust assets and trust liabilities prior to the sale in March 2022, contingencies, the estimated obligation of repurchase reserves related to sold loans, the valuation of long-term debt, mortgage servicing rights (MSR), mortgage loans held-for-sale (LHFS) and derivative instruments, including interest rate lock commitments (IRLC). Actual results could differ from those estimates and assumptions.

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

Note 2.—Mortgage Loans Held-for-Sale

A summary of the unpaid principal balance (UPB) of mortgage LHFS by type is presented below:

	June 30,	December 31,
	2022	2021
Government (1)	$613	$6,886
Conventional (2)	7,375	62,759
Jumbo & Non-qualified mortgages (NonQM)	28,839	231,142
Fair value adjustment (3)	208	7,690
Total mortgage loans held-for-sale	$37,035	$308,477
(1)	Includes all government-insured loans including Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).
(2)	Includes loans eligible for sale to Federal National Mortgage Association (Fannie Mae or FNMA) and Federal Home Loan Mortgage Corporation (Freddie Mac or FHLMC).
(3)	Changes in fair value are included in gain on sale of loans, net in the accompanying consolidated statements of operations and comprehensive loss.

At June 30, 2022 and December 31, 2021, the Company had no mortgage loans that were 90 days or more delinquent.

Gain on sale of loans, net in the consolidated statements of operations and comprehensive loss, is comprised of the following for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Gain on sale of mortgage loans	$2,562	$17,852	$16,587	$39,115
Premium from servicing retained loan sales	—	92	46	213
Unrealized loss from derivative financial instruments	(1,244)	(2,880)	(2,558)	(3,095)
Gain (loss) from derivative financial instruments	1,862	(315)	6,005	2,914
Mark to market (loss) gain on LHFS	(217)	271	(7,482)	(597)
Direct origination expenses, net	(925)	(3,737)	(4,031)	(7,938)
Change in provision for repurchases	(1,859)	(590)	(2,433)	212
Gain on sale of loans, net	$179	$10,693	$6,134	$30,824

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

The following table summarizes the activity of MSRs for the six months ended June 30, 2022 and year ended December 31, 2021:

	June 30,	December 31,
	2022	2021
Balance at beginning of year	$749	$339
Additions from servicing retained loan sales	46	536
Changes in fair value (1)	55	(126)
Fair value of MSRs at end of period	$850	$749
(1)	Changes in fair value are included within gain on mortgage servicing rights, net in the accompanying consolidated statements of operations and comprehensive loss.

At June 30, 2022 and December 31, 2021, the UPB of the mortgage servicing portfolio was comprised of the following:

	June 30,	December 31,
	2022	2021
Government insured	$71,381	$71,841
Conventional	—	—
Total loans serviced	$71,381	$71,841

The table below illustrates hypothetical changes in fair values of MSRs caused by assumed immediate changes to key assumptions that are used to determine fair value. See Note 7.—Fair Value of Financial Instruments for a description of the key assumptions used to determine the fair value of MSRs.

	June 30,	December 31,
Mortgage Servicing Rights Sensitivity Analysis	2022	2021
Fair value of MSRs	$850	$749
Prepayment Speed:
Decrease in fair value from 10% adverse change	(18)	(24)
Decrease in fair value from 20% adverse change	(37)	(48)
Decrease in fair value from 30% adverse change	(56)	(70)
Discount Rate:
Decrease in fair value from 10% adverse change	(38)	(31)
Decrease in fair value from 20% adverse change	(72)	(59)
Decrease in fair value from 30% adverse change	(104)	(85)

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

Gain (loss) on mortgage servicing rights, net is comprised of the following for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Change in fair value of mortgage servicing rights	$(6)	$(37)	$55	$1
Gain on sale of mortgage servicing rights	51	—	100	—
Gain (loss) on mortgage servicing rights, net	$45	$(37)	$155	$1

Servicing fees (expense), net is comprised of the following for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Contractual servicing fees	$64	$41	$134	$73
Subservicing and other costs	(57)	(191)	(139)	(342)
Servicing fees (expense), net	$7	$(150)	$(5)	$(269)

Loans Eligible for Repurchase from Government National Mortgage Association (GNMA or Ginnie Mae)

The Company sells loans in Ginnie Mae guaranteed mortgage-backed securities (MBS) by pooling eligible loans through a pool custodian and assigning rights to the loans to Ginnie Mae. When these Ginnie Mae loans are initially pooled and securitized, the Company meets the criteria for sale treatment and de-recognizes the loans. The terms of the Ginnie Mae MBS program allow, but do not require, the Company to repurchase mortgage loans when the borrower has made no payments for three consecutive months. When the Company has the unconditional right, as servicer, to repurchase Ginnie Mae pool loans it has previously sold and are more than 90 days past due, and the repurchase will provide a “more than trivial benefit”, the Company then re-recognizes the loans on its consolidated balance sheets in other assets, at their UPB and records a corresponding liability in other liabilities in the consolidated balance sheets. At June 30, 2022 and December 31, 2021, loans eligible for repurchase from GNMA totaled $608 thousand and $337 thousand, respectively, in UPB.  As part of the Company’s repurchase reserve, the Company records a repurchase provision to provide for estimated losses from the sale or securitization of all mortgage loans, including these loans.

Note 4.—Leases

The Company has three operating leases for office space expiring at various dates through 2024 and one financing lease which concludes in 2023.  During the three and six months ended June 30, 2022, cash paid for operating leases was $1.2 million and $2.4 million, respectively, while total operating lease expense was $1.1 million and $2.1 million, respectively.  During the three and six months ended June 30, 2021, cash paid for operating leases was $1.1 million and $2.3 million, respectively, while total operating lease expense was $984 thousand and $2.0 million, respectively.  Operating lease expense includes short-term leases and sublease income, both of which are immaterial.  Additionally, during the three and six months ended June 30, 2022, the Company recorded right of use (ROU) asset impairment of $123 thousand related to the sublease of approximately 29,000 square feet of a floor within the Company’s corporate office, reducing the carrying value of the lease asset to its estimated fair value.  The impairment charge is included in general, administrative and other expense in the consolidated statements of operations and comprehensive loss.

The following table presents the operating and finance lease balances within the consolidated balance sheets, weighted average remaining lease term, and weighted average discount rates related to the Company’s operating and finance leases as of June 30, 2022:

		June 30,
Lease Assets and Liabilities	Classification	2022
Assets
Lease ROU assets	Other assets	$ 8,366

Liabilities
Lease liabilities	Other liabilities	$ 10,481

Weighted average remaining lease term (in years)		2.2
Weighted average discount rate		4.8%

The following table presents the maturity of the Company’s operating and financing lease liabilities as of June 30, 2022:

Year remaining 2022	$2,415
Year 2023	4,909
Year 2024	3,729
Total lease commitments	$11,053
Less: imputed interest	(572)
Total lease liability	$10,481

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

Under the terms of these warehouse lines, the Company is required to maintain various financial and other covenants. At June 30, 2022, the Company was not in compliance with certain financial covenants from its lenders and received the necessary waivers.  The following table presents certain information on warehouse borrowings for the periods indicated:

	Maximum	Balance Outstanding at
	Borrowing	June 30,	December 31,
	Capacity	2022	2021	Maturity Date
Short-term borrowings:
Repurchase agreement 1 (1)	$—	$—	$30,009	May 24, 2022
Repurchase agreement 2 (2)	200,000	19,838	153,006	September 13, 2022
Repurchase agreement 3	300,000	6,136	56,794	September 23, 2022
Repurchase agreement 4	50,000	11,821	45,730	March 31, 2023
Total warehouse borrowings	$550,000	$37,795	$285,539

___________________________

(1)	Repurchase agreement 1 was not renewed.
(2)	In July 2022, the maximum borrowing capacity was reduced to $50.0 million and the Company does not anticipate renewing the line upon expiration.

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

On October 28, 2020, the Company and certain holders of its Notes due November 9, 2020 in the aggregate principal amount of $25.0 million agreed to extend the maturity date of the Notes to May 9, 2022 and the Company decreased the aggregate principal amount of the Notes to $20.0 million, following the pay-down of $5.0 million in principal of the Notes on November 9, 2020 (Second Amendment).  The interest rate on the Notes remained at 7.0% per annum. The Second Amendment was accounted for as an extinguishment of debt.

On April 29, 2022, the Company and holders of its Notes agreed to extend the maturity date of the Notes upon conclusion of the term on May 9, 2022.  The Company decreased the aggregate principal amount of the new Notes to

$15.0 million, following the pay-down of $5.0 million in principal of the Notes on May 9, 2022 (Third Amendment).  The new Notes are due and payable in three equal installments of $5.0 million on each of May 9, 2023, May 9, 2024 and the stated maturity date of May 9, 2025. If the Company has not received by October 31, 2022 approval of its stockholders for the exchange of its 9.375% Cumulative Redeemable Series B Preferred Stock (Series B Preferred Stock) and 9.125% Redeemable Series C Preferred Stock (Series C Preferred Stock) for cash or new proposed preferred stock and shares of Company Common Stock and, in the case of the Series C Preferred Stock, a warrant to purchase 1.5 shares of Common Stock,  on terms agreed to by the requisite percentage of holders of Series B Preferred Stock and Series C Preferred Stock and provided notice of the subsequent redemption of any remaining outstanding Series B Preferred Stock and its Series C Preferred Stock for Common Stock (other than any failure to receive such approvals and to provide such notice of redemption arising from (i) any breach of any covenant or agreement with the Company by any holder(s) of its capital stock or (ii) the institution of any legal or similar proceedings by any holder(s) of its capital stock or any Governmental Authority, see Note 12.—Equity and Share Based Payments, Redeemable Preferred Stock for further description on the exchange offer), then the stated maturity date of these Notes shall mean November 9, 2022.  The interest rate on the Notes remains at 7.0% per annum.

Long-term Debt

The Company carries its Junior Subordinated Notes at estimated fair value as more fully described in Note 7.—Fair Value of Financial Instruments. The following table shows the remaining principal balance and fair value of Junior Subordinated Notes issued as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Junior Subordinated Notes (1)	$62,000	$62,000
Fair value adjustment	(26,111)	(15,464)
Total Junior Subordinated Notes	$35,889	$46,536
(1)	Stated maturity of March 2034; requires quarterly interest payments at a variable rate of 3-month LIBOR plus 3.75% per annum.

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

As a result of the sale, in accordance with FASB ASC 810-10-25, the Company deconsolidated the securitized mortgage trust assets totaling approximately $1.6 billion and trust liabilities of $1.6 billion as of the sale date as it was no longer the primary beneficiary of the consolidated securitization trusts.   The Company shall remain the master servicer with respect to all of the securitizations until such time that the deals are collapsed or payoff.

Securitized Mortgage Trust Assets

Securitized mortgage trust assets, which are recorded at their estimated fair value, were comprised of the following at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Securitized mortgage collateral, at fair value	$—	$1,639,251
REO, at net realizable value (NRV)	—	3,479
Total securitized mortgage trust assets	$—	$1,642,730

Securitized Mortgage Trust Liabilities

Securitized mortgage trust liabilities, which are recorded at their estimated fair value, were comprised of the following at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Securitized mortgage borrowings	$—	$1,614,862

Changes in fair value of net trust assets, including trust REO gains (losses), were comprised of the following for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Change in fair value of net trust assets, excluding REO	$—	$(1,828)	$9,248	$(5,373)
(Losses) gains from trust REO	—	(313)	—	1,559
Change in fair value of net trust assets, including trust REO gains (losses)	$—	$(2,141)	$9,248	$(3,814)

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

The following table presents the estimated fair value of financial instruments included in the consolidated financial statements as of the dates indicated:

	June 30, 2022				December 31, 2021
	Carrying	Estimated Fair Value			Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$61,173	$61,173	$—	$—	$29,555	$29,555	$—	$—
Restricted cash	5,196	5,196	—	—	5,657	5,657	—	—
Mortgage loans held-for-sale	37,035	—	37,035	—	308,477	—	308,477	—
Mortgage servicing rights	850	—	—	850	749	—	—	749
Derivative assets, lending, net (1)	510	—	12	498	3,111	—	—	3,111
Securitized mortgage collateral	—	—	—	—	1,639,251	—	—	1,639,251

Liabilities
Warehouse borrowings	$37,795	$—	$37,795	$—	$285,539	$—	$285,539	$—
Convertible notes	15,000	—	—	15,000	20,000	—	—	20,000
Long-term debt	35,889	—	—	35,889	46,536	—	—	46,536
Securitized mortgage borrowings	—	—	—	—	1,614,862	—	—	1,614,862
Derivative liabilities, lending, net (2)	12	—	12	—	55	—	55	—
(1)	Represents IRLCs and Hedging Instruments and are included in other assets in the accompanying consolidated balance sheets.
(2)	Represents Hedging Instruments and are included in other liabilities in the accompanying consolidated balance sheets.

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

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its MSRs, securitized mortgage collateral and borrowings, derivative assets and liabilities (IRLCs), Notes and long-term debt as Level 3 fair value measurements. Level 3 assets and liabilities measured at fair value on a recurring basis were approximately 1% and 40% and 83% and 84%, respectively, of total assets and total liabilities measured at estimated fair value at June 30, 2022 and December 31, 2021.

Recurring Fair Value Measurements

The Company assesses its financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers into Level 3 classified instruments during the six months ended June 30, 2022.

The following tables present the Company’s assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at June 30, 2022 and December 31, 2021, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	June 30, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Mortgage loans held-for-sale	$—	$37,035	$—	$—	$308,477	$—
Derivative assets, lending, net (1)	—	12	498	—	—	3,111
Mortgage servicing rights	—	—	850	—	—	749
Securitized mortgage collateral	—	—	—	—	—	1,639,251
Total assets at fair value	$—	$37,047	$1,348	$—	$308,477	$1,643,111
Liabilities
Securitized mortgage borrowings	$—	$—	$—	$—	$—	$1,614,862
Long-term debt	—	—	35,889	—	—	46,536
Derivative liabilities, lending, net (2)	—	12	—	—	55	—
Total liabilities at fair value	$—	$12	$35,889	$—	$55	$1,661,398
(1)	At June 30, 2022, derivative assets, lending, net included $498 thousand in IRLCs and $12 thousand in Hedging Instruments included in other assets in the accompanying consolidated balance sheets. At December 31, 2021, derivative assets, lending, net included $3.1 million in IRLCs and is included in other assets in the accompanying consolidated balance sheets.
(2)	At December 31, 2021, derivative liabilities, lending, net are included in other liabilities in the accompanying consolidated balance sheets.

The following tables present reconciliations for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2022 and 2021:

	Level 3 Recurring Fair Value Measurements
	For the Three Months Ended June 30, 2022

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, March 31, 2022	$—	$—	$856	$846	$(47,549)
Total gains (losses) included in earnings:
Interest income	—	—	—	—	—
Interest expense	—	—	—	—	(357)
Change in fair value	—	—	(6)	(348)	1,980
Change in instrument specific credit risk	—	—	—	—	10,037	(1)
Total gains (losses) included in earnings	—	—	(6)	(348)	11,660
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	—	—	—	—
Fair value, June 30, 2022	$—	$—	$850	$498	$(35,889)
(1)	Amount represents the change in instrument specific credit risk in other comprehensive gain (loss) in the consolidated statements of operations and comprehensive loss.

	Level 3 Recurring Fair Value Measurements
	For the Three Months Ended June 30, 2021

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, March 31, 2021	$2,038,545	$(2,028,210)	$498	$5,078	$(45,361)
Total gains (losses) included in earnings:
Interest income (1)	(4,722)	—	—	—	—
Interest expense (1)	—	(8,909)	—	—	(418)
Change in fair value	(2,550)	722	(37)	(816)	1,417
Change in instrument specific credit risk	—	—	—	—	(538)	(2)
Total gains (losses) included in earnings	(7,272)	(8,187)	(37)	(816)	461
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	92	—	—
Settlements	(172,850)	189,173	—	—	—
Fair value, June 30, 2021	$1,858,423	$(1,847,224)	$553	$4,262	$(44,900)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $2.1 million for the three months ended June 30, 2021. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive loss is primarily from contractual interest on the securitized mortgage collateral and borrowings.
(2)	Amount represents the change in instrument specific credit risk in other comprehensive gain (loss) in the consolidated statements of operations and comprehensive loss.

The following tables present reconciliations for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2022 and 2021:

	Level 3 Recurring Fair Value Measurements
	For the Six Months Ended June 30, 2022

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, December 31, 2021	$1,639,251	$(1,614,862)	$749	$3,111	$(46,536)
Total gains (losses) included in earnings:
Interest income (1)	2,019	—	—	—	—
Interest expense (1)	—	(7,564)	—	—	(743)
Change in fair value	9,248	—	55	(2,613)	3,622
Change in instrument specific credit risk	—	—	—	—	7,768	(2)
Total gains (losses) included in earnings	11,267	(7,564)	55	(2,613)	10,647
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	46	—	—
Settlements	(1,650,518)	1,622,426	—	—	—
Fair value, June 30, 2022	$—	$—	$850	$498	$(35,889)
Unrealized gains (losses) still held (3)	$—	$—	$850	$498	$26,111
(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities prior to the sale in March 2022. Net interest income, including cash received and paid, was $1.2 million for the six months ended June 30, 2022. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive loss is primarily from contractual interest on the securitized mortgage collateral and borrowings.
(2)	Amount represents the change in instrument specific credit risk in other comprehensive gain (loss) in the consolidated statements of operations and comprehensive loss.
(3)	Represents the amount of unrealized gains relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at June 30, 2022.

	Level 3 Recurring Fair Value Measurements
	For the Six Months Ended June 30, 2021

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, December 31, 2020	$2,100,175	$(2,086,557)	$339	$7,275	$(44,413)
Total (losses) gains included in earnings:
Interest income (1)	(9,479)	—	—	—	—
Interest expense (1)	—	(18,018)	—	—	(724)
Change in fair value	79,857	(85,230)	1	(3,013)	2,442
Change in instrument specific credit risk	—	—	—	—	(2,205)	(2)
Total gains (losses) included in earnings	70,378	(103,248)	1	(3,013)	(487)
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	213	—	—
Settlements	(312,130)	342,581	—	—	—
Fair value, June 30, 2021	$1,858,423	$(1,847,224)	$553	$4,262	$(44,900)
Unrealized (losses) gains still held (3)	$(186,507)	$2,397,426	$553	$4,262	$17,100
(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $4.3 million for the three and six months ended June 30, 2021. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive gain (loss) is primarily from contractual interest on the securitized mortgage collateral and borrowings.
(2)	Amount represents the change in instrument specific credit risk in other comprehensive loss in the consolidated statements of operations and comprehensive loss.
(3)	Represents the amount of unrealized (losses) gains relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at June 30, 2021

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and nonrecurring basis at June 30, 2022 and December 31, 2021:

		June 30, 2022		December 31, 2021
	Unobservable	Range of	Weighted	Range of	Weighted
Financial Instrument	Input	Inputs	Average	Inputs	Average
Assets and liabilities backed by real estate
Securitized mortgage collateral, and	Prepayment rates	-%	-%	2.9 - 46.3%	10.7%
Securitized mortgage borrowings	Default rates	-%	-%	0.06 - 4.3%	1.7%
	Loss severities	-%	-%	0.01 - 97.6%	70.1%
	Discount rates	-%	-%	2.1 - 13.0%	3.6%
Other assets and liabilities
Mortgage servicing rights	Discount rates	12.5 - 15.0%	12.8%	12.5 - 15.0%	12.8%
	Prepayment rates	7.5 - 12.5%	8.5%	8.01 - 29.1%	10.3%
Derivative assets - IRLCs, net	Pull-through rates	40.0 - 99.0%	69.5%	50.0 - 98.0%	79.0%
Long-term debt	Discount rates	14.2%	14.2%	8.6%	8.6%

For other assets and liabilities, a significant increase in discount rates would result in a significantly lower estimated fair value.  A significant increase or decrease in pull-through rate assumptions would result in a significant increase or decrease, respectively, in the fair value of IRLCs.  The Company believes that the imprecision of an estimate could be significant.

The following tables present the changes in recurring fair value measurements included in net loss for the three months ended June 30, 2022 and 2021:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	For the Three Months Ended June 30, 2022
			Change in Fair Value of
	Interest	Interest	Net Trust	Long-term	Other Revenue	Gain on Sale
	Income (1)	Expense (1)	Assets	Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$—	$—	$—	$—	$—	$—	$—
Securitized mortgage borrowings	—	—	—	—	—	—	—
Long-term debt	—	(357)	—	1,980	—	—	1,623
Mortgage servicing rights (2)	—	—	—	—	(6)	—	(6)
Mortgage loans held-for-sale	—	—	—	—	—	(217)	(217)
Derivative assets — IRLCs	—	—	—	—	—	(348)	(348)
Derivative liabilities — Hedging Instruments	—	—	—	—	—	(896)	(896)
Total	$—	$(357)	$—	$1,980	$(6)	$(1,461)	$156
(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in gain (loss) on MSRs, net in the consolidated statements of operations and comprehensive loss.

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

The following tables present the changes in recurring fair value measurements included in net earnings (loss) for the six months ended June 30, 2022 and 2021:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	For the Six Months Ended June 30, 2022
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Income	Gain on Sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$2,019	$—	$9,248		$—	$—	$—	$11,267
Securitized mortgage borrowings	—	(7,564)	—		—	—	—	(7,564)
Long-term debt	—	(743)	—		3,622	—	—	2,879
Mortgage servicing rights (2)	—	—	—		—	55	—	55
Mortgage loans held-for-sale	—	—	—		—	—	(7,482)	(7,482)
Derivative assets — IRLCs	—	—	—		—	—	(2,613)	(2,613)
Derivative liabilities — Hedging Instruments	—	—	—		—	—	55	55
Total	$2,019	$(8,307)	$9,248	(3)	$3,622	$55	$(10,040)	$(3,403)
(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in gain (loss) on MSRs, net in the consolidated statements of operations and comprehensive loss.
(3)	For the six months ended June 30, 2022, change in the fair value of net trust assets, excluding REO was $9.2 million.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	For the Six Months Ended June 30, 2021
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Income	Gain on Sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$(9,479)	$—	79,857		$—	$—	$—	$70,378
Securitized mortgage borrowings	—	(18,018)	(85,230)		—	—	—	(103,248)
Long-term debt	—	(724)	—		2,442	—	—	1,718
Mortgage servicing rights (2)	—	—	—		—	1	—	1
Mortgage loans held-for-sale	—	—	—		—	—	(597)	(597)
Derivative assets — IRLCs	—	—	—		—	—	(3,013)	(3,013)
Derivative liabilities — Hedging Instruments	—	—	—		—	—	(82)	(82)
Total	$(9,479)	$(18,742)	$(5,373)	(3)	$2,442	$1	$(3,692)	$(34,843)
(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in gain (loss) on MSRs, net in the consolidated statements of operations and comprehensive loss.
(3)	For the six months ended June 30, 2021, change in the fair value of net trust assets, excluding REO was $5.4 million.

The following is a description of the measurement techniques for items recorded at estimated fair value on a recurring basis.

Mortgage servicing rights—The Company elected to carry its MSRs arising from its mortgage loan origination operations at estimated fair value. The fair value of MSRs is based upon a discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. MSRs are considered a Level 3 measurement at June 30, 2022 and December 31, 2021.

Mortgage loans held-for-sale—The Company elected to carry its mortgage LHFS originated or acquired at estimated fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage LHFS as a Level 2 measurement at June 30, 2022 and December 31, 2021.

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

Long-term debt—The Company elected to carry its junior subordinated notes at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company’s own credit risk, including previous settlements with trust preferred debt holders and discounted cash flow analysis. As of June 30, 2022, long-term debt had UPB of $62.0 million compared to an estimated fair value of $35.9 million. The aggregate UPB exceeded the fair value by $26.1 million at June 30, 2022. The long-term debt is considered a Level 3 measurement at June 30, 2022 and December 31, 2021.

Derivative assets and liabilities, lending— Derivative assets and liabilities, lending are carried at fair value and are accounted for as free standing derivatives. All derivative financial instruments are recognized on the consolidated balance sheets at fair value with changes in the fair values being reported in current period earnings.  The derivatives include IRLCs with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. The derivatives also include hedging instruments (typically to-be-announced mortgage-backed securities (TBA MBS), forward loan commitments and interest rate swap futures) used to hedge the fair value changes associated with changes in interest rates relating to its mortgage lending originations. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated Pull-through Rate. The anticipated Pull-through Rate is an unobservable input based on historical experience, which results in classification of IRLCs as a Level 3 measurement at June 30, 2022 and December 31, 2021.  The fair value of the Hedging Instruments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, the Hedging Instruments are classified as a Level 2 measurement at June 30, 2022 and December 31, 2021.  The Company also utilizes swap futures to hedge interest rate risk. These instruments are actively traded in a liquid market and classified as Level 1 inputs.

The following table includes information for the derivative assets and liabilities related to lending for the periods presented:

			Total Gains (Losses)		Total Gains (Losses)
	Notional Amount		For the Three Months Ended		For the Six Months Ended
	June 30,	December 31,	June 30,		June 30,
	2022	2021	2022	2021	2022	2021
Derivative – IRLC's (1)	$55,175	$255,150	$(348)	$(816)	$(2,613)	$(3,013)
Derivative – TBA MBS (1)	12,500	102,000	1,072	(2,379)	4,760	2,832
Derivative – Swap Futures (1)	3,300	—	(106)	—	1,300	—
(1)	Amounts included in gain on sale of loans, net within the accompanying consolidated statements of operations and comprehensive loss.

Nonrecurring Fair Value Measurements

The Company is required to measure certain assets and liabilities at estimated fair value from time to time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10.

There were no financial or non-financial assets measured using nonrecurring fair value measurements at June 30, 2022.

The following tables present financial and non-financial assets measured using nonrecurring fair value measurements at June 30, 2022 and 2021, and total (losses) gains for the three and six months ended June 30, 2022 and 2021, respectively:

	Nonrecurring Fair Value Measurements			Total Losses (1)
	June 30, 2022			For the Three Months Ended	For the Six Months Ended
	Level 1	Level 2	Level 3	June 30, 2022	June 30, 2022
ROU asset impairment	—	—	8,366	(123)	(123)
(1)	Total losses reflect losses from all nonrecurring measurements during the period.

	Nonrecurring Fair Value Measurements			Total (Losses) Gains (1)
	June 30, 2021			For the Three Months Ended	For the Six Months Ended
	Level 1	Level 2	Level 3	June 30, 2021	June 30, 2021
REO (2)	$—	$4,251	$—	$(313)	$1,559
(1)	Total gains (losses) reflect gains (losses) from all nonrecurring measurements during the period.
(2)	For the three and six months ended June 30, 2021, the Company recorded $(313) thousand and $1.6 million, respectively, in (losses) gains related to changes in NRV of properties. Losses represent impairment of the NRV attributable to an increase in state specific loss severities on properties held during the period which resulted in a decrease to NRV. Gains represent recovery of the NRV attributable to an improvement in state specific loss severities on properties held during the period which resulted in an increase to NRV.

Real estate owned—REO consists of residential real estate (within securitized mortgage trust assets) acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. REO balance representing REOs which have been impaired subsequent to foreclosure are subject to nonrecurring fair value measurement and are included in the nonrecurring fair value measurements tables. Fair values of REO are generally based on observable market inputs, and are considered Level 2 measurements at December 31, 2021.

ROU asset impairment—The Company performs reviews of its ROU assets for impairment when evidence exists that the carrying value of an asset may not be recoverable. During the first quarter of 2022, the Company recorded a $123 thousand ROU asset impairment charge related to the sublease of approximately 29,000 square feet of a floor within the Company’s corporate office, reducing the carrying value of the lease asset to its estimated fair value. The impairment charge is included in general, administrative and other expense in the consolidated statements of operations and comprehensive loss.  ROU asset was considered a Level 3 fair value measurement at June 30, 2022.

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

For the three and six months ended June 30, 2022, the Company recorded income tax expense was approximately $16 thousand and $39 thousand, respectively, which was the result of state income taxes from states where the Company does not have net operating loss (NOL) carryforwards or state minimum taxes. For the three and six months ended June 30, 2021, the Company recorded income tax expense of approximately $62 thousand and $43 thousand, respectively, which was the result of applying 1) the calculated annual effective tax rate (ETR) against the year to date net loss, and 2) the discrete method in jurisdictions where the Company meets an exception to using ETR.  The net deferred tax assets (DTA) were fully reserved for at June 30, 2022, consistent with December 31, 2021.

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

Note 9.—Reconciliation of Loss Per Common Share

The following table presents the computation of basic and diluted loss per common share, including the dilutive effect of stock options, restricted stock awards (RSAs), restricted stock units (RSUs) and deferred stock units (DSUs),

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator for basic loss per share:
Net loss	$(13,467)	$(8,864)	$(14,651)	$(9,547)
Less: cumulative non-declared dividends on preferred stock (1)	(390)	—	(780)	—
Net loss attributable to common stockholders	$(13,857)	$(8,864)	$(15,431)	$(9,547)

Numerator for diluted loss per share:
Net loss	$(13,857)	$(8,864)	$(15,431)	$(9,547)
Interest expense attributable to convertible notes (2)	—	—	—	—
Net loss plus interest expense attributable to convertible notes	$(13,857)	$(8,864)	$(15,431)	$(9,547)

Denominator for basic loss per share (3):
Basic weighted average common shares outstanding during the period	21,509	21,344	21,463	21,319

Denominator for diluted loss per share (3):
Basic weighted average common shares outstanding during the period	21,509	21,344	21,463	21,319
Net effect of dilutive convertible notes and warrants (2)	—	—	—	—
Net effect of dilutive stock options, DSU’s, RSA's and RSU's (2)	—	—	—	—
Diluted weighted average common shares	21,509	21,344	21,463	21,319
Net loss per common share:
Basic	$(0.64)	$(0.42)	$(0.72)	$(0.45)
Diluted	$(0.64)	$(0.42)	$(0.72)	$(0.45)
(1)	Cumulative non-declared dividends in arrears are included beginning July 15, 2021, which was the date the Maryland Court of Appeals affirmed the decision in granting summary judgment in favor of the plaintiffs on the Preferred B voting rights (see Note 12. – Equity and Share Based Payments).
(2)	Adjustments to diluted loss per share for the three and six months ended June 30, 2022 and 2021, were excluded from the calculation, as they were anti-dilutive.
(3)	Number of shares presented in thousands.

At June 30, 2022 and 2021, there were 804 thousand and 1.0 million shares, respectively, of stock options, RSUs and DSUs outstanding in the aggregate.  For the three and six months ended June 30, 2022, there were 698 thousand and 930 thousand shares, respectively, attributable to the Notes that were anti-dilutive.  For the three and six months ended June 30, 2021, there were 930 thousand shares attributable to the Notes that were anti-dilutive.  Additionally, for the three and six months ended June 30, 2022 and 2021, there were 213 thousand warrants that were anti-dilutive.

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

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Three Months Ended June 30, 2022:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$179	$—	$—	$—	$179
Servicing income, net	7	—	—	—	7
Gain on mortgage servicing rights, net	45	—	—	—	45
Real estate services fees, net	—	257	—	—	257
Other revenue (expense)	1	—	28	(22)	7
Other operating expense	(9,378)	(359)	(129)	(4,800)	(14,666)
Other income (expense)	261	—	877	(418)	720
Net (loss) earnings before income tax expense	$(8,885)	$(102)	$776	$(5,240)	(13,451)
Income tax expense					16
Net loss					$(13,467)

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Three Months Ended June 30, 2021:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$10,693	$—	$—	$—	$10,693
Servicing expenses, net	(150)	—	—	—	(150)
Loss on mortgage servicing rights, net	(37)	—	—	—	(37)
Real estate services fees, net	—	478	—	—	478
Other revenue (expense)	—	—	42	(46)	(4)
Other operating expense	(15,288)	(356)	(135)	(3,837)	(19,616)
Other (expense) income	(16)	—	314	(464)	(166)
Net (loss) earnings before income tax expense	$(4,798)	$122	$221	$(4,347)	$(8,802)
Income tax expense					62
Net loss					$(8,864)

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Six Months Ended June 30, 2022:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$6,134	$—	$—	$—	$6,134
Servicing expense, net	(5)	—	—	—	(5)
Gain on mortgage servicing rights, net	155	—	—	—	155
Real estate services fees, net	—	442	—	—	442
Other revenue	4	—	43	912	959
Other operating expense	(23,880)	(718)	(141)	(9,284)	(34,023)
Other income (expense)	649	—	11,959	(882)	11,726
Net (loss) earnings before income tax expense	$(16,943)	$(276)	$11,861	$(9,254)	(14,612)
Income tax expense					39
Net loss					$(14,651)

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Six Months Ended June 30, 2021:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$30,824	$—	$—	$—	$30,824
Servicing expense, net	(269)	—	—	—	(269)
Gain on mortgage servicing rights, net	1	—	—	—	1
Real estate services fees, net	—	688	—	—	688
Other revenue	23	—	69	228	320
Other operating expense	(31,516)	(725)	(256)	(8,417)	(40,914)
Other (expense) income	(199)	—	969	(924)	(154)
Net (loss) earnings before income tax expense	$(1,136)	$(37)	$782	$(9,113)	$(9,504)
Income tax expense					43
Net loss					$(9,547)

	Mortgage	Real Estate	Long-term	Corporate
Balance Sheet Items as of:	Lending	Services	Portfolio	and other	Consolidated
Total Assets at June 30, 2022 (1)	$108,870	$502	$63	$24,223	$133,658
Total Assets at December 31, 2021 (1)	$351,173	$502	$1,642,871	$28,225	$2,022,771
(1)	All segment asset balances exclude intercompany balances.

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

The legal matter updates summarized below are ongoing and may have an effect on the Company’s business and future financial condition and results of operations:

Timm, et al v. Impac Mortgage Holdings, Inc., et al.

On December 7, 2011, a purported class action was filed in the Circuit Court of Baltimore City (Circuit Court) entitled Timm, et al v. Impac Mortgage Holdings, Inc., et al. (Maryland Action) on behalf of holders of the Company’s 9.375% Series B Cumulative Redeemable Preferred Stock (Preferred B) and 9.125% Series C Cumulative Redeemable Preferred Stock (Preferred C) who did not tender their stock in connection with the Company’s 2009 Offer to Purchase and Consent Solicitation (2009 Offer), including that the Company failed to achieve the requisite number of votes to amend the 2004 Series B Articles Supplementary, that the consents of the holders of Preferred B and Preferred C stock to amend the 2004 Series B Articles Supplementary and 2004 Series C Articles Supplementary (together, the 2004 Articles Supplementary) were not effective, and that the Company’s Board of Directors breached their fiduciary duties by recommending and approving the 2009 Offer.

The Maryland Action sought a judicial declaration that the Article Amendments related to the 2009 Offer (the 2009 Article Amendments) were ineffective, reinstatement of cumulative dividends on the Preferred B and Preferred C, payment of additional dividends that would have been required if the 2004 Articles Supplementary had remained in effect after June 29, 2009 (due to the Company’s purchase of certain Preferred Stock before year end 2009), the election of two directors by the holders of Preferred B and Preferred C stock, punitive damages and legal expenses.

In 2013, the Company and the individual defendants in the Maryland Action prevailed on a motion to dismiss all claims, except the claim that the Company had failed to receive the requisite number of votes to amend the 2004 Series B Articles Supplementary and related remedies. All claims made on behalf of the holders of Preferred C and all claims against individual defendants were dismissed. The case proceeded to discovery and cross-motions for summary judgment on the remaining primary dispute as to whether the 2004 Series B Articles Supplementary required the approval of the holders of two-thirds (2/3rds) of the Preferred B, voting as a separate class, in order to make the 2009 Article Amendments to the 2004 Series B Articles Supplementary, which was the plaintiff’s position, or required the approval of the holders of two-thirds (2/3rds) of the Preferred B and Preferred C, voting together as a single class, which was the Company’s position.

The Circuit Court entered a Judgment Order (Judgment Order) on July 16, 2018 (amended on July 24, 2018), whereby it entered a partial final judgment: (1) in favor of the Company and all other defendants on all claims on behalf of the holders of Preferred C and all claims against all individual defendants, thereby affirming the validity of the 2009 Article Amendments to the 2004 Series C Articles Supplementary; (2) declaring its interpretation of the voting provision language in the 2004 Series B Articles Supplementary to mean that consent of the holders of two-thirds (2/3rds) of the Preferred B, voting as a separate class, was required to approve and amend the 2009 Article Amendments to the 2004 Series B Articles Supplementary, which was not obtained, thus rendering the amendments invalid and leaving the 2004 Series B Articles Supplementary continuously in effect; (3) ordering the Company to hold a special election within sixty (60) days for the holders of Preferred B to elect two directors to the Board of Directors pursuant to the 2004 Series B Articles Supplementary (who would remain on the Board until all accumulated dividends on the Series B Preferred Stock have been paid or set aside for payment); and (4) declaring that the Company is required to pay three quarters of dividends on the Preferred B under the 2004 Series B Articles Supplementary (approximately $1.2 million), but did not order the Company to make any payment at that time (the Outstanding 2009 Dividends), however the amount was accrued by the Company.  The Circuit Court declined to certify any class pending the outcome of appeals and certified its partial Judgment Order for immediate appeal.

The Company appealed from the Judgment Order and one co-Plaintiff cross-appealed to the Court of Special Appeals (CSA).  After briefing and argument, the CSA issued an opinion on April 1, 2020, affirming the Circuit Court’s judgments. Specifically, the CSA affirmed judgment in favor of the Company and other defendants on all claims involving Preferred C and affirmed judgment in favor of plaintiffs on the Preferred B voting rights interpretation, finding that the voting rights language in the 2004 Series B Articles Supplementary required consent of the holders of two-thirds (2/3rds) of the Preferred B, voting as a separate class, to amend the 2004 Series B Articles Supplementary in 2009.

The Company filed a petition for a writ of certiorari to the Maryland Court of Appeals (Court of Appeals) seeking review of the voting rights decision, which was granted. Neither of the two co-Plaintiffs sought further review. The Court of Appeals issued its decision on July 15, 2021, affirming the decisions of the Circuit Court and the Court of Special Appeals granting summary judgment in favor of the plaintiffs on the Preferred B voting rights language interpretation. Accordingly, the 2009 Article Amendments to the 2004 Series B Articles Supplementary were not validly adopted and the 2004 Series B Articles Supplementary remained in effect.

On August 17, 2021, the Court of Appeals issued its mandate returning the case to the Circuit Court for final proceedings on certain open issues, discussed below.  On October 25, 2021, the case was assigned to a judge of the Circuit Court to oversee final disposition of outstanding issues.

On remand, the Circuit Court directed the parties to submit briefs on any outstanding issues. The two co-Plaintiffs filed motions taking differing positions regarding certification of a Preferred B (the Class), appointment of a Class representative and Class counsel, notice to the Class regarding payment of the Outstanding 2009 Dividends and any award of attorney’s fees to Plaintiffs’ counsel from future dividends. After a hearing on February 18, 2022, the Circuit Court took all such matters under submission.

On July 22, 2022, the Circuit Court issued an Order Certifying Class and Providing for Class Notice and Final Hearing, accompanied by a Memorandum Opinion explaining the Circuit Court’s rulings on the matters under submission. The Circuit Court denied plaintiff Curtis Timm’s Motion for Class Certification and Other Relief and granted plaintiff Camac Fund LP’s Motion to Certify Class, Appoint Class Representative and Lead Counsel, Preliminarily Determine Right to Receive Dividends, and Set Final Judgment Hearing.  The Circuit Court certified a non-opt out class of owners of Preferred B stock from the close of the tender offer on June 29, 2009 to the date of the class certification order, appointed plaintiff Camac Fund as Lead Class Plaintiff and its counsel, Tydings & Rosenberg LLP, as Lead Class Counsel, ordered the co-plaintiffs to file any petitions for award of attorneys’ fees and expenses or other form of monetary award no later than August 12, 2022, and directed Impac to provide shareholder information to the parties’ class notice administrator by August 12, 2022.

In addition, the Circuit Court made a preliminary determination that the Outstanding 2009 Dividends should be paid to current Preferred B stockholders, as of a record date to be established. The Circuit Court stated that it anticipates entering final injunctive relief, prior to a final class hearing date, directing the Company to declare a record date for payment to then current Preferred B stockholders of the dividends previously determined to be due for three quarters in 2009 and to deposit such funds in escrow until after the proper recipients of the funds are determined following the final hearing. The Circuit Court specified the method by which the Company and the notice administrator are to give notice to the Class of the final hearing date and the opportunity to file objections to the proposed final injunctive relief and to the petitions for attorney’s fees and awards. Any awards of attorney’s fees and other monetary awards would be withheld from payment of the Outstanding 2009 Dividends and potentially withheld or deducted from future distributions to the Preferred B holders, including in connection with the Company’s recently filed Form S-4 for an Exchange Offer and Consent Solicitation, and distributed in accordance with the final rulings of the court.

The Circuit Court held a further conference on July 27, 2022, during which the parties discussed proposed revisions to the Class definition to include all Preferred B stockholders through the date of finality of final orders to be issued in the case, the method for the establishing a record date for the Company’s satisfaction of its obligations to distribute the adjudicated amount of the Outstanding 2009 Dividends, the final hearing date and other matters. The Circuit Court took the matters under further submission. On August 8, 2022, the Circuit Court issued an Amended Class Certification Order, which amends the definition of the class to include all Preferred B stockholders through the date of finality of final orders to be issued in the case, directs the Company to establish a record date of August 15, 2022 for distribution of the Outstanding 2009 Dividends in the amount of $1.2 million, and to pay that amount into the registry of the Circuit Court no later than August 19, 2022, to be held pending final resolution of all issues and final determination by the Court of the appropriate distribution of those funds.  The Amended Class Certification Order states that the Company shall have no further right or obligation with respect to the funds deposited in the registry, except as necessary to effectual the final determination of the Court. The Company can take no action with respect to the Outstanding 2009 Dividends until the Circuit Court makes further orders.

McNair v Impac Mortgage Corp.

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

Batres v. Impac Mortgage Corp.

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

UBS Americas Inc., et al. v. Impac Funding Corporation et al.

On December 17, 2021, a summons with notice was filed in the Supreme Court of the State of New York, County of New York (NY Court), initiating a lawsuit entitled UBS Americas Inc., et al. v. Impac Funding Corporation et al.  The plaintiffs contend that the defendants are required to indemnify payments that plaintiffs made to resolve claims asserted by the Federal Home Loan Bank of San Francisco and HSH Nordbank AG related to certain residential mortgage-backed securities (RMBS).  Plaintiffs contend that the RMBS included loans that the defendants allegedly sold to certain UBS entities in breach of contractual representations and warranties.  Plaintiffs further contend that they settled the cases for which plaintiffs are demanding indemnification in December 2015 and March 2016. On April 18, 2022, the Company accepted service of the summons with notice on behalf of Impac Funding Corp. and Impac Mortgage Holdings, Inc.  On June 2, 2022, a complaint was filed with the NY Court related to the summons with notice, however Impac Mortgage Holdings, Inc. was no longer listed as a defendant in the matter.  On July 25, 2022, Impac Funding Corporation filed a motion to dismiss the complaint.  The Company believes the claims are without merit and intends to defend itself vigorously.

CrossCountry Mortgage, LLC v Impac Mortgage Holdings, Inc. and Impac Mortgage Corp.

On August 4, 2022, a complaint was filed in the United States District Court for the Northern District of Ohio – Eastern Division by CrossCountry Mortgage, LLC (Plaintiff) against the Company and its wholly-owned subsidiary Impac Mortgage Corp. dba CashCall Mortgage (IMC). The Plaintiff alleges infringement of Plaintiff’s federally-registered trademark, unfair competition and false designation of origin and for substantial and related claims of deceptive trade practice under the statutory and common laws of the State of Ohio. Plaintiff is seeking injunctive and monetary relief.  The Company and IMC were served with the complaint on August 8, 2022. The Company and IMC believe the claims are without merit and we intend to defend ourselves vigorously.

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

The following table summarizes the repurchase reserve activity, within other liabilities on the consolidated balance sheets, related to previously sold loans as of and for the six months ended June 30, 2022 and year ended December 31, 2021:

	June 30,	December 31,
	2022	2021
Beginning balance	$4,744	$7,054
Provision for repurchases (1)	2,433	111
Settlements	(1,178)	(2,421)
Total repurchase reserve	$5,999	$4,744
(1)	The provision for repurchases is included in gain on sale of loans, net in the accompanying consolidated statements of operations and comprehensive loss.

Corporate-owned Life Insurance Trusts

During the first quarter of 2020, there was a triggering event that caused the Company to reevaluate the consolidation of certain corporate-owned life insurance trusts. As a result, the Company has consolidated life insurance trusts for three former executive officers. The corporate-owned life insurance contracts are recorded at cash surrender value, which is provided by a third party and held within trusts.  At June 30, 2022, the cash surrender value of the policies was $11.7 million and were recorded within other assets on the consolidated balance sheets.  At June 30, 2022, the liability associated with the corporate-owned life insurance trusts was $13.3 million and is recorded in other liabilities on the consolidated balance sheets.

	At June 30, 2022
Corporate-owned life insurance trusts:	Trust #1	Trust #2	Trust #3	Total
Corporate-owned life insurance cash surrender value	$5,345	$4,148	$2,188	$11,681
Corporate-owned life insurance liability	6,123	4,800	2,338	13,261
Corporate-owned life insurance shortfall (1)	$(778)	$(652)	$(150)	$(1,580)
(1)	The initial $1.3 million of shortfall was recorded as a change in retained deficit at the time of the consolidation of the trusts in 2020. The additional shortfall was recognized in the accompanying consolidated statements of operations and comprehensive loss.

Commitments to Extend Credit

The Company enters into IRLCs with prospective borrowers whereby the Company commits to lend a certain loan amount under specific terms and interest rates to the borrower. These loan commitments are treated as derivatives and are carried at fair value. See Note 7. — Fair Value of Financial Instruments for more information.

Note 12.—Equity and Share Based Payments

Redeemable Preferred Stock

As discussed within Note 11.—Commitments and Contingencies, on July 15, 2021, the Maryland Court of Appeals issued its decision affirming the decisions of the Maryland Circuit Court and the Court of Special Appeals granting summary judgment in favor of the plaintiffs on the Preferred B voting rights language interpretation. Accordingly, the 2009 Article Amendments to the 2004 Series B Articles Supplementary were not validly adopted and the 2004 Series B Articles Supplementary remained in effect.

As a result, as of June 30, 2022, the Company has cumulative undeclared dividends in arrears of approximately $19.9 million, or approximately $29.88 per outstanding share of Preferred B, thereby increasing the liquidation value to approximately $54.88 per share. Additionally, every quarter the cumulative undeclared dividends in arrears will increase by $0.5859 per Preferred B share, or approximately $390 thousand. The accrued and unpaid dividends on the Preferred B are payable only upon declaration by the Board of Directors, and the liquidation preference, inclusive of Preferred B cumulative undeclared dividends in arrears, is only payable upon voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs.  In addition, once the Circuit Court determines basis for an appropriate record date, the Company will be required to pay an amount equal to three quarters of dividends on the Preferred B stock under the 2004 Preferred B Articles Supplementary (approximately $1.2 million, which had been previously accrued for).  Co-Plaintiff Camac Fund LP called for a special meeting of the Preferred B stockholders for the election of two additional directors, which was originally convened at approximately 9:00 a.m. pacific time on October 13, 2021. A quorum was not present at the meeting as originally convened and all of the shares present at the Special Meeting voted in favor of adjourning the Special Meeting to Tuesday, November 23, 2021 at 9:00 a.m., Pacific Time. A quorum was not present at the meeting as reconvened on Tuesday, November 23, 2021 at 9:00 a.m. pacific time, and the Special Meeting was further adjourned to January 6, 2022 at 9:00 a.m. pacific time. At the reconvened Special Meeting held on Thursday, January 6, 2022, a quorum was not present, and the meeting was concluded. As a quorum was not established at the Special Meeting, no Preferred Directors have yet been elected by the holders of Preferred B shares.

At June 30, 2022, the Company had $71.7 million in outstanding liquidation preference of Preferred B and Preferred C stock (including cumulative unpaid dividends in the case of the Preferred B stock). The holders of each series of Preferred Stock, which carry limited voting rights and are redeemable at the option of the Company, retain the right to a $25.00 per share liquidation preference (plus cumulative unpaid dividends in the case of the Preferred B stock) in the event of a liquidation of the Company and the right to receive dividends on the Preferred Stock if any such dividends are declared (and, in the case of the Preferred B stock, before any dividends or other distributions are made to holders of junior stock, including the Company’s common stock).

On April 29, 2022, the Company entered into voting agreements (the Voting Agreements), with certain holders of outstanding shares of Preferred B stock, Preferred C stock and common stock, which were subsequently amended on or after June 21, 2022, requiring parties to the Voting Agreements to vote in favor of proposed amendments to the provisions of the Company’s charter setting forth the terms of the Preferred B stock and Preferred C stock (the Proposed Amendments) to (1) permit closing of a proposed exchange offer, described below (the Exchange Offer), without payment of any accrued or accumulated dividends on any outstanding shares of Preferred B stock or Preferred C stock, and (2) provide that, following the effectiveness of the Proposed Amendments and the Exchange Offer, the remaining outstanding shares of Preferred B stock and Preferred C stock would be subject to redemption at the election of the Company or the holders of any outstanding shares of Preferred B stock or Preferred C stock, as the case may be, for the following redemption consideration: (i) for each outstanding share of Preferred B stock, subject to potential reduction as a result of any attorneys’ fees or costs that are the subject of any petition therefor filed by any attorneys representing holders of Preferred B stock or any order entered by a court in respect of any such petition, (a) cash in the amount of $5.00 or, if the payment of cash in the Exchange Offer would cause the Company to violate the Cash Consideration Restrictions described below, fifty (50) shares of a new series of Preferred Stock (the New Proposed Preferred Stock) and (b) twenty (20) shares of Common Stock and (ii) for each outstanding share of Preferred C stock, (a) cash in the amount of $0.10 or, if the payment of cash in the Exchange Offer would cause the Company to violate the Cash Consideration Restrictions, one (1)

share of New Preferred Stock; (b) 1.25 shares of Common Stock and (c) 1.5 warrants to purchase 1.5 shares of Common Stock at a purchase price of $5.00 per share of Common Stock.

A violation of the Cash Consideration Restrictions will occur if the occurrence of an action would cause (i) the Company to violate the restrictions on payment of distributions to stockholders under section 2-311 of the Maryland General Corporation Law (the MGCL), (ii) any material breach of or default under the terms and conditions of any obligation of the Company, including any agreement relating to its indebtedness, or (iii) the Company to violate any restriction or prohibition of any law rule or regulation applicable to the Company or of any order, judgment or decree of any court or administrative agency.

The New Preferred Stock will rank senior to the Preferred B stock and the Preferred C stock as to dividends and upon liquidation; be non-participating, and bear cumulative cash dividends from and including the original issue date at a fixed rate equal to 8.25% per annum (equivalent to a fixed annual amount of $.00825 per share of New Preferred Stock); bear a liquidation preference of $0.10 per share; and be mandatorily redeemable by the Company on the 60th day, or such earlier date as the Company may fix, after the date of any public announcement by the Company of annual or quarterly financial statements that indicate that payment of the redemption price would not cause the Company to violate the restrictions on payment of distributions to stockholders under section 2-311 of the MGCL unless, before such redemption date, the Company’s Board of Directors determines in good faith that the payment by the Company of the redemption price for the New Preferred Stock and for any stock ranking on parity with the New Preferred Stock with respect to redemption and which have become redeemable as of the applicable redemption date would cause the Company to violate the Cash Consideration Restrictions, or (B) any date fixed by the Company not more than sixty (60) days after any determination by the Company’s Board of Directors (which the Board, or a committee thereof, is obligated to undertake after the release of annual and quarterly financial statements and upon any capital raise) in good faith that the payment by the Company of the redemption price for the New Preferred Stock and any stock ranking on parity with the New Preferred Stock with respect to redemption rights which have become redeemable as of such redemption date would not cause us to violate the Cash Consideration Restrictions. The Company currently intends to redeem the New Preferred Stock for cash promptly when it is legally and contractually permitted to do so, but if the Company is unable to raise additional capital, it may be unable to redeem the New Preferred Stock.

In the proposed Exchange Offer, the Company currently intends to offer to repurchase each outstanding share of Preferred B stock and each outstanding share of Preferred C stock in exchange for the corresponding redemption consideration described above, subject to potential reduction as a result of any attorneys’ fees or costs ordered or that may be ordered to be paid to the attorneys representing holders of Preferred B stock or any order entered by a court in respect of such petition.  Closing of the Exchange Offer, if effected by the Company, is expected to be contingent upon, among other conditions, the approval of the Proposed Amendments by the stockholders of the Company, which will require the affirmative vote of holders of at least each of 66 2/3% of the outstanding shares of Preferred B stock, 66 2/3% of the outstanding shares of Preferred C stock and shares of Common Stock entitled to cast a majority of votes entitled to be cast, and acceptance for record of the Proposed Amendments by the State Department of Assessments and Taxation of Maryland. The Voting Agreements also limit transferability of the shares of Preferred B stock, Preferred C stock and Common Stock during the term of the Voting Agreement and certain holders of Preferred B stock and Preferred C stock have also agreed, as part of the Voting Agreements, to trading limitations in connection with any Common Stock they receive in the Exchange Offer or as part of the redemption.

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

Share Based Payments

The following table summarizes activity, pricing and other information for the Company’s stock options for the six months ended June 30, 2022:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at the beginning of the year	570,228	$7.89
Options granted	—	—
Options exercised	—	—
Options forfeited/cancelled	(10,000)	3.39
Options outstanding at the end of the period	560,228	7.97
Options exercisable at the end of the period	518,874	$8.34

As of June 30, 2022, there was approximately $54 thousand of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 1.6 years.

The following table summarizes activity, pricing and other information for the Company’s RSU’s for the six months ended June 30, 2022:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
RSUs outstanding at beginning of the year	397,829	$4.11
RSUs granted	—	—
RSUs issued	(153,251)	4.32
RSUs forfeited/cancelled	(18,333)	3.85
RSUs outstanding at end of the period	226,245	$3.99

As of June 30, 2022, there was approximately $604 thousand of total unrecognized compensation cost related to the RSU compensation arrangements granted under the plan. That cost is expected to be recognized over the remaining weighted average period of 1.3 years.

The following table summarizes activity, pricing and other information for the Company’s DSU’s for the six months ended June 30, 2022:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
DSUs outstanding at the beginning of the year	54,500	$6.61
DSUs granted	—	—
DSUs issued	(15,000)	3.75
DSUs forfeited/cancelled	—	—
DSUs outstanding at the end of the period	39,500	$7.70

As of June 30, 2022, there was no unrecognized compensation cost related to the DSU compensation arrangements granted under the plan.

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

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “likely,” “projected,” “should,” “could,” “seem to,” “anticipate,” “plan,” “intend,” “project,” “assume,” or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to the following: ongoing impact on the U.S. economy and financial markets due to the outbreak of the novel coronavirus, and any adverse impact or disruption to the Company’s operations; our ability to complete the contemplated Exchange Offer with the holders of Series B Preferred Stock and Series C Preferred Stock; unemployment rates; successful development, marketing, sale and financing of new and existing financial products, ability to successfully re-engage in lending activities; interest rate levels; inability to successfully reduce prepayment on our mortgage loans; ability to successfully diversify our loan products; decrease in our mortgage servicing portfolio or its market value; ability to increase our market share and geographic footprint in the various residential mortgage businesses; ability to manage and sell MSRs as needed; ability to successfully sell loans to third-party investors; volatility in the mortgage industry; unexpected interest rate fluctuations and margin compression; our ability to manage personnel expenses in relation to mortgage production levels; our ability to successfully use warehousing capacity and satisfy financial covenants; our ability to maintain compliance with the continued listing requirements of the NYSE American for our common stock; increased competition in the mortgage lending industry by larger or more efficient companies; issues and system risks related to our technology including cyber risk and data security risk; ability to successfully create cost and product efficiencies through new technology; more than expected increases in default rates or loss severities and mortgage related losses; ability to obtain additional financing, through lending and repurchase facilities, debt or equity funding, strategic relationships or otherwise; the terms of any financing, whether debt or equity, that we do obtain and our expected use of proceeds from any financing; increase in loan repurchase requests and ability to adequately settle repurchase obligations; failure to create brand awareness; the outcome, including any settlements, of litigation or regulatory actions pending against us or other legal contingencies; and our compliance with applicable local, state and federal laws and regulations and other general market and economic conditions.

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, this Quarterly Report on Form 10-Q and other subsequent reports we file under the Securities Exchange Act of 1934. This document speaks only as of its date and we do not undertake, and specifically disclaim any obligation, to release publicly the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements except as required by law.

The Mortgage Industry and Discussion of Relevant Fiscal Periods

The second quarter of 2022 saw trends which began in the fourth quarter of 2021, accelerate with a dramatic rise in forward interest rates and a widening of credit spreads.  Due to significant inflationary pressures, the U.S. Federal Reserve raised the federal funds rate by 225 basis points through July 2022, representing the fastest pace of credit tightening since the 1980’s, and is expected to continue to raise interest rates into 2023 as well as reduce the federal government’s overall portfolio of Treasury and mortgage-backed securities.  As a result, the Mortgage Bankers Association is forecasting mortgage originations for purchases to grow 1% in 2022 to $1.7 trillion and are predicting refinance originations to slow in 2022, decreasing by 70% to $0.7 trillion from $2.3 trillion in 2021. The sharp decline in originations reflects the intense pressure on mortgage originations due to the dramatic collapse of the mortgage refinance market and the weakening mortgage purchase market, which has suffered from a lack of housing inventory and increasing affordability issues.  We expect the housing inventory, affordability and intense competition in the mortgage market to continue to put pressure on originations, gain on sale margins and profitability going forward.  We have and expect to continue to reduce business expenses to align with the lower projected originations for the remainder of the year.

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

Selected Financial Results

	For the Three Months Ended			For the Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(in thousands, except per share data)	2022	2022	2021	2022	2021
Revenues:
Gain on sale of loans, net	$179	$5,955	$10,693	$6,134	$30,824
Servicing income (expense), net	7	(12)	(150)	(5)	(269)
Gain (loss) on mortgage servicing rights, net	45	111	(37)	155	1
Real estate services fees, net	257	185	478	442	688
Other	7	951	(4)	959	320
Total revenues, net	495	7,190	10,980	7,685	31,564
Expenses:
Personnel expense	8,024	11,921	11,964	19,945	26,888
Business promotion	1,319	2,301	1,770	3,620	2,963
General, administrative and other	5,323	5,135	5,882	10,458	11,063
Total expenses	14,666	19,357	19,616	34,023	40,914
Operating loss:	(14,171)	(12,167)	(8,636)	(26,338)	(9,350)
Other income (expense):
Net interest (expense) income	(1,260)	116	558	(1,144)	1,218
Change in fair value of long-term debt	1,980	1,642	1,417	3,622	2,442
Change in fair value of net trust assets	—	9,248	(2,141)	9,248	(3,814)
Total other income (loss), net	720	11,006	(166)	11,726	(154)
Loss before income taxes	(13,451)	(1,161)	(8,802)	(14,612)	(9,504)
Income tax expense	16	23	62	39	43
Net loss	$(13,467)	$(1,184)	$(8,864)	$(14,651)	$(9,547)
Other comprehensive loss:
Change in fair value of instrument specific credit risk	10,037	(2,269)	(538)	7,768	(2,205)
Total comprehensive loss	$(3,430)	$(3,453)	$(9,402)	$(6,883)	$(11,752)

Diluted weighted average common shares	21,509	21,417	21,344	21,463	21,319
Diluted loss per share	$(0.64)	$(0.07)	$(0.42)	$(0.72)	$(0.45)

Status of Operations

Key Metrics – Second quarter 2022

●	At June 30, 2022, unrestricted cash was $61.2 million as compared to $29.6 million at December 31, 2021.
●	For the three months ended June 30, 2022, total originations were $128.1 million as compared to $482.1 million for the three months ended March 31, 2022 and $611.5 million for the three months ended June 30, 2021.

●	For the three months ended June 30, 2022, non-qualified mortgage (NonQM) origination volumes were $80.2 million as compared to $314.3 million for the three months ended March 31, 2022 and $100.6 million for the three months ended June 30, 2021.

●	Gain on sale of loans, net was $179 thousand for the three months ended June 30, 2022 as compared to $6.0 million for the three months ended March 31, 2022 and $10.7 million for the three months ended June 30, 2021.

●	Operating expenses (personnel, business promotion and general, administrative and other) for the three months ended June 30, 2022 decreased to $14.7 million from $19.4 million for the three months ended March 31, 2022 and $19.6 million for the three months ended June 30, 2021.

For the three months ended June 30, 2022, we reported a net loss of $13.5 million, or $0.64 per diluted common share, as compared to a net loss of $8.9 million, or $0.42 per diluted common share, for the three months ended June 30, 2021.  For the three months ended June 30, 2022, adjusted loss before tax (as defined below in Non-GAAP Financial Measures) was $15.4 million, or $0.71 per diluted common share, as compared to an adjusted loss before tax of $6.9 million, or $0.32 per diluted common share, for the three months ended June 30, 2021.

For the six months ended June 30, 2022, we reported a net loss of $14.7 million, or $0.72 per diluted common share, as compared to a net loss of $9.5 million, or $0.45 per diluted common share, for the six months ended June 30, 2021.  For the six months ended June 30, 2022, adjusted loss before tax (as defined below in Non-GAAP Financial Measures) was $28.4 million, or $1.32 per diluted common share, as compared to an adjusted loss before tax of $7.2 million, or $0.34 per diluted common share, for the six months ended June 30, 2021.

Net loss for the three months ended June 30, 2022, increased to $13.5 million as compared to $8.9 million for the three months ended June 30, 2021.  The quarter over quarter increase in net loss was primarily due to a $10.5 million decrease in gain on sale of loans, net, partially offset by a $5.0 million decrease in operating expenses and an $886 thousand increase in other income.  The sharp and unexpected decline in gain on sale of loans, net reflects the intense pressure on mortgage originations due to the dramatic collapse of the mortgage refinance market and the weakening mortgage purchase market, which has suffered from a lack of housing inventory and significant increase in mortgage interest rates resulting in customer affordability issues. As previously discussed, the increase in interest rates which began in the fourth quarter of 2021, caused a significant increase in credit spreads, which accelerated into the second quarter of 2022, resulting in a substantial over supply of low coupon originations causing a severe decline in margins and diminishing capital market distribution exits for originators reliant upon an aggregation execution model.  To mitigate the risks associated with reduced distribution exits and extended settlement timelines, we began to pull back on production, significantly increasing the pricing on our loan products as well as completely shifting to best-efforts delivery for non-agency production in the first quarter of 2022.  As a result, origination volumes decreased significantly during the second quarter of 2022.  For the three months ended June 30, 2022, we originated and sold $128.1 million and $248.2 million of mortgage loans, respectively, as compared to $611.5 million and $667.8 million of loans originated and sold, respectively, during the same period in 2021.  During the three months ended June 30, 2022, margins were 14 bps as compared to 175 bps during the same period in 2021.

Offsetting the increase in net loss was an increase in other income of $886 thousand as a result of a $2.1 million reduction in trust losses as a result of the sale of the legacy securitization portfolio during the first quarter of 2022 and a $563 thousand increase in fair value of our long-term debt partially offset by a $1.8 million reduction in net interest income as a result of the aforementioned sale of the legacy securitization portfolio during the first quarter of 2022.  Additionally, operating expenses were lower during the second quarter of 2022 due to a reduction in variable compensation commensurate with reduced originations as well as a reduction in headcount to support reduced volume.

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (GAAP), we use the following non-GAAP financial measures: adjusted loss before tax and diluted adjusted loss per common share before tax.  Adjusted loss and diluted adjusted loss per common share are financial measurements calculated by adjusting GAAP net loss before tax to exclude certain non-cash items, such as fair value adjustments and mark-to-market of mortgage servicing rights (MSRs), and legacy non-recurring expenses.  We believe adjusted loss provides useful information to investors regarding our results of operations as it assists both investors and management in analyzing and benchmarking the performance and value of our core business of mortgage lending over multiple periods. Adjusted loss facilitates company-to-company operating performance comparisons by backing out potential non-cash differences caused by variations in hedging strategies and changes in valuations for long-term debt and net trust assets, which may vary for different companies for reasons unrelated to operating performance, as well as certain historical cost (benefit) items which may vary for different companies for reasons unrelated to operating performance. These non-GAAP financial measures are not intended to be considered in isolation and should not be a substitute for net (loss) earnings before income taxes, net (loss) earnings or diluted (loss) earnings per common share (EPS) or any other operating performance measure calculated in accordance with GAAP, and may not be comparable to a similarly titled measure reported by other companies.  The tables below provide a reconciliation of net loss before tax and diluted loss per common share to non-GAAP adjusted loss before tax and non-GAAP diluted adjusted loss per common share before tax:

	For the Three Months Ended			For the Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(in thousands, except per share data)	2022	2022	2021	2022	2021
Loss before income taxes:	$(13,451)	$(1,161)	$(8,802)	$(14,612)	$(9,504)

Change in fair value of mortgage servicing rights	(89)	(143)	11	(231)	(39)
Change in fair value of long-term debt	(1,980)	(1,642)	(1,417)	(3,622)	(2,442)
Change in fair value of net trust assets, including trust REO gains (losses)	—	(9,248)	2,141	(9,248)	3,814
Legal settlements and professional fees, for legacy matters (1)	—	—	1,000	—	1,000
Legacy corporate-owned life insurance (2)	157	(816)	160	(659)	2
Adjusted loss before tax	$(15,363)	$(13,010)	$(6,907)	$(28,372)	$(7,169)

Diluted weighted average common shares	21,509	21,417	21,344	21,463	21,319
Diluted adjusted loss per common share before tax	$(0.71)	$(0.61)	$(0.32)	$(1.32)	$(0.34)

Diluted loss per common share	$(0.64)	$(0.07)	$(0.42)	$(0.72)	$(0.45)
Adjustments:
Cumulative non-declared dividends on preferred stock	0.02	0.02	—	0.04	—
Change in fair value of mortgage servicing rights	(0.01)	(0.01)	—	(0.01)	—
Change in fair value of long-term debt	(0.09)	(0.08)	(0.07)	(0.17)	(0.11)
Change in fair value of net trust assets, including trust REO gains (losses)	—	(0.43)	0.11	(0.43)	0.17
Legal settlements and professional fees, for legacy matters	—	—	0.05	—	0.05
Legacy corporate-owned life insurance	0.01	(0.04)	0.01	(0.03)	—
Diluted adjusted loss per common share before tax	$(0.71)	$(0.61)	$(0.32)	$(1.32)	$(0.34)
(1)	Included in general, administrative and other expense in the accompanying consolidated statements of operations and comprehensive loss.

(2)	Amounts included in other revenues, general, administrative and other expense and net interest income for amounts associated with the cash surrender value of corporate-owned life insurance trusts, premiums associated with the corporate-owned life insurance trusts liabilities, and interest expense on the corporate-owned life insurance trusts, respectively, in the accompanying consolidated statements of operations and comprehensive loss.

Originations by Channel:

	For the Three Months Ended
	June 30,	March 31,	%	June 30,	%
(in millions)	2022	2022	Change	2021	Change
Retail	$93.0	$288.9	(68)%	$514.2	(82)%
Wholesale	35.1	193.2	(82)	97.3	(64)
Total originations	$128.1	$482.1	(73)%	$611.5	(79)%

During the second quarter of 2022, total originations were $128.1 million as compared to $482.1 million in the first quarter of 2022 and $611.5 million in the second quarter of 2021.  The decrease in originations as compared to the first quarter of 2022, was due to the significant increase in interest rates which began in the fourth quarter of 2021, resulting in a reduction in purchase loans due to a decrease in home purchase affordability and in refinance volume due to the number of loans that had previously refinanced during the preceding historically low interest rate environment.  While we began to shift our origination focus away from more rate and margin sensitive conventional originations during the first quarter of 2021, the increase in interest rates which began in the fourth quarter of 2021 and has accelerated through the second quarter of 2022, caused a significant increase in credit spreads, resulting in a substantial over supply of low coupon originations causing a severe decline in margins and diminished capital market distribution exits for originators reliant upon an aggregation execution model.  To mitigate the risks associated with reduced distribution exits and extended settlement timelines, we began to pull back on production, significantly increasing the pricing on our loan products as well as completely shifting to a best-efforts delivery for non-agency production in the first quarter of 2022, which significantly reduced our origination volumes during the second quarter of 2022 as compared to the second quarter of 2021. We continue to manage our headcount, pipeline and capacity to balance the risks inherent in an aggregation execution model.

Our loan products primarily include conventional loans eligible for sale to Fannie Mae and Freddie Mac, NonQM mortgages and loans eligible for government insurance (government loans) by the Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).

Originations by Loan Type:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions)	2022	2021	% Change	2022	2021	% Change
Conventional	$40.6	$500.1	(92)%	$198.7	$1,279.1	(84)%
NonQM	80.2	100.6	(20)	394.5	115.3	242
Jumbo	0.9	3.8	(76)	5.5	51.2	(89)
Government (1)	6.4	7.0	(9)	11.5	15.8	(27)
Total originations	$128.1	$611.5	(79)%	$610.2	$1,461.4	(58)%
(1)	Includes all government-insured loans including FHA, VA and USDA.

We continue to believe there is an underserved mortgage market for borrowers with strong credit who may not meet the qualified mortgage (QM) guidelines set out by the Consumer Financial Protection Bureau.  During the fourth quarter of 2021, we originated $382.1 million in NonQM loans and were on pace to exceed our fourth quarter 2021 NonQM originations during the first quarter of 2022, prior to the recent dislocation in NonQM pricing as a result of widening credit spreads.  As described above, as a result of the market dislocation we have further backed off NonQM production during the second quarter of 2022 with NonQM originations decreasing to $80.2 million from $314.3 million during the first quarter of 2022, and down from $100.6 million during the second quarter of 2021.  During the second quarter of 2022, NonQM originations represented 63% of our total originations, which was a decrease over the first quarter of 2022 which represented 65% of our total originations but up from only 16% of our total originations during the second quarter of 2021.

In the second quarter of 2022, our NonQM originations had a weighted average Fair Isaac Company credit score (FICO) of 735 and a weighted average LTV ratio of 67%.  For the year ended December 31, 2021, our NonQM originations had a weighted average FICO of 747 and a weighted average LTV of 65%.

Originations by Purpose:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(in millions)	2022	%	2021	%	2022	%	2021	%
Refinance	$78.4	61%	$559.7	92%	$456.4	75%	$1,385.6	95%
Purchase	49.7	39	51.8	8	153.8	25	75.8	5
Total originations	$128.1	100%	$611.5	100%	$610.2	100%	$1,461.4	100%

During the second quarter of 2022, refinance volume decreased 92% to $78.4 million as compared to $559.7 million in the second quarter of 2021. The decrease in originations was due to the aforementioned significant increase in interest rates as compared to the second quarter of 2021.  We continue to manage our headcount, pipeline and capacity to balance the risks inherent in an aggregation execution model.

Mortgage Servicing Portfolio:

	June 30,	December 31,	%	June 30,	%
(Unpaid principal balance (UPB), in millions)	2022	2021	Change	2021	Change
Mortgage servicing portfolio	$71.4	$71.8	(0.6)%	$48.6	47%

The mortgage servicing portfolio decreased to $71.4 million at June 30, 2022 as compared to $71.8 million at December 31, 2021 and $48.6 million at June 30, 2021.  We continue to sell whole loans on a servicing released basis to investors and selectively retain GNMA mortgage servicing. The servicing portfolio generated net servicing income of $7 thousand in the second quarter of 2022, as compared to net servicing expense of $150 thousand in the second quarter of 2021.  We will continue to recognize an immaterial amount of net servicing fees or a net servicing expense related to interim subservicing and other servicing costs related to the small UPB of remaining servicing portfolio.

The following table includes information about our mortgage servicing portfolio:

	At June 30,	% 60+ days	At December 31,	% 60+ days
(in millions)	2022	delinquent (1)	2021	delinquent (1)
Ginnie Mae	$71.4	1.49%	$71.8	2.00%
Freddie Mac	—	—	—	—
Fannie Mae	—	—	—	—
Total servicing portfolio	$71.4	1.49%	$71.8	2.00%
(1)	Based on loan count.

For the second quarter of 2022, real estate services fees, net were $257 thousand as compared to $185 thousand in the first quarter of 2022 and $478 thousand in the second quarter of 2021.  Real estate services fees, net is generated from our former long-term mortgage portfolio which continued to decline in size.  Additionally, as previously noted, in March 2022, we sold our residual interest certificates, and assigned certain optional termination and loan purchase rights which entails the entire legacy securitization portfolio within our long-term mortgage portfolio.  As a result, it is our expectation that the real estate services fees, net generated from the long-term mortgage portfolio will decline in future periods as the securitizations are called or collapsed by the purchaser.

As previously noted, in the first quarter of 2022, we sold the legacy securitization portfolio which, in accordance with FASB ASC 810-10-25, resulted in deconsolidation of the securitized mortgage trust assets totaling approximately $1.6 billion and trust liabilities of $1.6 billion as of the sale date as we were no longer the primary beneficiary of the consolidated securitization trusts. We will remain as the master servicer with respect to all of the securitizations until such time that the deals are collapsed or payoff. Prior to the aforementioned sale and transfer of the legacy securitization portfolio in March 2022, the residual interests generated cash flows of $1.1 million in the first quarter of 2022 as compared to $1.9 million for the first six months of 2021.

For additional information regarding the long-term mortgage portfolio, refer to Financial Condition and Results of Operations below.

Liquidity and Capital Resources

During the six months ended June 30, 2022, we funded our operations primarily from the sale of our legacy securitization portfolio, mortgage lending revenues and, to a lesser extent, real estate services fees and cash flows from our residual interests in securitizations.  Mortgage lending revenues include gain on sale of loans, net and other mortgage related income.  We funded mortgage loan originations using warehouse facilities, which are repaid once the loan is sold.  We may also seek to raise capital by issuing debt or equity securities.

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

As previously discussed, the sharp and unexpected decline in gain on sale of loans, net reflects the intense pressure on mortgage originations due to the dramatic collapse of the mortgage refinance market and the weakening mortgage purchase market, which has suffered from a lack of housing inventory and a significant increase in mortgage interest rates resulting in customer home purchase affordability issues. The increase in interest rates which began in the fourth quarter of 2021, caused a significant increase in credit spreads which accelerated into the second quarter of 2022, resulting in a substantial over supply of low coupon originations causing a severe decline in margins and diminishing capital market distribution exits for originators reliant upon an aggregation execution model.  To mitigate the risks associated with reduced distribution exits and extended settlement timelines, we began to pull back on production, significantly increasing the pricing on our loan products as well as completely shifting to a best-efforts delivery for non-agency production in the first quarter of 2022.

During the six months ended June 30, 2022, we have reduced our warehouse lending capacity to $550.0 million from $615.0 at December 31, 2021 as we did not renew the facility that expired in May 2022.  In July, 2022 we further reduced our warehouse lending capacity to $400.0 million, reducing the $200.0 million funding facility to $50.0 million and do not anticipate renewing the facility in September 2022 upon expiration of the line.  As of June 30, 2022, we were not in compliance with certain warehouse lending related covenants, and received the necessary waivers.

In March 2022, we sold our residual interest certificates, and assigned certain optional termination and loan purchase rights relating to 37 securitizations that closed between 2000 and 2007, which entailed the entire legacy securitization portfolio within our long-term mortgage portfolio. Pursuant to the terms of the Sale Agreement, the purchaser paid the Company an aggregate cash purchase price of $37.5 million.  In March 2022, we recorded a $9.2 million increase in fair value, net of $277 thousand in transaction costs related to the transfer of the legacy securitization portfolio.

On April 29, 2022, we entered into an agreement to repay $5.0 million of our outstanding convertible promissory notes (the Notes) on May 9, 2022, the date of maturity of such Notes, and extend the maturity date of the Notes upon conclusion of the term on May 9, 2022.  We decreased the aggregate principal amount of the new Notes to $15.0 million, following the pay-down of $5.0 million in principal of the Notes on May 9, 2022 (Third Amendment).  The new Notes shall be due and payable in three equal installments of $5.0 million on each of May 9, 2023, May 9, 2024 and the Stated Maturity Date of May 9, 2025, provided we complete the contemplated Exchange Offer and provide notice of redemption of our remaining outstanding Series B Preferred Stock and Series C Preferred Stock by October 31, 2022, as described below.  If we are not able to complete the Exchange Offer, then the Stated Maturity Date of the Notes shall mean November 9, 2022. The interest rate on the Notes remains at 7.0% per annum.

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

As discussed within Note 11.—Commitments and Contingencies in the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, on July 15, 2021, the Maryland Court of Appeals issued its decision affirming the decisions of the Maryland Circuit Court and the Court of Special Appeals granting summary judgment in favor of the plaintiffs on the Preferred B voting rights language interpretation. Accordingly, the 2009 Article Amendments to the 2004 Series B Articles Supplementary were not validly adopted and the 2004 Series B Articles Supplementary remained in effect.

As a result, as of June 30, 2022, the Company has cumulative undeclared dividends in arrears of approximately $19.9 million, or approximately $29.88 per outstanding share of Preferred B, thereby increasing the liquidation value to approximately $54.88 per share. Additionally, every quarter the cumulative undeclared dividends in arrears will increase by $0.5859 per Preferred B share, or approximately $390 thousand. The accrued and unpaid dividends on the Preferred B are payable only upon declaration by the Board of Directors, and the liquidation preference, inclusive of Preferred B cumulative undeclared dividends in arrears, is only payable upon voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs.  In addition, once the Circuit Court determines basis for an appropriate record date, the Company will be required to pay an amount equal to three quarters of dividends on the Preferred B stock under the 2004 Preferred B Articles Supplementary (approximately $1.2 million, which had been previously accrued for).

At June 30, 2022, the Company had $71.7 million in outstanding liquidation preference of Preferred B and Preferred C stock (including cumulative unpaid dividends in the case of the Preferred B stock). The holders of each series of Preferred Stock, which carry limited voting rights and are redeemable at the option of the Company, retain the right to a $25.00 per share liquidation preference (plus cumulative unpaid dividends in the case of the Preferred B stock) in the event of a liquidation of the Company and the right to receive dividends on the Preferred Stock if any such dividends are declared (and, in the case of the Preferred B stock, before any dividends or other distributions are made to holders of junior stock, including the Company’s common stock).

On April 29, 2022, the Company entered into voting agreements (the Voting Agreements), with certain holders of outstanding shares of Preferred B stock, Preferred C stock and common stock, which were subsequently amended on or after June 21, 2022, requiring parties to the Voting Agreements to vote in favor of proposed amendments to the provisions of the Company’s charter setting forth the terms of the Preferred B stock and Preferred C stock (the Proposed Amendments) to (1) permit closing of a proposed exchange offer, described below (the Exchange Offer), without payment of any accrued or accumulated dividends on any outstanding shares of Preferred B stock or Preferred C stock, and (2) provide that, following the effectiveness of the Proposed Amendments and the Exchange Offer, the remaining outstanding shares of Preferred B stock and Preferred C stock would be subject to redemption at the election of the Company or the holders of any outstanding shares of Preferred B stock or Preferred C stock, as the case may be, for the following redemption consideration: (i) for each outstanding share of Preferred B stock, subject to potential reduction as a result of any attorneys’ fees or costs that are the subject of any petition therefore filed by any attorneys representing holders of Preferred B stock or any order entered by a court in respect of any such petition, (a) cash in the amount of $5.00 or, if the payment of cash in the Exchange Offer would cause the Company to violate the Cash Consideration Restrictions described below, fifty (50) shares of a new series of Preferred Stock (the New Preferred Stock) and (b) twenty (20) shares of Common Stock and (ii) for each outstanding share of Preferred C stock, (a) cash in the amount of $0.10 or, if the payment of cash in the Exchange Offer would cause the Company to violate the Cash Consideration Restrictions, one (1) share of New Preferred Stock; (b) 1.25 shares of Common Stock and (c) a warrant to purchase 1.5 shares of Common Stock at a purchase price of $5.00 per share of Common Stock.

A violation of the “Cash Consideration Restrictions” will occur if the occurrence of an action would cause (i) the Company to violate the restrictions on payment of distributions to stockholders under section 2-311 of the Maryland General Corporation Law (the MGCL), (ii) any material breach of or default under the terms and conditions of any obligation of the Company, including any agreement relating to its indebtedness, or (iii) the Company to violate any restriction or prohibition of any law rule or regulation applicable to the Company or of any order, judgment or decree of any court or administrative agency.

The New Preferred Stock will (w) rank senior to the Preferred B stock and the Preferred C stock as to dividends and upon liquidation; (x) be non-participating, and bear cumulative cash dividends from and including the original issue date at a fixed rate equal to 8.25% per annum (equivalent to a fixed annual amount of $.00825 per share of New Preferred Stock); (y) bear a liquidation preference of $0.10 per share; and (z) be mandatorily redeemable by the Company on (A) the 60th day, or such earlier date as the Company may fix, after the date of any public announcement by the Company of annual or quarterly financial statements that indicate that payment of the redemption price would not cause the Company to violate the restrictions on payment of distributions to stockholders under section 2-311 of the MGCL unless, before such redemption date, the Company’s Board of Directors determines in good faith that the payment by the Company of the redemption price for the New Preferred Stock and for any stock ranking on parity with the New Preferred Stock with respect to redemption and which have become redeemable as of the applicable redemption date would cause the Company to violate the Cash Consideration Restrictions, or (B) any date fixed by the Company not more than sixty (60) days after any determination by the Company’s Board of Directors (which the Board, or a committee thereof, is obligated to undertake after the release of annual and quarterly financial statements and upon any capital raise) in good faith that the payment by the Company of the redemption price for the New Preferred Stock and any stock ranking on parity with the New Preferred Stock with respect to redemption rights which have become redeemable as of such redemption date would not cause us to violate the Cash Consideration Restrictions. The Company currently intends to redeem the New Preferred Stock for cash promptly when it is legally and contractually permitted to do so, but if the Company is unable to raise additional capital, it may be unable to redeem the New Preferred Stock.

In the proposed Exchange Offer, the Company currently intends to offer to repurchase each outstanding share of Preferred B stock and each outstanding share of Preferred C stock in exchange for the corresponding redemption consideration described above, subject to potential reduction as a result of any attorneys’ fees or costs ordered or that may be ordered to be paid to the attorneys representing holders of Preferred B stock or any order entered by a court in respect of such petition.  Closing of the Exchange Offer, if effected by the Company, is expected to be contingent upon, among other conditions, the approval of the Proposed Amendments by the stockholders of the Company, which will require the affirmative vote of holders of at least each of 66 2/3% of the outstanding shares of Preferred B stock, 66 2/3% of the outstanding shares of Preferred C stock and shares of Common Stock entitled to cast a majority of votes entitled to be cast, and acceptance for record of the Proposed Amendments by the State Department of Assessments and Taxation of Maryland. The Voting Agreements also limit transferability of the shares of Preferred B stock, Preferred C stock and Common Stock during the term of the Voting Agreement and certain holders of Preferred B stock and Preferred C stock have also agreed, as part of the Voting Agreements, to trading limitations in connection with any Common Stock they receive in the Exchange Offer or as part of the redemption.

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

Variable Interest Entities and Transfers of Financial Assets and Liabilities

Historically, we securitized mortgages in the form of collateralized mortgage obligations (CMO) and real estate mortgage investment conduits (REMICs), (collectively, securitizations), which were either consolidated or unconsolidated depending on the design of the securitization structure. These securitizations were evaluated for consolidation in accordance with the variable interest model of FASB ASC 810-10-25. A variable interest entity (VIE) is consolidated in the financial statements if the Company has the power to direct activities that most significantly impact the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.  We consolidated certain VIEs where we are both the primary beneficiary of the residual interests in the securitization trusts as well as the master servicer.  Being the master servicer provides control over the collateral through the ability to direct the servicers to take specific loss mitigation efforts. As noted below, in the first quarter of 2022, we sold the legacy securitization portfolio.  Prior to the sale of the legacy securitization portfolio, the assets and liabilities that were included in the consolidated VIEs included the mortgage loans and real estate owned collateralizing the debt securities which were included in securitized mortgage trust assets on our consolidated balance sheets and the debt securities payable to investors which were included in securitized mortgage trust liabilities on our accompanying consolidated balance sheets.

In March 2022, we sold our residual interest certificates, and assigned certain optional termination and loan purchase rights which entailed the entire legacy securitization portfolio within our long-term mortgage portfolio.  As a result of the sale, in accordance with FASB ASC 810-10-25, we deconsolidated the securitized mortgage trust assets totaling approximately $1.6 billion and trust liabilities of $1.6 billion as of the sale date as the Company was no longer the primary beneficiary of the consolidated securitization trusts.  The Company shall remain the master servicer with respect to all of the securitizations until such time that the securitization trusts are collapsed or payoff.

Financial Condition and Results of Operations

Financial Condition

As of June 30, 2022 compared to December 31, 2021

The following table shows the condensed consolidated balance sheets for the following periods:

(in thousands, except per share data)	June 30,	December 31,	$	%
	2022	2021	Change	Change
ASSETS
Cash	$61,173	$29,555	$31,618	107%
Restricted cash	5,196	5,657	(461)	(8)
Mortgage loans held-for-sale	37,035	308,477	(271,442)	(88)
Mortgage servicing rights	850	749	101	13
Securitized mortgage trust assets	—	1,642,730	(1,642,730)	(100)
Other assets	29,404	35,603	(6,199)	(17)
Total assets	$133,658	$2,022,771	$(1,889,113)	(93)%
LIABILITIES & EQUITY
Warehouse borrowings	$37,795	$285,539	$(247,744)	(87)%
Convertible notes	15,000	20,000	(5,000)	(25)
Long-term debt (Par value; $62,000)	35,889	46,536	(10,647)	(23)
Securitized mortgage trust liabilities	—	1,614,862	(1,614,862)	(100)
Repurchase reserve	5,999	4,744	1,255	26
Other liabilities	35,523	41,154	(5,631)	(14)
Total liabilities	130,206	2,012,835	(1,882,629)	(94)
Total equity	3,452	9,936	(6,484)	(65)
Total liabilities and stockholders’ equity	$133,658	$2,022,771	$(1,889,113)	(93)%

Book and tangible book value per share	$0.16	$0.47	$(0.31)	(66)%

At June 30, 2022, cash increased $31.6 million to $61.2 million from $29.6 million at December 31, 2021.  Cash balances increased primarily due to the aforementioned $37.5 million sale and transfer of the legacy securitization portfolio during the first quarter of 2022.

LHFS decreased $271.5 million to $37.0 million at June 30, 2022 as compared to $308.5 million at December 31, 2021.  During the six months ended June 30, 2022, we had originations of $610.2 million offset by $867.7 million in loan sales. As a normal course of our origination and sales cycle, loans held-for-sale at the end of any period are generally sold within one or two subsequent months.

Mortgage servicing rights increased to $850 thousand at June 30, 2022 as compared to $749 thousand at December 31, 2021. The increase was due to additions of $46 thousand from servicing retained loan sales of $4.5 million in UPB as well as a mark-to-market increase in fair value of $55 thousand.  At June 30, 2022 and December 31, 2021, we serviced $71.4 million and $71.8 million, respectively, in UPB for others.

Warehouse borrowings decreased $247.7 million to $37.8 million at June 30, 2022 as compared to $285.5 million at December 31, 2021. The decrease was due to a $271.5 million decreased in LHFS at June 30, 2022. As of June 30, 2022, our total warehouse lending capacity was $550.0 million spread amongst three warehouse counterparties.  In July, 2022 we further reduced our warehouse lending capacity to $400.0 million, reducing a $200.0 million funding facility to $50.0 million and do not anticipate renewing the facility in September 2022 upon expiration of the line.  As of June 30, 2022, we were not in compliance with certain warehouse lending related covenants, and received the necessary waivers.

Repurchase reserve increased $1.3 million to $6.0 million at June 30, 2022 as compared to $4.7 million at December 31, 2021.  The increase was due to a $2.4 million provision for repurchases as a result of an increase in expected future losses on repurchase requests during the second quarter of 2022 partially offset by $1.2 million in settlements primarily related to repurchased loans as well as refunds of premiums to investors for early payoffs on loans sold.

Book value per share decreased 66%, or $0.31, to $0.16 at June 30, 2022 as compared to $0.47 at December 31, 2021. Book value per common share decreased 15% to ($2.25) as of June 30, 2022, as compared to ($1.96) as of December 31, 2021 (inclusive of the remaining $51.8 million of liquidation preference on our preferred stock).  Inclusive of the Preferred B stock cumulative undeclared dividends in arrears of $19.9 million (as discussed further in Note 11 – Commitments and Contingencies of the “Notes to Unaudited Consolidated Financial Statements”), book value per common share was ($3.17) at June 30, 2022.

As previously disclosed, in March 2022, we sold our residual interest certificates, and assigned certain optional termination and loan purchase rights relating to 37 securitizations that closed between 2000 and 2007, which entailed the entire legacy securitization portfolio within our long-term mortgage portfolio. As a result of the sale, in accordance with FASB ASC 810-10-25, we deconsolidated the securitized mortgage trust assets totaling approximately $1.6 billion and trust liabilities of $1.6 billion as of the sale date as the Company was no longer the primary beneficiary of the consolidated securitization trusts. We will remain as the master servicer with respect to all of the securitizations until such time that the deals are collapsed or payoff.

The change in our trust assets and trust liabilities is summarized below.

	June 30,	December 31,	$	%
	2022	2021	Change	Change
Securitized mortgage collateral	$—	$1,639,251	$(1,639,251)	(100)%
Real estate owned (REO)	—	3,479	(3,479)	(100)
Total trust assets (1)	—	1,642,730	(1,642,730)	(100)

Securitized mortgage borrowings	$—	$1,614,862	$(1,614,862)	(100)%
Total trust liabilities (1)	—	1,614,862	(1,614,862)	(100)
Residual interests in securitizations	$—	$27,868	$(27,868)	(100)%
(1)	At December 31, 2021, the UPB of trust assets and trust liabilities was approximately $1.8 billion and $1.7 billion, respectively.

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

The following table presents changes in the trust assets and trust liabilities for the six months ended June 30, 2022:

	TRUST ASSETS			TRUST LIABILITIES
	Level 3 Recurring Fair
	Value Measurement			Level 3 Recurring Fair
		NRV		Value Measurement
	Securitized	Real		Securitized	Net
	mortgage	estate	Total trust	mortgage	trust
	collateral	owned	assets	borrowings	assets
Recorded fair value at December 31, 2021	$1,639,251	$3,479	$1,642,730	$(1,614,862)	$27,868
Total gains/(losses) included in earnings:
Interest income	2,019	—	2,019	—	2,019
Interest expense	—	—	—	(7,564)	(7,564)
Change in FV of net trust assets, excluding REO (1)	9,248	—	9,248	—	9,248
Total gains (losses) included in earnings	11,267	—	11,267	(7,564)	3,703
Transfers in and/or out of level 3	—	—	—	—	—
Purchases, issuances and settlements	(1,650,518)	(3,479)	(1,653,997)	1,622,426	(31,571)
Recorded fair value at June 30, 2022	$—	$—	$—	$—	$—
(1)	Represents change in fair value of net trust assets, including trust REO gains in the consolidated statements of operations and comprehensive loss for the six months ended June 30, 2022.

Total trust assets above reflect a net gain of $9.2 million as a result of an increase in fair value related to the sale of our legacy securitization portfolio for the six months ended June 30, 2022.

The table below reflects the net trust assets for the periods indicated as a percentage of total trust assets (residual interests in securitizations):

	June 30,	December 31,
	2022	2021
Net trust assets	$—	$27,868
Total trust assets	—	1,642,730
Net trust assets as a percentage of total trust assets	—%	1.70%

The following tables present the estimated fair value of our residual interests, by securitization vintage year, and other related assumptions used to derive these values at June 30, 2022 and December 31, 2021:

	Estimated Fair Value of Residual			Estimated Fair Value of Residual
	Interests by Vintage Year at			Interests by Vintage Year at
	June 30, 2022			December 31, 2021
Origination Year	SF	MF	Total	SF	MF	Total
2002-2003 (1)	$—	$—	$—	$13,167	$722	$13,889
2004	—	—	—	7,661	736	8,397
2005	—	—	—	851	442	1,293
2006	—	—	—	—	4,289	4,289
Total	$—	$—	$—	$21,679	$6,189	$27,868
Weighted avg. prepayment rate	—%	—%	—%	15.4%	15.3%	15.4%
Weighted avg. discount rate	—%	—%	—%	11.8%	11.6%	11.7%
(1)	2002-2003 vintage year includes CMO 2007-A, since the majority of the mortgages collateralized in this securitization were originated during this period.

Prior to the sale of the legacy securitization trusts, we utilized a number of assumptions to value securitized mortgage collateral, securitized mortgage borrowings and residual interests. These assumptions included estimated collateral default rates and loss severities (credit losses), collateral prepayment rates, forward interest rates and investor yields (discount rates). We used the same collateral assumptions for securitized mortgage collateral and securitized mortgage borrowings as the collateral assumptions to determine collateral cash flows which were used to pay interest and principal for securitized mortgage borrowings and excess spread, if any, to the residual interests. However, we used different investor yield (discount rate) assumptions for securitized mortgage collateral and securitized mortgage borrowings and the discount rate used for residual interests based on underlying collateral characteristics, vintage year, assumed risk and market participant assumptions.

Long-Term Mortgage Portfolio Credit Quality

Despite the sale of the legacy securitization portfolio in March 2022, we will remain as the master servicer with respect to all of the securitizations until such time that the deals are collapsed or payoff.

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days delinquent or greater, foreclosures, delinquent bankruptcies and REO were $306.0 million, or 19.3%, of the long-term mortgage portfolio, at June 30, 2022 as compared to $310.5 million or 17.3% at December 31, 2021.

The following table summarizes the gross UPB of loans in our master servicing portfolio, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

	June 30,	Total	December 31,	Total
Securitized mortgage collateral	2022	Collateral	2021	Collateral
60 - 89 days delinquent	$26,057	1.6%	$21,086	1.2%
90 or more days delinquent	104,335	6.6	147,387	8.2
Foreclosures (1)	99,873	6.3	89,181	5.0
Delinquent bankruptcies (2)	50,053	3.2	52,854	2.9
REO (3)	25,696	1.6	—	—
Total 60 or more days delinquent and REO	$306,014	19.3%	$310,508	17.3%
Total collateral	$1,584,438	100.0%	$1,798,079	100.0%
(1)	Represents properties in the process of foreclosure.
(2)	Represents bankruptcies that are 30 days or more delinquent.
(3)	Prior to the sale of the legacy securitization trusts in March 2022, REO was included in the consolidated trusts and was accounted for at NRV on the consolidated balance sheets.

At June 30, 2022, mortgage loans 60 or more days delinquent, including REO at June 30, 2022, (whether or not subject to forbearance) decreased $4.5 million as compared to December 31, 2021.  As a result of the sale of the legacy securitization trusts and related deconsolidation of the trusts, including REO, we disclosed the REO within the master servicing portfolio at its UPB at June 30, 2022.

The following table summarizes the master servicing portfolio and REO at NRV (prior to the sale), that were non-performing as of the dates indicated (excludes 60-89 days delinquent):

		Total		Total
	June 30,	Collateral	December 31,	Collateral
	2022	%	2021	%
90 or more days delinquent (including forbearances), REO, foreclosures and delinquent bankruptcies	$279,957	17.7%	$289,422	16.1%
Real estate owned inside trusts at NRV	—	—	3,479	0.2
Total non-performing assets	$279,957	17.7%	$292,901	16.3%

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

For the three months ended June 30, 2022, no REO entries were recorded as the REO was a component of the sale of the legacy portfolio in March 2022.  For the three and six months ended June 30, 2021, we recorded a decrease of $313 thousand and an increase of $1.6 million in net realizable value of REO, respectively.  Increases and decrease of the net realizable value reflect the change in value of the REO subsequent to foreclosure date, but prior to the date of sale.

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

Results of Operations

For the Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2021

	For the Three Months Ended June 30,
			$	%
	2022	2021	Change	Change
Revenues	$495	$10,980	$(10,485)	(95)%
Expenses	(14,666)	(19,616)	4,950	25
Net interest (expense) income	(1,260)	558	(1,818)	(326)
Change in fair value of long-term debt	1,980	1,417	563	40
Change in fair value of net trust assets, including trust REO losses	—	(2,141)	2,141	100
Income tax expense	(16)	(62)	46	74
Net loss	$(13,467)	$(8,864)	$(4,603)	(52)%
Loss per share available to common stockholders—basic	$(0.64)	$(0.42)	$(0.23)	(55)%
Loss per share available to common stockholders—diluted	$(0.64)	$(0.42)	$(0.23)	(55)%

For the Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2021

	For the Six Months Ended June 30,
			$	%
	2022	2021	Change	Change
Revenues	$7,685	$31,564	$(23,879)	(76)%
Expenses	(34,023)	(40,914)	6,891	17
Net interest (expense) income	(1,144)	1,218	(2,362)	(194)
Change in fair value of long-term debt	3,622	2,442	1,180	48
Change in fair value of net trust assets, including trust REO losses	9,248	(3,814)	13,062	342
Income tax expense	(39)	(43)	4	9
Net loss	$(14,651)	$(9,547)	$(5,104)	(53)%
Loss per share available to common stockholders—basic	$(0.72)	$(0.45)	$(0.27)	(61)%
Loss per share available to common stockholders—diluted	$(0.72)	$(0.45)	$(0.27)	(61)%

Revenues

For the Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2021

	For the Three Months Ended June 30,
			$	%
	2022	2021	Change	Change
Gain on sale of loans, net	$179	$10,693	$(10,514)	(98)%
Servicing fees (expense), net	7	(150)	157	105
Real estate services fees, net	257	478	(221)	(46)
Gain (loss) on mortgage servicing rights, net	45	(37)	82	222
Other revenues (expenses)	7	(4)	11	275
Total revenues	$495	$10,980	$(10,485)	(95)%

Gain on sale of loans, net.  For the three months ended June 30, 2022, gain on sale of loans, net was a gain of $179 thousand compared to a gain of $10.7 million in the comparable 2021 period. The decrease in gain on sale of loans, net was most notably due to a $15.3 million decrease in gain on sale of loans, a $1.3 million increase in provision for repurchases, a $488 thousand decrease in mark-to-market gains on LHFS and a $92 thousand decrease in premiums from servicing retained loan sales.  Partially offsetting these decreases was a $3.8 million increase in realized and unrealized net gains on derivative financial instruments, a $2.8 million decrease in direct origination expenses.

The sharp and unexpected decline in gain on sale reflects the intense pressure on mortgage originations due to the dramatic collapse of the mortgage refinance market and the weakening mortgage purchase market, which has suffered from a lack of housing inventory and a significant increase in mortgage interest rates resulting in customer home purchase   affordability issues. As previously discussed, the increase in interest rates which began in the fourth quarter of 2021, caused a significant increase in credit spreads which accelerated into the second quarter of 2022, resulting in a substantial over supply of low coupon originations causing a severe decline in margins and diminishing capital market distribution exits for originators reliant upon an aggregation execution model.  To mitigate the risks associated with reduced distribution exits and extended settlement timelines, we began to pull back on production, significantly increasing the pricing on our loan products as well as completely shifting to best-efforts delivery for non-agency production in the first quarter of 2022.  As a result, origination volumes decreased significantly during the second quarter of 2022.  For the three months ended June 30, 2022, we originated and sold $128.1 million and $248.2 million of mortgage loans, respectively, as compared to $611.5 million and $667.8 million of loans originated and sold, respectively, during the same period in 2021.  During the three months ended June 30, 2022, margins were 14 bps as compared to 175 bps during the same period in 2021.

Servicing fees (expenses), net.  For the three months ended June 30, 2022, servicing fees (expenses), net were fees of $7 thousand compared to an expense of $150 thousand in the comparable 2021 period.  The reduction in servicing expenses, net was due to the increase in the average size of our mortgage servicing portfolio resulting in increased servicing fees as compared to the second quarter of 2021.  The servicing portfolio average balance increased 58% to $72.1 million for the three months ended June 30, 2022 as compared to an average balance of $45.7 million for the comparable period in 2021.  While we continue to selectively retain mortgage servicing, we will continue to recognize an immaterial amount of servicing fees, net or servicing expenses, net related to the small UPB of remaining servicing portfolio at June 30, 2022.  During the three months ended June 30, 2022, we had no servicing retained loan sales.

Gain (loss) on mortgage servicing rights, net

	For the Three Months Ended June 30,
			$	%
	2022	2021	Change	Change
Gain on sale of mortgage servicing rights	$51	$—	$51	n/a	%
Changes in fair value:
Due to changes in valuation market rates, inputs or assumptions	38	(11)	49	445
Other changes in fair value:
Scheduled principal prepayments	(15)	(13)	(2)	(15)
Voluntary prepayments	(29)	(13)	(16)	(123)
Total changes in fair value	$(6)	$(37)	$31	84

Gain (loss) on mortgage servicing rights, net	$45	$(37)	$82	222%

For the three months ended June 30, 2022, gain (loss) on MSRs, net was a net gain of $45 thousand compared to a net loss of $37 thousand in the comparable 2021 period.  For the three months ended June 30, 2022, we recorded a $6 thousand loss from change in fair value of MSRs primarily due to changes in fair value associated with scheduled and voluntary prepayments partially offset by changes in market interest rates, inputs and assumptions.  For the three months ended June 30, 2021, we recorded a $37 thousand loss from a change in fair value of MSRs primarily due to changes in scheduled and voluntary prepayments.  Additionally, during the three months ended June 30, 2022, we recorded $51 thousand gain on sale of mortgage servicing rights, net as a result of the collection of holdbacks in excess of previously reserved for amounts on prior period mortgage servicing sales.

Real estate services fees, net.  For the three months ended June 30, 2022, real estate services fees, net were $257 thousand as compared to $478 thousand in the comparable 2021 period. The real estate service fees decreased for the three months ended June 30, 2022 as compared to the same period in 2021, and will decline over time as a result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio. Additionally, as previously noted, in March 2022, we sold our residual interest certificates, and assigned certain optional termination and loan purchase rights which entailed the entire legacy securitization portfolio within the long-term mortgage portfolio.  As a result, it is our expectation that the real estate services fees generated from the long-term mortgage portfolio will continue to decline in future periods as the securitization trusts are called or collapsed by the purchaser.

Other revenues. For the three months ended June 30, 2022, other revenues were $7 thousand as compared to a loss of $4 thousand in the comparable 2021 period. The $11 thousand increase in other revenues was primarily the result of a decrease in the mark-to-market adjustment of the cash surrender value associated with the corporate-owned life insurance trusts during the second quarter of 2022 as compared to the adjustment during the second quarter of 2021.

For the Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2021

	For the Six Months Ended June 30,
			$	%
	2022	2021	Change	Change
Gain on sale of loans, net	$6,134	$30,824	$(24,690)	(80)%
Servicing expense, net	(5)	(269)	264	98
Real estate services fees, net	442	688	(246)	(36)
Gain on mortgage servicing rights, net	155	1	154	15400
Other revenues	959	320	639	200
Total revenues	$7,685	$31,564	$(23,879)	(76)%

Gain on sale of loans, net.  For the six months ended June 30, 2022, gain on sale of loans, net was a gain of $6.1 million compared to a gain of $30.8 million in the comparable 2021 period. The decrease in gain on sale of loans, net was most notably due to a $22.5 million decrease in gain on sale of loans, a $6.9 million increase in mark-to-market losses on LHFS, a $2.6 million increase in provision for repurchases and a $167 thousand decrease in premiums from servicing retained loan sales.  Partially offsetting these decreases in gain on sale of loans, net was a $3.9 million decrease in direct origination expenses and a $3.6 million increase in realized and unrealized net gains on derivative financial instruments.

As previously discussed, the increase in interest rates which began in the fourth quarter of 2021, caused a significant increase in credit spreads which accelerated into the second quarter of 2022, resulting in a substantial over supply of low coupon originations causing a severe decline in margins and diminishing capital market distribution exits for originators reliant upon an aggregation execution model.  To mitigate the risks associated with reduced distribution exits and extended settlement timelines, we began to pull back on production, significantly increasing the pricing on our loan products as well as completely shifting to a best-efforts delivery for non-agency production in the first quarter of 2022.    As a result, origination volumes decreased significantly during the first six months of 2022.  For the six months ended June 30, 2022, we originated and sold $610.2 million and $867.7 million of mortgage loans, respectively, as compared to $1.5 billion and $1.5 billion of loans originated and sold, respectively, during the same period in 2021.  During the six months ended June 30, 2022, margins were 101 bps as compared to 211 bps during the same period in 2021.

Servicing expenses, net.  For the six months ended June 30, 2022, servicing expenses, net were $5 thousand compared to $269 thousand in the comparable 2021 period.  The reduction in servicing expenses, net was due to the increase in the average size of our mortgage servicing portfolio resulting in increased servicing fees as compared to the same period in 2021. As a result, the servicing portfolio average balance increased 76% to $73.7 million for the six months ended June 30, 2022 as compared to an average balance of $41.8 million for the comparable period in 2021.  While we continue to selectively retain mortgage servicing, we will continue to recognize servicing expense related to interim subservicing and other servicing costs related to the small UPB of remaining servicing portfolio.  During the six months ended June 30, 2022, we had $4.5 million in servicing retained loan sales.

Gain on mortgage servicing rights, net

	For the Six Months Ended June 30,
			$	%
	2022	2021	Change	Change
Gain on sale of mortgage servicing rights	$100	$—	$100	n/a	%
Changes in fair value:
Due to changes in valuation market rates, inputs or assumptions	131	39	92	236
Other changes in fair value:
Scheduled principal prepayments	(26)	(25)	(1)	(4)
Voluntary prepayments	(50)	(13)	(37)	(285)
Total changes in fair value	$55	$1	$54	5400

Gain on mortgage servicing rights, net	$155	$1	$154	15400%

For the six months ended June 30, 2022, gain on MSRs, net was a net gain of $155 thousand compared to a net gain of $1 thousand in the comparable 2021 period.  For the six months ended June 30, 2022, we recorded a $131 thousand gain from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market rates, inputs and assumptions partially offset by scheduled and voluntary prepayments.  For the six months ended June 30, 2021, we recorded a $39 thousand gain from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market interest rates, inputs and assumptions partially offset by voluntary and scheduled prepayments.  Additionally, during the six months ended June 30, 2022, we recorded $100 thousand gain on sale of mortgage servicing rights, net as a result of the collection of holdbacks in excess of previously reserved for amounts on prior period mortgage servicing sales.

Real estate services fees, net.  For the six months ended June 30, 2022, real estate services fees, net were $442 thousand as compared to $688 thousand in the comparable 2021 period. The real estate service fees decreased for the six months ended June 30, 2022 as compared to the same period in 2021, and will decline over time as a result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio. Additionally, as previously noted, in March 2022, we sold our residual interest certificates, and assigned certain optional termination and loan purchase rights which entailed the entire legacy securitization portfolio within our long-term mortgage portfolio.  As a result, it is our expectation that the real estate services fees generated from the long-term mortgage portfolio will continue to decline in future periods as the securitization trusts are called or collapsed by the purchaser.

Other revenues. For the six months ended June 30, 2022, other revenues were $959 thousand as compared to $320 thousand in the comparable 2021 period. The $639 thousand increase was primarily the result of an increase in the cash surrender value of the corporate-owned life insurance trusts during the first quarter of 2022, as a result of the application of prior year investment gains which get applied at the annual renewal date in the first quarter of each fiscal year.

Expenses

For the three months ended June 30, 2022 as compared to the three months ended June 30, 2021

	For the Three Months Ended June 30,
			$	%
	2022	2021	Change	Change
Personnel expense	$8,024	$11,964	$(3,940)	(33)%
General, administrative and other	5,323	5,882	(559)	(10)
Business promotion	1,319	1,770	(451)	(25)
Total expenses	$14,666	$19,616	$(4,950)	(25)%

Total expenses decreased by $5.0 million, or 25%, to $14.7 million for the three months ended June 30, 2022, compared to $19.6 million for the comparable period in 2021.  Personnel expense decreased $3.9 million to $8.0 million for the three months ended June 30, 2022 as compared to the same period in 2021. The decrease in personnel expense was primarily related to a reduction in variable compensation commensurate with reduced originations during the second quarter of 2022 as well as reductions in headcount to support reduced volume as compared to 2021.  As a result, average headcount decreased 30% for the three months ended June 30, 2022 as compared to the same period in 2021.  Although personnel expense decreased in the mortgage lending segment during the second quarter of 2022, it increased to 626 bps of fundings as compared to 196 bps for the comparable 2021 period, as a result of our pull back in originations.

General, administrative and other expenses decreased $559 thousand to $5.3 million for the three months ended June 30, 2022, as compared to $5.9 million for the comparable period in 2021.  The $559 thousand decrease in general, administrative and other expenses was the result of a $363 thousand decrease in professional fees, data processing, and general administrative and other expense all related to a reduction in fundings during the period.  Additionally, legal fees decreased $310 thousand associated with a decrease in litigation and related expenses. Partially offsetting the decline in general, administrative and other expenses was a $114 thousand increase in occupancy expense as we recognized right of use (ROU) asset impairment of $123 thousand related to the sublease of approximately 29,000 square feet of a floor within our corporate office.

Business promotion expense decreased $451 thousand to $1.3 million for the three months ended June 30, 2022 as compared to $1.8 million for the same period in the prior year.  Business promotion previously remained relatively low as a result of the favorable interest rate environment requiring significantly less business promotion to source leads.  Beginning in second quarter of 2021, we began to increase our marketing expenditures in an effort to more directly target NonQM production in the retail channel, expand production expansion outside of California and maintain our lead volume as competition increased. As a result of the recent dislocation within the NonQM market as a result of the significant increase in interest rates, in the second quarter of 2022, we reduced our marketing spend as we pulled back on our origination volumes to mitigate the aforementioned risks associated with the current environment.  Although we continue to source leads through digital campaigns, which allows for a more cost effective approach, the recent competitiveness among other lenders for NonQM production within the California market has driven up advertising costs.

For the six months ended June 30, 2022 compared to the six months ended June 30, 2021

	For the Six Months Ended June 30,
			$	%
	2022	2021	Change	Change
Personnel expense	$19,945	$26,888	$(6,943)	(26)%
General, administrative and other	10,458	11,063	(605)	(5)
Business promotion	3,620	2,963	657	22
Total expenses	$34,023	$40,914	$(6,891)	(17)%

Total expenses decreased by $6.9 million, or 17%, to $34.0 million for the six months ended June 30, 2022, compared to $40.9 million for the comparable period in 2021.  Personnel expense decreased $6.9 to $19.9 million for the six months ended June 30, 2022 as compared to the same period in 2021. The decrease in personnel expense was primarily related to a reduction in variable compensation commensurate with reduced originations for the six months ended June 30, 2022 as well as a reduction in headcount to support reduced volume as compared to the same period in 2021.  As a result, average headcount decreased 20% for the six months ended June 30, 2022 as compared to the same period in 2021.

General, administrative and other expenses decreased $605 thousand to $10.5 million for the six months ended June 30, 2022, as compared to $11.1 million for the same period in 2021.  The $605 thousand decrease in general, administrative and other expenses was the result of a $577 thousand decrease in data processing, and general administrative and other expense all related to a reduction in fundings during the period.  Additionally, legal fees decreased $382 thousand associated with a decrease in litigation and related expenses. Partially offsetting the decline in general, administrative and other expenses was a $159 thousand increase in CAM expense related to a true up of prior and current year maintenance for the corporate headquarters, $123 thousand increase within occupancy expense as we recognized right of use (ROU) asset impairment related to the sublease of approximately 29,000 square feet of a floor within our corporate office.

Business promotion expense increased $657 thousand to $3.6 million for the six months ended June 30, 2022 as compared to $3.0 million for the same period in the prior year.  Business promotion previously remained low as a result of prior quarters’ more favorable interest rate environment requiring significantly less business promotion to source leads.  Beginning in second quarter of 2021, we began to increase our marketing expenditures in an effort to more directly target NonQM production in the retail channel, expand production expansion outside of California and maintain our lead volume as competition increased. As a result of the recent dislocation within the NonQM market as a result of the significant increase in interest rates, starting in the second quarter of 2022, we reduced our marketing spend as we pulled back on our origination volumes to mitigate the aforementioned risks associated with the current environment.  Although we continue to source leads through digital campaigns, which allows for a more cost effective approach, the recent competitiveness among other lenders for NonQM production within the California market has driven up advertising costs.

Net Interest (Expense) Income

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

	For the Three Months Ended June 30,
	2022			2021
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$—	$—	—%	$1,948,484	$14,516	2.98%
Mortgage loans held-for-sale	61,702	863	5.59	146,127	1,188	3.25
Other (1)	65,031	80	0.49	49,884	3	0.02
Total interest-earning assets	$126,733	$943	2.98%	$2,144,495	$15,707	2.93%
LIABILITIES
Securitized mortgage borrowings	$—	$—	—	$1,937,717	$12,439	2.57%
Warehouse borrowings	55,809	680	4.87	140,298	1,206	3.44
Long-term debt	41,719	1,103	10.58	45,131	1,040	9.22
Convertible notes	17,088	300	7.02	20,000	350	7.00
Other (2)	13,183	120	3.64	12,719	114	3.59
Total interest-bearing liabilities	$127,799	$2,203	6.90%	$2,155,865	$15,149	2.81%
Net interest spread (3)		$(1,260)	(3.92)%		$558	0.12%
Net interest margin (4)			(3.98)%			0.10%
(1)	Included in other assets is cash and cash equivalents.
(2)	Included in other liabilities is the corporate owned life insurance trust liability.
(3)	Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.
(4)	Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest spread income decreased $1.8 million for the three months ended June 30, 2022 primarily attributable to a decrease in the net interest spread income on the securitized mortgage collateral and securitized mortgage borrowings as a result of aforementioned sale during the first quarter of 2022, an increase in interest expense on the long-term debt and an increase in interest expense on the corporate-owned life insurance trusts (within other liabilities).   Offsetting the decrease in net interest spread income was an increase in the net interest spread income between loans held-for-sale and their related warehouse borrowings (a positive spread of 72 bps for the three months ended June 30, 2022 as compared to a negative spread of 19 bps for the same period in the prior year), a reduction in interest expense on the convertible notes as well as an increase in interest income on cash deposits.  As a result, the net interest margin decreased to (3.98)% for the three months ended June 30, 2022 from 0.10% for the three months ended June 30, 2021.

Due to the aforementioned sale and transfer of the legacy securitization portfolio during the first quarter of 2022, we deconsolidated the securitized mortgage trust assets and liabilities as of the sale date as we were no longer the primary beneficiary of the residual interests in the securitization trusts.  As a result, we no longer recognize interest income or expense related to the legacy securitization portfolio.  The sale and transfer of the legacy securitization portfolio resulted in a $2.0 million reduction in net interest income during the second quarter of 2022 as compared to the second quarter of 2021.  During the three months ended June 30, 2022, the yield on interest-earning assets increased to 2.98% from 2.93% in the comparable 2021 period. The yield on interest-bearing liabilities increased to 6.90% for the three months ended June 30, 2022 from 2.81% for the comparable 2021 period.  In connection with the fair value accounting for securitized mortgage collateral and borrowings (in prior periods) and long-term debt, interest income and interest expense are recognized using effective yields based on estimated fair values for these instruments.

	For the Six Months Ended June 30,
	2022			2021
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$686,343	$10,772	3.14%	$1,999,048	$29,700	2.97%
Mortgage loans held-for-sale	142,989	3,192	4.46	168,589	2,526	3.00
Other (1)	51,273	84	0.33	51,983	5	0.02
Total interest-earning assets	$880,605	$14,048	3.19%	$2,219,620	$32,231	2.90%
LIABILITIES
Securitized mortgage borrowings	$676,011	$9,575	2.83%	$1,987,330	$25,394	2.56%
Warehouse borrowings	135,151	2,624	3.88	162,638	2,729	3.36
Long-term debt	43,325	2,108	9.73	44,892	1,965	8.75
Convertible notes	18,536	650	7.01	20,000	700	7.00
Other (2)	13,125	235	3.58	12,663	225	3.55
Total interest-bearing liabilities	$886,148	$15,192	3.43%	$2,227,523	$31,013	2.78%
Net interest spread (3)		$(1,144)	(0.24)%		$1,218	0.12%
Net interest margin (4)			(0.26)%			0.11%
(1)	Included in other assets is cash and cash equivalents.
(2)	Included in other liabilities is the corporate owned life insurance trust liability.
(3)	Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.
(4)	Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest spread income decreased $2.4 million for the six months ended June 30, 2022 primarily attributable to a decrease in the net interest spread income on the securitized mortgage collateral and securitized mortgage borrowings, an increase in interest expense on the long-term debt and an increase in interest expense on the corporate-owned life insurance trusts (within other liabilities).   Offsetting the decrease in net interest spread income was an increase in the net interest spread income between loans held-for-sale and their related warehouse borrowings (a positive spread of 58 bps for the six months ended June 30, 2022 as compared to a negative spread of 36 bps for the same period in the prior year), a reduction in interest expense on the convertible notes as well as an increase in interest income on cash deposits.  As a result, the net interest margin decreased to (0.26)% for the six months ended June 30, 2022 from 0.11% for the six months ended June 30, 2021.

Due to the aforementioned sale and transfer of the legacy securitization portfolio during the first quarter of 2022, we deconsolidated the securitized mortgage trust assets and liabilities as of the sale date as we were no longer the primary beneficiary of the residual interests in the securitization trusts.  As a result, we will no longer recognize interest income or expense related to the legacy securitization portfolio.  The sale and transfer of the legacy securitization portfolio resulted in a $3.1 million reduction in net interest income for the six months ended 2022 as compared to the same period in 2021. During the six months ended June 30, 2022, the yield on interest-earning assets increased to 3.19% from 2.90% in the comparable 2021 period. The yield on interest-bearing liabilities increased to 3.43% for the six months ended June 30, 2022 from 2.78% for the comparable 2021 period.  In connection with the fair value accounting for securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense are recognized using effective yields based on estimated fair values for these instruments.

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

During the three months ended June 30, 2022, the fair value of long-term debt decreased by $11.6 million to $35.9 million from $47.5 million at March 31, 2022. The decrease in estimated fair value was the result of a $10.0 million change in the instrument specific credit risk primarily the result of an increase in the discount rate associated with the Company’s risk profile, a $2.0 million change in the market specific credit risk as a result of an increase in the forward LIBOR curve as compared to the first quarter of 2022, partially offset by a $357 thousand increase due to accretion.  During the six months ended June 30, 2022, the fair value of long-term debt decreased by $10.6 million to $35.9 million from $46.5 million at December 31, 2021. The decrease in estimated fair value was the result of a $7.8 million change in the instrument specific credit risk primarily the result of an increase in the discount rate associated with the Company’s risk profile, a $3.6 million change in the market specific credit risk as a result of an increase in the forward LIBOR curve during 2022, partially offset by a $743 thousand increase due to accretion.

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

Change in fair value of net trust assets, including trust REO gains (losses)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Change in fair value of net trust assets, excluding REO	$—	$(1,828)	$9,248	$(5,373)
Gains (losses) from REO	—	(313)	—	1,559
Change in fair value of net trust assets, including trust REO gains (losses)	$—	$(2,141)	$9,248	$(3,814)

The decrease in change in fair value of net trust assets, including trust REO (residual interests in securitizations) for the three months ended June 30, 2022 was due to the aforementioned sale and transfer of the legacy securitization portfolio during the first quarter of 2022.

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $9.2 million for the six months ended June 30, 2022.  As previously noted, in March 2022, we sold our residual interest certificates, and assigned certain optional termination and loan purchase rights which entails the entire legacy securitization portfolio within our long-term mortgage portfolio.  As a result, in March 2022, we recorded a $9.2 million increase in fair value, net of $277 thousand in transaction costs related to the transfer of the legacy securitization portfolio.

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

The change in fair value related to our net trust assets (residual interests in securitizations) was a loss of $3.8 million for the six months ended June 30, 2021.  The change in fair value of net trust assets, excluding REO was due to $5.4 million in losses from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral as a result of cash received during the period and an increase in forward LIBOR offset by a decrease in loss assumptions for certain trusts. The NRV of REO increased $1.6 million during the period which partially offset the change in fair value of the net trust assets, excluding REO.  The increase in NRV of REO was attributed to lower expected loss severities on properties within certain states held in the long-term mortgage portfolio during the period.

Income Taxes

For the three and six months ended June 30, 2022, we recorded income tax expense of approximately $16 thousand and $39 thousand, respectively, which was the result of state income taxes from states where the Company does not have net operating loss (NOL) carryforwards or state minimum taxes.  For the three and six months ended June 30, 2021, the Company recorded income tax expense of approximately $62 thousand and $43 thousand, respectively, which was the result of applying 1) the calculated annual effective tax rate (ETR) against the year to date net loss, and 2) the discrete method in jurisdictions where the Company meets an exception to using ETR.  The net deferred tax assets (DTA) were fully reserved for at June 30, 2022, consistent with December 31, 2021.

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

Results of Operations by Business Segment

We have three primary operating segments: Mortgage Lending, Long-Term Mortgage Portfolio and Real Estate Services. Unallocated corporate and other administrative costs, including the cost associated with being a public company, are presented in Corporate. Segment operating results are as follows:

Mortgage Lending

	For the Three Months Ended June 30,
			$	%
	2022	2021	Change	Change
Gain on sale of loans, net	$179	$10,693	$(10,514)	(98)%
Servicing income (expense), net	7	(150)	157	105
Gain (loss) on mortgage servicing rights, net	45	(37)	82	222
Total revenues	231	10,506	(10,275)	(98)

Other income (expense)	262	(16)	278	1738

Personnel expense	(6,552)	(10,612)	4,060	38
Business promotion	(1,319)	(1,766)	447	25
General, administrative and other	(1,507)	(2,910)	1,403	48
Loss before income taxes	$(8,885)	$(4,798)	$(4,087)	85%

For the three months ended June 30, 2022, gain on sale of loans, net was a gain of $179 thousand compared to a gain of $10.7 million in the comparable 2021 period. The decrease in gain on sale of loans, net was most notably due to a $15.3 million decrease in gain on sale of loans, a $1.3 million increase in provision for repurchases, a $488 thousand decrease in mark-to-market gains on LHFS and a $92 thousand decrease in premiums from servicing retained loan sales.  Partially offsetting the decrease in gain on sale of loans, net was a $3.8 million increase in realized and unrealized net losses on derivative financial instruments, a $2.8 million decrease in direct origination expenses.

The sharp and unexpected decline in gain on sale reflects the intense pressure on mortgage originations due to the dramatic collapse of the mortgage refinance market and the weakening mortgage purchase market, which has suffered from a lack of housing inventory and a significant increase in mortgage interest rates resulting in customer home purchase    affordability issues. As previously discussed, the increase in interest rates which began in the fourth quarter of 2021, caused a significant increase in credit spreads which accelerated into the second quarter of 2022, resulting in a substantial over supply of low coupon originations causing a severe decline in margins and diminishing capital market distribution exits for originators reliant upon an aggregation execution model.  To mitigate the risks associated with reduced distribution exits and extended settlement timelines, we began to pull back on production, significantly increasing the pricing on our loan products as well as completely shifting to a best-efforts delivery for non-agency production in the first quarter of 2022.  As a result, origination volumes decreased significantly during the second quarter of 2022.  For the three months ended June 30, 2022, we originated and sold $128.1 million and $248.2 million of mortgage loans, respectively, as compared to $611.5 million and $667.8 million of loans originated and sold, respectively, during the same period in 2021.  During the three months ended June 30, 2022, margins were 14 bps as compared to 175 bps during the same period in 2021.

For the three months ended June 30, 2022, servicing fees (expenses), net were fees of $7 thousand compared to an expense of $150 thousand in the comparable 2021 period.  The reduction in servicing expenses, net was due to the increase in the average size of our mortgage servicing portfolio resulting in increased servicing fees as compared to the second quarter of 2021, as a result of sale of servicing retained loan sales of $36.9 million since the end of the second quarter of 2021. As a result, the servicing portfolio average balance increased 58% to $72.1 million for the three months ended June 30, 2022 as compared to an average balance of $45.7 million for the comparable period in 2021.  While we continue to selectively retain mortgage servicing, we will continue to recognize an immaterial amount of servicing fees, net or a servicing expense, net related to interim subservicing and other servicing costs related to the small UPB of remaining servicing portfolio as of June 30, 2022.  During the three months ended June 30, 2022, we had no servicing retained loan sales.

For the three months ended June 30, 2022, gain (loss) on MSRs, net was a net gain of $45 thousand compared to a net loss of $37 thousand in the comparable 2021 period.  For the three months ended June 30, 2022, we recorded a $6 thousand loss from change in fair value of MSRs primarily due to changes in fair value associated with scheduled and voluntary prepayments partially offset by changes in market rates, inputs and assumptions.  For the three months ended June 30, 2021, we recorded a $37 thousand loss from a change in fair value of MSRs primarily due to changes in scheduled and voluntary prepayments.  Additionally, during the three months ended June 30, 2022, we recorded $51 thousand gain on sale of mortgage servicing rights, net as a result of the collection of holdbacks in excess of previously reserved for amounts on prior period mortgage servicing sales.

For the three months ended June 30, 2022, other income (expense) increased to income of $262 thousand as compared to expense of $16 thousand in the comparable 2021 period. The $278 thousand increase in other income was primarily due to a $201 thousand increase net interest spread between loans held-for-sale and their related warehouse borrowings during the three months ended June 30, 2022 as compared to the comparable period in 2021.  As a result of the increase in interest rates which began in the fourth quarter of 2021, as well as our efforts to increase the weighted average coupon on our production, we have positive net interest carry on our originations as the note rates on the underlying mortgage loans financed in most instances is greater than the financing rates on our warehouse lines of credit financing the originations.  Additionally, for the three months ended June 30, 2022, interest income on cash deposits increased $77 thousand as compared to the same period in the prior year, due to the recent increases in interest rates.

Personnel expense decreased $4.1 million to $6.6 million for the three months ended June 30, 2022 as compared to the same period in 2021.  The decrease in personnel expense is primarily related to a reduction in variable compensation commensurate with reduced originations during the second quarter of 2022 as well as a reduction in headcount to support reduced volume as compared to 2021.  As a result, average headcount decreased 38% in the mortgage lending segment for the three months ended June 30, 2022 as compared to the same period in 2021.  Although personnel expense decreased in the mortgage lending segment during the second quarter of 2022, it increased to 511 bps of fundings as compared to 174 bps for the comparable 2021 period, as a result of our pull back in originations.

Business promotion expense decreased $447 thousand to $1.3 million for the three months ended June 30, 2022 as compared to $1.8 million for the same period in the prior year.  Business promotion previously remained low as a result of the favorable interest rate environment requiring significantly less business promotion to source leads.  Beginning in second quarter of 2021, we began to increase our marketing expenditures in an effort to more directly target NonQM production in the retail channel, expand production expansion outside of California and maintain our lead volume as competition increased. As a result of the recent dislocation within the NonQM market as a result of the significant increase in interest rates, in the second quarter of 2022, we reduced our marketing spend as we pulled back on our origination volumes to mitigate the aforementioned risks associated with the current environment.  Although we continue to source leads through digital campaigns, which allows for a more cost effective approach, the recent competitiveness among other lenders for NonQM production within the California market has driven up advertising costs.

General, administrative and other expenses decreased $1.4 million to $1.5 million for the three months ended June 30, 2022, as compared to $2.9 million for the same period in 2021.  During the three months ended June 30, 2022, general, administrative and other expenses decreased by $1.4 million primarily due to a $1.0 million decrease in legal fees associated with a decrease in litigation and related expenses.  Additionally, general, administrative and other expenses decreased $397 thousand due to a decrease in occupancy, professional fees, data processing, and other expense all related to a reduction in fundings during the period.

	For the Six Months Ended June 30,
			$	%
	2022	2021	Change	Change
Gain on sale of loans, net	$6,134	$30,824	$(24,690)	(80)%
Servicing expenses, net	(5)	(269)	264	98
Gain on mortgage servicing rights, net	155	1	154	15400
Total revenues	6,284	30,556	(24,272)	(79)

Other income (expense)	652	(175)	827	473

Personnel expense	(16,763)	(23,662)	6,899	29
Business promotion	(3,617)	(2,957)	(660)	(22)
General, administrative and other	(3,499)	(4,898)	1,399	29
Loss before income taxes	$(16,943)	$(1,136)	$(15,807)	1,391%

For the six months ended June 30, 2022, gain on sale of loans, net was a gain of $6.1 million compared to a gain of $30.8 million in the comparable 2021 period. The decrease in gain on sale of loans, net was most notably due to a $22.5 million decrease in gain on sale of loans, a $6.9 million increase in mark-to-market losses on LHFS, a $2.6 million increase in provision for repurchases and a $167 thousand decrease in premiums from servicing retained loan sales.  Partially offsetting the decrease in gain on sale of loans, net was a $3.9 million decrease in direct origination expenses and a $3.6 million increase in realized and unrealized net losses on derivative financial instruments.

As previously discussed, the increase in interest rates which began in the fourth quarter of 2021, caused a significant increase in credit spreads which accelerated into the second quarter of 2022, resulting in a substantial over supply of low coupon originations causing a severe decline in margins and diminishing capital market distribution exits for originators reliant upon an aggregation execution model.  To mitigate the risks associated with reduced distribution exits and extended settlement timelines, we began to pull back on production, significantly increasing the pricing on our loan products as well as completely shifting to a best-efforts delivery for non-agency production in the first quarter of 2022.    As a result, origination volumes decreased significantly during the first six months of 2022.  For the six months ended June 30, 2022, we originated and sold $610.2 million and $867.7 million of mortgage loans, respectively, as compared to $1.5 billion and $1.5 billion of loans originated and sold, respectively, during the same period in 2021.  During the six months ended June 30, 2022, margins were 101 bps as compared to 211 bps during the same period in 2021.

For the six months ended June 30, 2022, servicing expenses, net were $5 thousand compared to $269 thousand in the comparable 2021 period.  The reduction in servicing expenses, net was due to the increase in the average size of our mortgage servicing portfolio resulting in increased servicing fees as compared to the same period in 2021, as a result of sale of servicing retained loan sales of $36.9 million since the end of the second quarter of 2021. As a result, the servicing portfolio average balance increased 76% to $73.7 million for the six months ended June 30, 2022 as compared to an average balance of $41.8 million for the comparable period in 2021.  While we continue to selectively retain mortgage servicing, we will continue to recognize servicing expense related to interim subservicing and other servicing costs related to the small UPB of remaining servicing portfolio as of June 30, 2022.  During the six months ended June 30, 2022, we had $4.5 million in servicing retained loan sales.

For the six months ended June 30, 2022, gain on MSRs, net was a net gain of $155 thousand compared to a net gain of $1 thousand in the comparable 2021 period.  For the six months ended June 30, 2022, we recorded a $131 thousand gain from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market interest rates, inputs and assumptions partially offset by scheduled and voluntary prepayments.  For the six months ended June 30, 2021, we recorded a $39 thousand gain from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market rates, inputs and assumptions partially offset by voluntary and scheduled prepayments.  Additionally, during the six months ended June 30, 2022, we recorded $100 thousand gain on sale of mortgage servicing rights, net as a result of the collection of holdbacks in excess of previously reserved for amounts on prior period mortgage servicing sales.

For the six months ended June 30, 2022, other income (expense) increased to income of $652 thousand as compared to expense of $175 thousand in the comparable 2021 period. The $827 thousand increase in other income was primarily due to a $771 thousand increase net interest spread between loans held-for-sale and their related warehouse borrowings during the six months ended June 30, 2022 as compared to the comparable period in 2021.  As a result of the increase in interest rates which began in the fourth quarter of 2021, as well as our efforts to increase the weighted average coupon on our production, we have positive net interest carry on our originations as the note rates on the underlying mortgage loans financed in most instances is greater than the financing rates on our warehouse lines of credit financing the originations. Additionally, for the six months ended June 30, 2022, interest income on cash deposits increased $79 thousand as compared to the same period in the prior year, due to the recent increases in interest rates.

Personnel expense decreased $6.9 million to $16.8 million for the six months ended June 30, 2022 as compared to the same period in 2021.  The decrease in personnel expense is primarily related to a reduction in variable compensation commensurate with reduced originations during the first six months of 2022 as well as a reduction in headcount to support reduced origination volume as compared to 2021.  As a result, average headcount decreased 25% in the mortgage lending segment for the six months ended June 30, 2022 as compared to the same period in 2021.  Although personnel expense decreased in the mortgage lending segment during the first months of 2022, it increased to 275 bps of fundings as compared to 162 bps for the comparable 2021 period.

Business promotion expense increased $660 thousand to $3.6 million for the six months ended June 30, 2022 as compared to $3.0 million for the same period in the prior year.  Business promotion previously remained low as a result of prior quarters’ more favorable interest rate environment requiring significantly less business promotion to source leads.  Beginning in second quarter of 2021, we began to increase our marketing expenditures in an effort to more directly target NonQM production in the retail channel, expand production expansion outside of California and maintain our lead volume as competition increased. As a result of the recent dislocation within the NonQM market as a result of the significant increase in interest rates, starting in the second quarter of 2022, we reduced our marketing spend as we pulled back on our origination volumes to mitigate the aforementioned risks associated with the current environment.  Although we continue to source leads through digital campaigns, which allows for a more cost effective approach, the recent competitiveness among other lenders for NonQM production within the California market has driven up advertising costs.

General, administrative and other expenses decreased $1.4 million to $3.5 million for the six months ended June 30, 2022, as compared to $4.9 million for the same period in 2021.  During the six months ended June 30, 2022, general, administrative and other expenses decreased by $1.4 million primarily due to a $978 thousand decrease in legal fees associated with a decrease in litigation and related expenses.  Additionally, general, administrative and other expenses decreased $743 thousand due to a decrease in occupancy, data processing, and other expense all related to a reduction in loan fundings during the period.   Partially offsetting the reduction in general, administrative and other expenses was a $323 thousand increase in professional fees associated with preparation and planning for a loan origination system consolidation and implementation during the first quarter of 2022.

Long-Term Mortgage Portfolio

As previously noted above, in March 2022, we sold our residual interest certificates, and assigned certain optional termination and loan purchase rights relating to 37 securitizations that closed between 2000 and 2007, which entailed the entire legacy securitization portfolio within our long-term mortgage portfolio. As a result of the sale, in accordance with FASB ASC 810-10-25, we deconsolidated the securitized mortgage trust assets totaling approximately $1.6 billion and trust liabilities of $1.6 billion as of the sale date as the Company was no longer the primary beneficiary of the consolidated securitization trusts. We will remain as the master servicer with respect to all of the securitizations until such time that the securitization trusts are collapsed or payoff.

	For the Three Months Ended June 30,
			$	%
	2022	2021	Change	Change
Other revenue	$28	$42	$(14)	(33)%

Personnel expense	(20)	(27)	7	26
General, administrative and other	(109)	(108)	(1)	(1)
Total expenses	(129)	(135)	6	4

Net interest (expense) income	(1,103)	1,038	(2,141)	(206)
Change in fair value of long-term debt	1,980	1,417	563	40
Change in fair value of net trust assets, including trust REO gains (losses)	—	(2,141)	2,141	100
Total other income	877	314	563	179
Earnings before income taxes	$776	$221	$555	251%

For the three months ended June 30, 2022, net interest (expense) income was an expense of $1.1 million as compared to income of $1.0 million for the same period in 2021. Net interest income decreased $2.1 million for the three months ended June 30, 2022 primarily attributable to a $2.1 million decrease as a result of the sale of the legacy portfolio in March 2022.  Additionally, interest expense on the long-term debt increased $63 thousand as a result of an increase in 3-month LIBOR as compared to the first quarter of 2022.

During the three months ended June 30, 2022, the fair value of long-term debt decreased by $11.6 million to $35.9 million from $47.5 million at March 31, 2022. The decrease in estimated fair value was the result of a $10.0 million change in the instrument specific credit risk primarily the result of an increase in the discount rate associated with the Company’s risk profile, a $2.0 million change in the market specific credit risk as a result of an increase in the forward LIBOR curve as compared to the first quarter of 2022, partially offset by a $357 thousand increase due to accretion.

The decrease in change in fair value of net trust assets, including trust REO (residual interests in securitizations) for the three months ended June 30, 2022 was due to the aforementioned sale and transfer of the legacy securitization portfolio during the first quarter of 2022.

	For the Six Months Ended June 30,
			$	%
	2022	2021	Change	Change
Other revenue	$43	$69	$(26)	(38)%

Personnel expense	(50)	(55)	5	9
General, administrative and other	(91)	(201)	110	55
Total expenses	(141)	(256)	115	45

Net interest (expense) income	(911)	2,341	(3,252)	(139)
Change in fair value of long-term debt	3,622	2,442	1,180	48
Change in fair value of net trust assets, including trust REO gains (losses)	9,248	(3,814)	13,062	342
Total other income	11,959	969	10,990	1134
Earnings before income taxes	$11,861	$782	$11,079	1417%

For the six months ended June 30, 2022, net interest (expense) income was an expense of $911 thousand as compared to income of $2.3 million for the same period in 2021. Net interest income decreased $3.3 million for the six months ended June 30, 2022 primarily attributable to a $3.1 million decrease as a result of the sale of the legacy portfolio in March 2022 as well as a reduction in net interest spread on the long-term mortgage portfolio prior to the sale.  Additionally, interest expense on the long-term debt increased $143 thousand as a result of an increase in 3-month LIBOR as well as an increase in accretion.

During the six months ended June 30, 2022, the fair value of long-term debt decreased by $10.6 million to $35.9 million from $46.5 million at December 31, 2021. The decrease in estimated fair value was the result of a $7.8 million change in the instrument specific credit risk primarily the result of an increase in the discount rate associated with the Company’s risk profile, a $3.6 million change in the market specific credit risk as a result of an increase in the forward LIBOR curve during 2022, partially offset by a $743 thousand increase due to accretion.

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $9.2 million for the six months ended June 30, 2022.  As previously noted, in March 2022, we sold our residual interest certificates, and assigned certain optional termination and loan purchase rights which entailed the entire legacy securitization portfolio within our long-term mortgage portfolio.  As a result, in March 2022, we recorded a $9.2 million increase in fair value, net of $277 thousand in transaction costs related to the transfer of the legacy securitization portfolio.

Real Estate Services

	For the Three Months Ended June 30,
			$	%
	2022	2021	Change	Change
Real estate services fees, net	$257	$478	$(221)	(46)%
Personnel expense	(304)	(292)	(12)	(4)
General, administrative and other	(55)	(64)	9	14
(Loss) earnings before income taxes	$(102)	$122	$(224)	(184)%

For the three months ended June 30, 2022, real estate services fees, net were $257 thousand compared to $478 thousand in the comparable 2021 period. The $221 thousand decrease in real estate services fees, net was primarily the result of a $138 thousand decrease in loss mitigation fees and an $83 thousand decrease in real estate service fees.  Additionally, as previously noted, in March 2022, we sold our residual interest certificates, and assigned certain optional termination and loan purchase rights which entailed the entire legacy securitization portfolio within the long-term mortgage portfolio.  As a result, it is our expectation that the real estate services fees generated from the long-term mortgage portfolio will continue to decline in future periods as the securitization trusts are called or collapsed by the purchaser.

	For the Six Months Ended June 30,
			$	%
	2022	2021	Change	Change
Real estate services fees, net	$442	$688	$(246)	(36)%
Personnel expense	(609)	(597)	(12)	(2)
General, administrative and other	(109)	(128)	19	15
Loss before income taxes	$(276)	$(37)	$(239)	(646)%

For the six months ended June 30, 2022, real estate services fees, net were $442 thousand compared to $688 thousand in the comparable 2021 period. The $246 thousand decrease in real estate services fees, net was primarily the result of a $139 thousand decrease in loss mitigation fees and a $107 thousand decrease in real estate service fees.  Additionally, as previously noted, in March 2022, we sold our residual interest certificates, and assigned certain optional termination and loan purchase rights which entailed the entire legacy securitization portfolio within the long-term mortgage portfolio.  As a result, it is our expectation that the real estate services fees generated from the long-term mortgage portfolio will continue to decline in future periods as the securitization trusts are called or collapsed by the purchaser.

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

	For the Three Months Ended June 30,
			$	%
	2022	2021	Change	Change
Interest expense	$(418)	$(464)	$46	10%
Other expenses	(4,822)	(3,883)	(939)	(24)
Loss before income taxes	$(5,240)	$(4,347)	$(893)	(21)%

For the three months ended June 30, 2022, interest expense decreased to $418 thousand as compared to $464 thousand in the comparable 2021 period.  The decrease was primarily due to a $50 thousand decrease in interest expense attributable to the $5.0 million pay down of the convertible notes in May 2022, partially offset by a $4 thousand increase in interest expense associated with the premium financing associated with the corporate-owned life insurance trusts liability.

For the three months ended June 30, 2022, other expenses increased to $4.8 million as compared to $3.9 million for the comparable 2021 period. During the three months ended June 30, 2022, the primary increase in other expense was a $595 thousand increase in legal and professional fees associated with the aforementioned preferred equity exchange offer, a $256 thousand increase in occupancy expense primarily attributable to ROU asset impairment of $123 thousand related to the sublease of approximately 29,000 square feet of a floor within our corporate office and a $143 thousand increase in CAM expense related to a true up of prior and current year maintenance for the building.

	For the Six Months Ended June 30,
			$	%
	2022	2021	Change	Change
Interest expense	$(882)	$(924)	$42	5%
Other expenses	(8,372)	(8,189)	(183)	(2)
Loss before income taxes	$(9,254)	$(9,113)	$(141)	(2)%

For the six months ended June 30, 2022, interest expense decreased to $882 thousand as compared to $924 thousand in the comparable 2021 period.  The decrease was primarily due to a $50 thousand decrease in interest expense attributable to the $5.0 million pay down of the convertible notes in May 2022, partially offset by an $8 thousand increase in interest expense associated with the premium financing associated with the corporate-owned life insurance trusts liability.

For the six months ended June 30, 2022, other expenses increased to $8.4 million as compared to $8.2 million for the comparable 2021 period. During the six months ended June 30, 2022, the primary increase in other expense was a $474 thousand increase in legal and professional fees associated with the aforementioned preferred equity exchange offer, a $367 thousand increase in occupancy expense primarily attributable to ROU asset impairment of $123 thousand related to the sublease of approximately 29,000 square feet of a floor within our corporate office and a $142 thousand increase in CAM expense related to a true up of prior and current year maintenance for the building.  Partially offsetting the increase in other expenses was a $662 thousand increase in the cash surrender value of the corporate-owned life insurance trusts for the six months ended June 30, 2022, as a result of the application of prior year investment gains which get applied at the annual renewal date in the first quarter of each fiscal year, as well as a $117 decrease in general, administrative and other expenses.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our chief executive officer and interim principal financial officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). Based on that evaluation, the Company’s chief executive officer and interim principal financial officer concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

Legal Proceedings

Information with respect to this item may be found in Note 11 – Commitments and Contingencies of the “Notes to Unaudited Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A:  RISK FACTORS

If we are unable to consummate the exchange offers and the related special redemption of our outstanding preferred stock, we may need to consider other restructuring alternatives available to us at that time, which could materially adversely affect our business and financial position.

As previously disclosed, we are currently contemplating exchange offers (the Exchange Offers) and special redemption (Special Redemptions) of our outstanding Series B Preferred Stock and Series C Preferred Stock (collectively, the Preferred Stock) for cash or shares of a new series of preferred stock, shares of common stock, and in the case of our Series C Preferred Stock, warrants to purchase common stock. We believe that there could be significant adverse consequences to the Company if the contemplated Exchange Offers and the related Special Redemptions of our Series B Preferred Stock and Series C Preferred Stock are not successfully completed. If the required approvals from holders of both the Series B Preferred Stock and Series C Preferred Stock, as well as the Common Stock, are not received, and/or we are not able to otherwise complete the Exchange Offers and the related Special Redemptions, then we may not be able to meet our financial or business objectives. This could result in a material adverse effect on the Company. In light of the continuing turmoil in the mortgage market and rising interest rates, our ability to continue our operations is dependent upon our ability to raise capital, successfully implement our strategic initiatives and engage in operations that contribute sufficient additional cash flow to enable us to meet our current and future expenses. Our future financial performance and success are dependent in large part upon our ability to implement our contemplated strategies successfully. Our ability to raise future capital may be dependent on third parties who, in the past, have either been hesitant to lend or invest in the Company due to the capital structure of the Company, including the Series B Preferred Stock and Series C Preferred Stock, or have offered terms which our Board of Directors has determined are not in our best interests. To the extent the Exchange Offers and the related Special Redemptions are not successful in eliminating our outstanding Series B Preferred Stock and Series C Preferred Stock, we may be unable to raise the additional capital required to permit us to implement our strategic initiatives and continue our operations as planned, thereby requiring us to further reduce our operating costs and expenses so that our income can cover those costs and expenses. This could result in a material adverse effect on the Company. If we are not able to complete the Exchange Offers and the related Special Redemptions and improve our near-term liquidity, we also will need to consider other restructuring alternatives available to us at that time. Those alternatives may include, but are not limited to, (i) the transfer of certain of our assets to our lenders to fulfill our obligations, (ii) the sale of profitable assets or of the Company, (iii) a distribution or spin-off of profitable assets, (iv) liquidation or distribution of our assets, (v) alternative offers to exchange our outstanding securities and debt obligations, (vi) the incurrence of additional debt, (vii) obtaining additional equity capital on terms that may be onerous or highly dilutive and/or (viii) joint ventures.

In addition, the holders of our outstanding $15 million in Convertible Debt have extended the maturity date of the Convertible Debt until May 9, 2025 (with three principal payments of $5 million on each of May 9, 2023, May 9, 2024 and May 9, 2025), conditioned on our completing the Exchange Offers and providing notice of redemption of the remaining Preferred Stock by October 31, 2022. If we do not complete the Exchange Offers and provide such notice, the Convertible Debt will be due on November 9, 2022, which also could have a material adverse effect on our business and financial position.

If we do not continue to satisfy the NYSE American continued listing requirements, our Common Stock could be delisted from the NYSE American.

The listing of our Common Stock on the NYSE American is contingent on our compliance with the NYSE American’s conditions for continued listing, including requirements relating to maintaining minimum stockholders’

equity. We cannot assure you that we will be able to meet those listing conditions and anticipate receiving a notice of noncompliance from the NYSE American following the reporting of our financial results for the quarter ended June 30, 2022 which will require us to timely submit an acceptable compliance plan with the NYSE American in order to maintain the continued listing of our Common Stock. If the NYSE American delists our Common Stock from trading on its exchange due to our failure to meet the NYSE American’s listing conditions, we and our security holders could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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
3.1

Articles of Amendment and Restatement (“Charter”) of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-266167), filed with the Securities and Exchange Commission on July 15, 2022).

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

3.1(m)

Certificate of Correction to the Company’s Charter (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2022).

10.1	Voting Agreement, dated April 29, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K/A filed with the Securities and Exchange Commission on May 5, 2022).
10.2	Form of Amendment No. 1 to Voting Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on June 23, 2022).
10.3	Form of Additional Voting Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the Securities and Exchange Commission on June 23, 2022).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from Impac Mortgage Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline eXtensible Business Reporting Language (XBRL): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations and Comprehensive earnings (loss), (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

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
August 12, 2022

/s/ JON GLOECKNER
Jon Gloeckner
SVP, Treasury & Financial Reporting
(Interim Principal Financial Officer and Principal Accounting Officer)
August 12, 2022