Form 10-Q
period 2022-09-30
IMPAC MORTGAGE HOLDINGS INC
filed 2022-11-14
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

There were 33,268,534 shares of common stock outstanding as of November 4, 2022.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$44,008	$29,555
Restricted cash	4,173	5,657
Mortgage loans held-for-sale	18,443	308,477
Mortgage servicing rights	865	749
Securitized mortgage trust assets	—	1,642,730
Other assets	26,096	35,603
Total assets	$93,585	$2,022,771
LIABILITIES
Warehouse borrowings	$13,292	$285,539
Convertible notes	15,000	20,000
Long-term debt	33,264	46,536
Securitized mortgage trust liabilities	—	1,614,862
Other liabilities	38,100	45,898
Total liabilities	99,656	2,012,835

Commitments and contingencies (See Note 11)

STOCKHOLDERS’ (DEFICIT) EQUITY
Series A-1 junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; liquidation value $36,920; 2,000,000 shares authorized, 665,592 cumulative shares issued and outstanding as of September 30, 2022 and December 31, 2021 (See Note 12)	7	7
Series C 9.125% redeemable preferred stock, $0.01 par value; liquidation value $35,127; 5,500,000 shares authorized; 1,405,086 noncumulative shares issued and outstanding as of September 30, 2022 and December 31, 2021 (See Note 12)	14	14
Common stock, $0.01 par value; 200,000,000 shares authorized; 21,500,935 and 21,332,684 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	215	213
Additional paid-in capital	1,238,526	1,237,986
Accumulated other comprehensive earnings, net of tax	33,159	22,044
Total accumulated deficit:
Cumulative dividends declared	(822,520)	(822,520)
Accumulated deficit	(455,472)	(427,808)
Total accumulated deficit	(1,277,992)	(1,250,328)
Total stockholders’ (deficit) equity	(6,071)	9,936
Total liabilities and stockholders’ (deficit) equity	$93,585	$2,022,771

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) EARNINGS

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
Real estate services fees, net	$290	$244	$732	$932
Gain on mortgage servicing rights, net	196	101	351	102
Servicing fees (expense), net	32	(124)	27	(393)
(Loss) gain on sale of loans, net	(682)	19,608	5,452	50,432
Other	3	(11)	962	308
Total (expenses) revenues, net	(161)	19,818	7,524	51,381
Expenses
Personnel	5,701	12,685	25,646	39,574
General, administrative and other	4,830	4,927	15,287	15,991
Business promotion	545	2,185	4,165	5,146
Total expenses	11,076	19,797	45,098	60,711
Operating (loss) earnings	(11,237)	21	(37,574)	(9,330)

Other (expense) income
Interest income	655	17,197	14,703	49,429
Interest expense	(1,989)	(16,420)	(17,182)	(47,433)
Change in fair value of long-term debt	(435)	(1,803)	3,187	638
Change in fair value of net trust assets, including trust REO gains (losses)	—	3,112	9,248	(702)
Total other (expense) income, net	(1,769)	2,086	9,956	1,932
(Loss) earnings before income taxes	(13,006)	2,107	(27,618)	(7,398)
Income tax expense	7	21	46	63
Net (loss) earnings	$(13,013)	$2,086	$(27,664)	$(7,461)

Other comprehensive (loss) earnings
Change in fair value of instrument specific credit risk of long-term debt	3,347	631	11,115	(1,574)
Total comprehensive (loss) earnings	$(9,666)	$2,717	$(16,549)	$(9,035)

Net (loss) earnings per common share:
Basic	$(0.62)	$0.08	$(1.34)	$(0.37)
Diluted	$(0.62)	$0.08	$(1.34)	$(0.37)

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share amounts)

(Unaudited)

	Preferred		Common		Additional	Cumulative		Accumulated Other	Total
	Shares	Preferred	Shares	Common	Paid-In	Dividends	Accumulated	Comprehensive	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Declared	Deficit	Earnings, net of tax	(Deficit) Equity
Balance, December 31, 2021	2,070,678	$21	21,332,684	$213	$1,237,986	$(822,520)	$(427,808)	$22,044	$9,936

Stock based compensation	—	—	—	—	260	—	—	—	260
Issuance of restricted stock units	—	—	122,486	2	—	—	—	—	2
Other comprehensive loss	—	—	—	—	—	—	—	(2,269)	(2,269)
Net loss	—	—	—	—	—	—	(1,184)	—	(1,184)
Balance, March 31, 2022	2,070,678	$21	21,455,170	$215	$1,238,246	$(822,520)	$(428,992)	$19,775	$6,745

Stock based compensation	—	—	—	—	137	—	—	—	137
Issuance of restricted stock units	—	—	30,765	—	—	—	—	—	—
Issuance of deferred stock units	—	—	15,000	—	—	—	—	—	—
Other comprehensive earnings	—	—	—	—	—	—	—	10,037	10,037
Net loss	—	—	—	—	—	—	(13,467)	—	(13,467)
Balance, June 30, 2022	2,070,678	$21	21,500,935	$215	$1,238,383	$(822,520)	$(442,459)	$29,812	$3,452

Stock based compensation	—	—	—	—	143	—	—	—	143
Other comprehensive earnings	—	—	—	—	—	—	—	3,347	3,347
Net loss	—	—	—	—	—	—	(13,013)	—	(13,013)
Balance, September 30, 2022	2,070,678	$21	21,500,935	$215	$1,238,526	$(822,520)	$(455,472)	$33,159	$(6,071)

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

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

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,664)	$(7,461)
Gain on sale of mortgage servicing rights	(281)	(143)
Change in fair value of mortgage servicing rights	(70)	41
Gain on sale of mortgage loans	(20,124)	(47,017)
Change in fair value of mortgage loans held-for-sale	8,985	(3,632)
Change in fair value of derivatives lending, net	2,724	504
Change in provision for repurchases	2,963	(287)
Origination of mortgage loans held-for-sale	(672,187)	(2,144,067)
Sale and principal reduction on mortgage loans held-for-sale	973,314	2,083,135
Gain from trust REO	—	(1,289)
Change in fair value of net trust assets, excluding trust REO	(9,248)	1,991
Change in fair value of long-term debt	(3,187)	(638)
Accretion of interest income and expense	6,575	40,335
Stock-based compensation	540	665
Impairment of ROU asset	123	—
Loss on disposal of premises and equipment	—	102
Net change in other assets	7,445	1,585
Net change in other liabilities	(10,882)	(1,928)
Net cash provided by (used in) operating activities	259,026	(78,104)

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in securitized mortgage collateral	72,889	462,387
Proceeds from transfer of trust assets and liabilities	37,500	—
Proceeds from the sale of mortgage servicing rights	—	143
Investment in corporate-owned life insurance	(860)	(177)
Purchase of premises and equipment	99	(27)
Proceeds from the sale of trust REO	—	6,696
Net cash provided by investing activities	109,628	469,022

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of warehouse borrowings	(910,895)	(1,975,667)
Borrowings under warehouse agreements	638,648	2,085,199
Repayment of securitized mortgage borrowings	(78,818)	(512,540)
Net change in liabilities related to corporate-owned life insurance	378	341
Repayment of convertible notes	(5,000)	—
Issuance of restricted stock	2	1
Net cash used in financing activities	(355,685)	(402,666)
Net change in cash, cash equivalents and restricted cash	12,969	(11,748)
Cash, cash equivalents and restricted cash at beginning of year	35,212	59,752
Cash, cash equivalents and restricted cash at end of period	$48,181	$48,004

NON-CASH TRANSACTIONS
Transfer of securitized mortgage collateral to trust REO	$467	$5,676
Transfer and deconsolidation of trust assets	1,543,608	—
Transfer and deconsolidation of trust liabilities	(1,543,608)	—
Mortgage servicing rights retained from issuance of mortgage-backed securities and loan sales	46	459

See accompanying notes to unaudited consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data or as otherwise indicated)

Note 1.—Summary of Business and Financial Statement Presentation

Business Summary and Recent Update

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

On October 20, 2022, the Company received the requisite stockholder consents on the Series B Preferred and Series C Preferred exchange offers, which provides for the exchange and subsequent redemption of all outstanding Series B Preferred and Series C Preferred stock, liquidation preference and cumulative dividends in arrears for common stock, new Preferred D stock and, in the case of Series Preferred C stock, warrants to purchase common stock.  For further description of the exchange offers, see Note 12. —Equity and Share Based Payments, Redeemable Preferred Stock.

Financial Statement Presentation

The accompanying unaudited consolidated financial statements of IMH and its subsidiaries (as defined above) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the United States Securities and Exchange Commission.

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

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The guidance amends Topic 326 (CECL) to eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, under the CECL model creditors will determine whether a modification results in a new loan or continuation of existing loan. These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, the amendments to Topic 326 require that an entity disclose current-period gross write-offs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The guidance will become effective for the Company beginning with the fiscal year 2023, including interim periods. The Company is currently assessing the impact of ASU No. 2022-02 but does not expect that its adoption will have a material impact on the consolidated financial statements.

Note 2.—Mortgage Loans Held-for-Sale

A summary of the unpaid principal balance (UPB) of mortgage LHFS by type is presented below:

	September 30,	December 31,
	2022	2021
Government (1)	$539	$6,886
Conventional (2)	2,872	62,759
Jumbo & Non-qualified mortgages (NonQM)	16,327	231,142
Fair value adjustment (3)	(1,295)	7,690
Total mortgage loans held-for-sale	$18,443	$308,477
(1)	Includes all government-insured loans including Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).
(2)	Includes loans eligible for sale to Federal National Mortgage Association (Fannie Mae or FNMA) and Federal Home Loan Mortgage Corporation (Freddie Mac or FHLMC).
(3)	Changes in fair value are included in (loss) gain on sale of loans, net in the accompanying consolidated statements of operations and comprehensive (loss) earnings.

At September 30, 2022 and December 31, 2021, the Company had no mortgage loans that were 90 days or more delinquent.

(Loss) gain on sale of loans, net in the consolidated statements of operations and comprehensive (loss) earnings, is comprised of the following for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Gain on sale of mortgage loans	$1,670	$19,230	$18,257	$58,345
Premium from servicing retained loan sales	—	246	46	459
Unrealized (loss) gain from derivative financial instruments	(167)	2,591	(2,724)	(504)
Gain (loss) from derivative financial instruments	204	(2,085)	6,208	829
Mark to market (loss) gain on LHFS	(1,503)	4,228	(8,985)	3,632
Direct origination expenses, net	(356)	(4,677)	(4,387)	(12,616)
Change in provision for repurchases	(530)	75	(2,963)	287
(Loss) gain on sale of loans, net	$(682)	$19,608	$5,452	$50,432

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

The following table summarizes the activity of MSRs for the nine months ended September 30, 2022 and year ended December 31, 2021:

	September 30,	December 31,
	2022	2021
Balance at beginning of year	$749	$339
Additions from servicing retained loan sales	46	536
Changes in fair value (1)	70	(126)
Fair value of MSRs at end of period	$865	$749
(1)	Changes in fair value are included within gain on mortgage servicing rights, net in the accompanying consolidated statements of operations and comprehensive (loss) earnings.

At September 30, 2022 and December 31, 2021, the UPB of the mortgage servicing portfolio was comprised of the following:

	September 30,	December 31,
	2022	2021
Government insured	$69,585	$71,841
Conventional	—	—
Total loans serviced	$69,585	$71,841

The table below illustrates hypothetical changes in fair values of MSRs caused by assumed immediate changes to key assumptions that are used to determine fair value. See Note 7.—Fair Value of Financial Instruments for a description of the key assumptions used to determine the fair value of MSRs.

	September 30,	December 31,
Mortgage Servicing Rights Sensitivity Analysis	2022	2021
Fair value of MSRs	$865	$749
Prepayment Speed:
Decrease in fair value from 10% adverse change	(16)	(24)
Decrease in fair value from 20% adverse change	(35)	(48)
Decrease in fair value from 30% adverse change	(53)	(70)
Discount Rate:
Decrease in fair value from 10% adverse change	(39)	(31)
Decrease in fair value from 20% adverse change	(74)	(59)
Decrease in fair value from 30% adverse change	(107)	(85)

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

Gain on mortgage servicing rights, net is comprised of the following for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Change in fair value of mortgage servicing rights	$15	$(42)	$70	$(41)
Gain on sale of mortgage servicing rights	181	143	281	143
Gain on mortgage servicing rights, net	$196	$101	$351	$102

Servicing fees (expense), net is comprised of the following for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Contractual servicing fees	$58	$50	$192	$123
Subservicing and other costs	(26)	(174)	(165)	(516)
Servicing fees (expense), net	$32	$(124)	$27	$(393)

Loans Eligible for Repurchase from Government National Mortgage Association (GNMA or Ginnie Mae)

The Company sells loans in Ginnie Mae guaranteed mortgage-backed securities (MBS) by pooling eligible loans through a pool custodian and assigning rights to the loans to Ginnie Mae. When these Ginnie Mae loans are initially pooled and securitized, the Company meets the criteria for sale treatment and de-recognizes the loans. The terms of the Ginnie Mae MBS program allow, but do not require, the Company to repurchase mortgage loans when the borrower has made no payments for three consecutive months. When the Company has the unconditional right, as servicer, to repurchase Ginnie Mae pool loans it has previously sold and are more than 90 days past due, and the repurchase will provide a “more than trivial benefit”, the Company then re-recognizes the loans on its consolidated balance sheets in other assets, at their UPB and records a corresponding liability in other liabilities in the consolidated balance sheets. At September 30, 2022 and December 31, 2021, loans eligible for repurchase from GNMA totaled $601 thousand and $337 thousand, respectively, in UPB.  As part of the Company’s repurchase reserve, the Company records a repurchase provision to provide for estimated losses from the sale or securitization of all mortgage loans, including these loans.

Note 4.—Leases

The Company has three operating leases for office space expiring at various dates through 2024 and one financing lease which concludes in 2023.  During the three and nine months ended September 30, 2022, cash paid for operating leases was $1.2 million and $3.6 million, respectively, while total operating lease expense was $983 thousand and $3.1 million, respectively.  During the three and nine months ended September 30, 2021, cash paid for operating leases was $1.2 million and $3.4 million, respectively, while total operating lease expense was $1.0 million and $3.0 million, respectively.  Operating lease expense includes short-term leases and sublease income, both of which are immaterial.  Additionally, during the three and nine months ended September 30, 2022, the Company recorded right of use (ROU) asset impairment of $123 thousand related to the sublease of approximately 1,900 square feet of a floor within the Company’s corporate office, reducing the carrying value of the lease asset to its estimated fair value.  The impairment charge is included in general, administrative and other expense in the consolidated statements of operations and comprehensive (loss) earnings.

The following table presents the operating and finance lease balances within the consolidated balance sheets, weighted average remaining lease term, and weighted average discount rates related to the Company’s operating and finance leases as of September 30, 2022:

		September 30,
Lease Assets and Liabilities	Classification	2022
Assets
Lease ROU assets	Other assets	$ 7,452

Liabilities
Lease liabilities	Other liabilities	$ 9,380

Weighted average remaining lease term (in years)		2.0
Weighted average discount rate		4.8%

The following table presents the maturity of the Company’s operating and financing lease liabilities as of September 30, 2022:

Year remaining 2022	$1,224
Year 2023	4,909
Year 2024	3,729
Total lease commitments	$9,862
Less: imputed interest	(482)
Total lease liability	$9,380

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

Under the terms of these warehouse lines, the Company is required to maintain various financial and other covenants. At September 30, 2022, the Company was not in compliance with certain financial covenants from its lenders and received the necessary waivers.  The following table presents certain information on warehouse borrowings for the periods indicated:

	Maximum	Balance Outstanding at
	Borrowing	September 30,	December 31,
	Capacity	2022	2021	Maturity Date
Short-term borrowings:
Repurchase agreement 1 (1)	$—	$—	$30,009	May 24, 2022
Repurchase agreement 2 (2)	—	—	153,006	September 13, 2022
Repurchase agreement 3 (3)	300,000	2,586	56,794	November 23, 2022
Repurchase agreement 4 (4)	25,000	10,706	45,730	December 31, 2022
Total warehouse borrowings	$325,000	$13,292	$285,539

___________________________

(1)	Repurchase agreement 1 was not renewed.
(2)	Repurchase agreement 2 was not renewed.
(3)	In September 2022, this line was extended to November 2022, pending the renewal process and is expected to be reduced to $15.0 million. In October 2022, the Company entered into an agreement for a $1.0 million committed line in addition to the uncommitted line undergoing renewal.
(4)	In September 2022, the maximum borrowing capacity was reduced to $25.0 million and the maturity of the line was moved to December 31, 2022.

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

On October 20, 2022, the Company received the requisite stockholder consents for the exchange of its Series B Preferred Stock and Series C Preferred Stock and subsequently provided timely notice of the redemption of any remaining Series B Preferred stock and Series C Preferred stock which did not participate in the exchange offers, as further described in Note 12.—Equity and Share Based Payments, Redeemable Preferred Stock.  As a result, the Notes are due and payable in three equal installments of $5.0 million on each of May 9, 2023, May 9, 2024 and the stated maturity date of May 9, 2025.

Long-term Debt

The Company carries its Junior Subordinated Notes at estimated fair value as more fully described in Note 7.—Fair Value of Financial Instruments. The following table shows the remaining principal balance and fair value of Junior Subordinated Notes issued as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Junior Subordinated Notes (1)	$62,000	$62,000
Fair value adjustment	(28,736)	(15,464)
Total Junior Subordinated Notes	$33,264	$46,536
(1)	Stated maturity of March 2034; requires quarterly interest payments at a variable rate of 3-month LIBOR plus 3.75% per annum.

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

Securitized Mortgage Trust Assets

Securitized mortgage trust assets, which are recorded at their estimated fair value, were comprised of the following at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Securitized mortgage collateral, at fair value	$—	$1,639,251
REO, at net realizable value (NRV)	—	3,479
Total securitized mortgage trust assets	$—	$1,642,730

Securitized Mortgage Trust Liabilities

Securitized mortgage trust liabilities, which are recorded at their estimated fair value, were comprised of the following at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Securitized mortgage borrowings	$—	$1,614,862

Changes in fair value of net trust assets, including trust REO gains (losses), were comprised of the following for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Change in fair value of net trust assets, excluding REO	$—	$3,381	$9,248	$(1,991)
(Losses) gains from trust REO	—	(269)	—	1,289
Change in fair value of net trust assets, including trust REO gains (losses)	$—	$3,112	$9,248	$(702)

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

The following table presents the estimated fair value of financial instruments included in the consolidated financial statements as of the dates indicated:

	September 30, 2022				December 31, 2021
	Carrying	Estimated Fair Value			Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$44,008	$44,008	$—	$—	$29,555	$29,555	$—	$—
Restricted cash	4,173	4,173	—	—	5,657	5,657	—	—
Mortgage loans held-for-sale	18,443	—	18,443	—	308,477	—	308,477	—
Mortgage servicing rights	865	—	—	865	749	—	—	749
Derivative assets, lending, net (1)	331	—	234	97	3,111	—	—	3,111
Securitized mortgage collateral	—	—	—	—	1,639,251	—	—	1,639,251

Liabilities
Warehouse borrowings	$13,292	$—	$13,292	$—	$285,539	$—	$285,539	$—
Convertible notes	15,000	—	—	15,000	20,000	—	—	20,000
Long-term debt	33,264	—	—	33,264	46,536	—	—	46,536
Securitized mortgage borrowings	—	—	—	—	1,614,862	—	—	1,614,862
Derivative liabilities, lending, net (2)	—	—	—	—	55	—	55	—
(1)	Represents IRLCs and Hedging Instruments and are included in other assets in the accompanying consolidated balance sheets.
(2)	Represents Hedging Instruments and are included in other liabilities in the accompanying consolidated balance sheets.

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

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its MSRs, securitized mortgage collateral and borrowings, derivative assets and liabilities (IRLCs), Notes and long-term debt as Level 3 fair value measurements. Level 3 assets and liabilities measured at fair value on a recurring basis were approximately 1% and 54% and 83% and 84%, respectively, of total assets and total liabilities measured at estimated fair value at September 30, 2022 and December 31, 2021.

Recurring Fair Value Measurements

The Company assesses its financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers into Level 3 classified instruments during the nine months ended September 30, 2022.

The following tables present the Company’s assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at September 30, 2022 and December 31, 2021, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	September 30, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Mortgage loans held-for-sale	$—	$18,443	$—	$—	$308,477	$—
Derivative assets, lending, net (1)	—	234	97	—	—	3,111
Mortgage servicing rights	—	—	865	—	—	749
Securitized mortgage collateral	—	—	—	—	—	1,639,251
Total assets at fair value	$—	$18,677	$962	$—	$308,477	$1,643,111
Liabilities
Securitized mortgage borrowings	$—	$—	$—	$—	$—	$1,614,862
Long-term debt	—	—	33,264	—	—	46,536
Derivative liabilities, lending, net (2)	—	—	—	—	55	—
Total liabilities at fair value	$—	$—	$33,264	$—	$55	$1,661,398
(1)	At September 30, 2022, derivative assets, lending, net included $97 thousand in IRLCs and $234 thousand in Hedging Instruments included in other assets in the accompanying consolidated balance sheets. At December 31, 2021, derivative assets, lending, net included $3.1 million in IRLCs and is included in other assets in the accompanying consolidated balance sheets.
(2)	At December 31, 2021, derivative liabilities, lending, net are included in other liabilities in the accompanying consolidated balance sheets.

The following tables present reconciliations for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2022 and 2021:

	Level 3 Recurring Fair Value Measurements
	For the Three Months Ended September 30, 2022

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, June 30, 2022	$—	$—	$850	$498	$(35,889)
Total gains (losses) included in earnings:
Interest income	—	—	—	—	—
Interest expense	—	—	—	—	(287)
Change in fair value	—	—	15	(401)	(435)
Change in instrument specific credit risk	—	—	—	—	3,347	(1)
Total gains (losses) included in earnings	—	—	15	(401)	2,625
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	—	—	—	—
Fair value, September 30, 2022	$—	$—	$865	$97	$(33,264)
(1)	Amount represents the change in instrument specific credit risk in other comprehensive gain (loss) in the consolidated statements of operations and comprehensive (loss) earnings.

	Level 3 Recurring Fair Value Measurements
	For the Three Months Ended September 30, 2021

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, June 30, 2021	$1,858,423	$(1,847,224)	$553	$4,262	$(44,900)
Total gains (losses) included in earnings:
Interest income (1)	(1,557)	—	—	—	—
Interest expense (1)	—	(10,172)	—	—	(386)
Change in fair value	23,439	(20,057)	(42)	1,102	(1,803)
Change in instrument specific credit risk	—	—	—	—	631	(2)
Total gains (losses) included in earnings	21,882	(30,229)	(42)	1,102	(1,558)
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	246	—	—
Settlements	(155,933)	169,959	—	—	—
Fair value, September 30, 2021	$1,724,372	$(1,707,494)	$757	$5,364	$(46,458)

(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $2.2 million for the three months ended September 30, 2021. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive (loss) earnings is primarily from contractual interest on the securitized mortgage collateral and borrowings.
(2)	Amount represents the change in instrument specific credit risk in other comprehensive (loss) earnings in the consolidated statements of operations and comprehensive (loss) earnings.

The following tables present reconciliations for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2022 and 2021:

	Level 3 Recurring Fair Value Measurements
	For the Nine Months Ended September 30, 2022

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, December 31, 2021	$1,639,251	$(1,614,862)	$749	$3,111	$(46,536)
Total gains (losses) included in earnings:
Interest income (1)	2,019	—	—	—	—
Interest expense (1)	—	(7,564)	—	—	(1,030)
Change in fair value	9,248	—	70	(3,014)	3,187
Change in instrument specific credit risk	—	—	—	—	11,115	(2)
Total gains (losses) included in earnings	11,267	(7,564)	70	(3,014)	13,272
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	46	—	—
Settlements	(1,650,518)	1,622,426	—	—	—
Fair value, September 30, 2022	$—	$—	$865	$97	$(33,264)
Unrealized gains (losses) still held (3)	$—	$—	$865	$97	$(28,736)
(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities prior to the sale in March 2022. Net interest income, including cash received and paid, was $1.2 million for the nine months ended September 30, 2022. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive (loss) earnings is primarily from contractual interest on the securitized mortgage collateral and borrowings.
(2)	Amount represents the change in instrument specific credit risk in other comprehensive (loss) earnings in the consolidated statements of operations and comprehensive (loss) earnings.
(3)	Represents the amount of unrealized gains relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at September 30, 2022.

	Level 3 Recurring Fair Value Measurements
	For the Nine Months Ended September 30, 2021

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, December 31, 2020	$2,100,175	$(2,086,557)	$339	$7,275	$(44,413)
Total gains (losses) included in earnings:
Interest income (1)	(11,036)	—	—	—	—
Interest expense (1)	—	(28,190)	—	—	(1,109)
Change in fair value	103,296	(105,287)	(41)	(1,911)	638
Change in instrument specific credit risk	—	—	—	—	(1,574)	(2)
Total gains (losses) included in earnings	92,260	(133,477)	(41)	(1,911)	(2,045)
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	459	—	—
Settlements	(468,063)	512,540	—	—	—
Fair value, September 30, 2021	$1,724,372	$(1,707,494)	$757	$5,364	$(46,458)
Unrealized (losses) gains still held (3)	$(156,952)	$2,367,197	$757	$5,364	$15,542
(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities. Net interest income, including cash received and paid, was $6.5 million for the three and nine months ended September 30, 2021. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive (loss) earnings is primarily from contractual interest on the securitized mortgage collateral and borrowings.
(2)	Amount represents the change in instrument specific credit risk in other comprehensive (loss) earnings in the consolidated statements of operations and comprehensive (loss) earnings.
(3)	Represents the amount of unrealized (losses) gains relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at September 30, 2021

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and nonrecurring basis at September 30, 2022 and December 31, 2021:

		September 30, 2022		December 31, 2021
	Unobservable	Range of	Weighted	Range of	Weighted
Financial Instrument	Input	Inputs	Average	Inputs	Average
Assets and liabilities backed by real estate
Securitized mortgage collateral, and	Prepayment rates	-%	-%	2.9 - 46.3%	10.7%
Securitized mortgage borrowings	Default rates	-%	-%	0.06 - 4.3%	1.7%
	Loss severities	-%	-%	0.01 - 97.6%	70.1%
	Discount rates	-%	-%	2.1 - 13.0%	3.6%
Other assets and liabilities
Mortgage servicing rights	Discount rates	12.5 - 15.0%	12.8%	12.5 - 15.0%	12.8%
	Prepayment rates	7.5 - 12.0%	8.5%	8.01 - 29.1%	10.3%
Derivative assets - IRLCs, net	Pull-through rates	40.0 - 98.0%	69.4%	50.0 - 98.0%	79.0%
Long-term debt	Discount rates	16.6%	16.6%	8.6%	8.6%

For other assets and liabilities, a significant increase in discount rates would result in a significantly lower estimated fair value.  A significant increase or decrease in pull-through rate assumptions would result in a significant increase or decrease, respectively, in the fair value of IRLCs.  The Company believes that the imprecision of an estimate could be significant.

The following tables present the changes in recurring fair value measurements included in net (loss) earnings for the three months ended September 30, 2022 and 2021:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net (Loss) Earnings
	For the Three Months Ended September 30, 2022
			Change in Fair Value of
	Interest	Interest	Net Trust	Long-term	Other Revenue	(Loss) Gain on Sale
	Income (1)	Expense (1)	Assets	Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$—	$—	$—	$—	$—	$—	$—
Securitized mortgage borrowings	—	—	—	—	—	—	—
Long-term debt	—	(287)	—	(435)	—	—	(722)
Mortgage servicing rights (2)	—	—	—	—	15	—	15
Mortgage loans held-for-sale	—	—	—	—	—	(1,503)	(1,503)
Derivative assets — IRLCs	—	—	—	—	—	(401)	(401)
Derivative liabilities — Hedging Instruments	—	—	—	—	—	234	234
Total	$—	$(287)	$—	$(435)	$15	$(1,670)	$(2,377)
(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in gain on MSRs, net in the consolidated statements of operations and comprehensive (loss) earnings.

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

The following tables present the changes in recurring fair value measurements included in net earnings (loss) for the three and nine months ended September 30, 2022 and 2021:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net (Loss) Earnings
	For the Nine Months Ended September 30, 2022
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Income	(Loss) Gain on Sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$2,019	$—	$9,248		$—	$—	$—	$11,267
Securitized mortgage borrowings	—	(7,564)	—		—	—	—	(7,564)
Long-term debt	—	(1,030)	—		3,187	—	—	2,157
Mortgage servicing rights (2)	—	—	—		—	70	—	70
Mortgage loans held-for-sale	—	—	—		—	—	(8,985)	(8,985)
Derivative assets — IRLCs	—	—	—		—	—	(3,014)	(3,014)
Derivative liabilities — Hedging Instruments	—	—	—		—	—	290	290
Total	$2,019	$(8,594)	$9,248	(3)	$3,187	$70	$(11,709)	$(5,779)
(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in gain on MSRs, net in the consolidated statements of operations and comprehensive (loss) earnings.
(3)	For the nine months ended September 30, 2022, change in the fair value of net trust assets, excluding REO was $9.2 million.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net (Loss) Earnings
	For the Nine Months Ended September 30, 2021
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Income	(Loss) Gain on Sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$(11,036)	$—	103,296		$—	$—	$—	$92,260
Securitized mortgage borrowings	—	(28,190)	(105,287)		—	—	—	(133,477)
Long-term debt	—	(1,109)	—		638	—	—	(471)
Mortgage servicing rights (2)	—	—	—		—	(41)	—	(41)
Mortgage loans held-for-sale	—	—	—		—	—	3,632	3,632
Derivative assets — IRLCs	—	—	—		—	—	(1,911)	(1,911)
Derivative liabilities — Hedging Instruments	—	—	—		—	—	1,407	1,407
Total	$(11,036)	$(29,299)	$(1,991)	(3)	$638	$(41)	$3,128	$(38,601)
(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in gain on MSRs, net in the consolidated statements of operations and comprehensive (loss) earnings.
(3)	For the nine months ended September 30, 2021, change in the fair value of net trust assets, excluding REO was $2.0 million.

The following is a description of the measurement techniques for items recorded at estimated fair value on a recurring basis.

Mortgage servicing rights—The Company elected to carry its MSRs arising from its mortgage loan origination operations at estimated fair value. The fair value of MSRs is based upon a discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. MSRs are considered a Level 3 measurement at September 30, 2022 and December 31, 2021.

Mortgage loans held-for-sale—The Company elected to carry its mortgage LHFS originated or acquired at estimated fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage LHFS as a Level 2 measurement at September 30, 2022 and December 31, 2021.

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

Long-term debt—The Company elected to carry its Junior Subordinated otes at fair value. These securities are measured based upon an analysis prepared by management, which considered the Company’s own credit risk, including previous settlements with trust preferred debt holders and discounted cash flow analysis. As of September 30, 2022, long-term debt had UPB of $62.0 million compared to an estimated fair value of $33.3 million. The aggregate UPB exceeded the fair value by $28.7 million at September 30, 2022. The long-term debt is considered a Level 3 measurement at September 30, 2022 and December 31, 2021.

Derivative assets and liabilities, lending— Derivative assets and liabilities, lending are carried at fair value and are accounted for as free standing derivatives. All derivative financial instruments are recognized on the consolidated balance sheets at fair value with changes in the fair values being reported in current period earnings.  The derivatives include IRLCs with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. The derivatives also include hedging instruments (typically to-be-announced mortgage-backed securities (TBA MBS), forward loan commitments and interest rate swap futures) used to hedge the fair value changes associated with changes in interest rates relating to its mortgage lending originations. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated Pull-through Rate. The anticipated Pull-through Rate is an unobservable input based on historical experience, which results in classification of IRLCs as a Level 3 measurement at September 30, 2022 and December 31, 2021.  The fair value of the Hedging Instruments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, the Hedging Instruments are classified as a Level 2 measurement at September 30, 2022 and December 31, 2021.  The Company also utilizes swap futures to hedge interest rate risk. These instruments are actively traded in a liquid market and classified as Level 1 inputs.

The following table includes information for the derivative assets and liabilities related to lending for the periods presented:

			Total Gains (Losses)		Total Gains (Losses)
	Notional Amount		For the Three Months Ended		For the Nine Months Ended
	September 30,	December 31,	September 30,		September 30,
	2022	2021	2022	2021	2022	2021
Derivative – IRLC's (1)	$28,089	$255,150	$(401)	$1,102	$(3,014)	$(1,911)
Derivative – TBA MBS (1)	5,000	102,000	222	(596)	4,982	2,236
Derivative – Swap Futures (1)	3,300	—	216	—	1,516	—
(1)	Amounts included in (loss) gain on sale of loans, net within the accompanying consolidated statements of operations and comprehensive (loss) earnings.

Nonrecurring Fair Value Measurements

The Company is required to measure certain assets and liabilities at estimated fair value from time to time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10.

The following tables present financial and non-financial assets measured using nonrecurring fair value measurements at September 30, 2022 and 2021, and total (losses) gains for the three and nine months ended September 30, 2022 and 2021, respectively:

	Nonrecurring Fair Value Measurements			Total Losses (1)
	September 30, 2022			For the Three Months Ended	For the Nine Months Ended
	Level 1	Level 2	Level 3	September 30, 2022	September 30, 2022
ROU asset impairment	—	—	7,452	(123)	(123)
(1)	Total losses reflect losses from all nonrecurring measurements during the period.

	Nonrecurring Fair Value Measurements			Total (Losses) Gains (1)
	September 30, 2021			For the Three Months Ended	For the Nine Months Ended
	Level 1	Level 2	Level 3	September 30, 2021	September 30, 2021
REO (2)	$—	$3,364	$—	$(269)	$1,289
(1)	Total (losses) gains reflect (losses) gains from all nonrecurring measurements during the period.
(2)	For the three and nine months ended September 30, 2021, the Company recorded $269 thousand and $1.3 million, respectively, in (losses) gains related to changes in NRV of properties. Losses represent impairment of the NRV attributable to an increase in state specific loss severities on properties held during the period which resulted in a decrease to NRV. Gains represent recovery of the NRV attributable to an improvement in state specific loss severities on properties held during the period which resulted in an increase to NRV.

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

ROU asset impairment—The Company performs reviews of its ROU assets for impairment when evidence exists that the carrying value of an asset may not be recoverable. During the first quarter of 2022, the Company recorded a $123 thousand ROU asset impairment charge related to the sublease of approximately 1,900 square feet of a floor within the Company’s corporate office, reducing the carrying value of the lease asset to its estimated fair value. The impairment charge is included in general, administrative and other expense in the consolidated statements of operations and comprehensive (loss) earnings.  ROU asset was considered a Level 3 fair value measurement at September 30, 2022.

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

For the three and nine months ended September 30, 2022, the Company recorded income tax expense was approximately $7 thousand and $46 thousand, respectively, which was the result of state income taxes from states where the Company does not have net operating loss (NOL) carryforwards or state minimum taxes. For the three and nine months ended September 30, 2021, the Company recorded income tax expense of approximately $21 thousand and $63 thousand, respectively, which was the result of applying 1) the calculated annual effective tax rate (ETR) against the year to date net loss, and 2) the discrete method in jurisdictions where the Company meets an exception to using ETR.  The net deferred tax assets (DTA) were fully reserved for at September 30, 2022, consistent with December 31, 2021.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator for basic (loss) earnings per share:
Net (loss) earnings	$(13,013)	$2,086	$(27,664)	$(7,461)
Less: cumulative non-declared dividends on preferred stock (1)	(390)	(390)	(1,170)	(390)
Net (loss) earnings attributable to common stockholders	$(13,403)	$1,696	$(28,834)	$(7,851)

Numerator for diluted (loss) earnings per share:
Net (loss) earnings	$(13,403)	$1,696	$(28,834)	$(7,851)
Interest expense attributable to convertible notes (2)	—	—	—	—
Net (loss) earnings plus interest expense attributable to convertible notes	$(13,403)	$1,696	$(28,834)	$(7,851)

Denominator for basic (loss) earnings per share (3):
Basic weighted average common shares outstanding during the period	21,523	21,344	21,483	21,327

Denominator for diluted (loss) earnings per share (3):
Basic weighted average common shares outstanding during the period	21,523	21,344	21,483	21,327
Net effect of dilutive convertible notes and warrants (2)	—	—	—	—
Net effect of dilutive stock options, DSU’s, RSA's and RSU's (2)	—	1	—	—
Diluted weighted average common shares	21,523	21,345	21,483	21,327
Net (loss) earnings per common share:
Basic	$(0.62)	$0.08	$(1.34)	$(0.37)
Diluted	$(0.62)	$0.08	$(1.34)	$(0.37)
(1)	Cumulative non-declared dividends in arrears are included beginning July 15, 2021, which was the date the Maryland Court of Appeals affirmed the decision in granting summary judgment in favor of the plaintiffs on the Series B Preferred voting rights (see Note 12. – Equity and Share Based Payments).
(2)	Adjustments to diluted (loss) earnings per share for the three and nine months ended September 30, 2022 and 2021, were excluded from the calculation, as they were anti-dilutive.
(3)	Number of shares presented in thousands.

At September 30, 2022 and 2021, there were 794 thousand and 1.0 million shares, respectively, of stock options, RSUs and DSUs outstanding in the aggregate.  For the three and nine months ended September 30, 2022, there were 698 thousand shares attributable to the Notes that were anti-dilutive.  For the three and nine months ended September 30, 2021, there were 930 thousand shares attributable to the Notes that were anti-dilutive.  Additionally, for the three and nine months ended September 30, 2022 and 2021, there were 213 thousand warrants that were anti-dilutive.

In addition to the potential dilutive effects of stock options, RSAs, RSUs, DSUs, warrants and Notes listed above, the Company also has cumulative undeclared dividends in arrears, as more fully described in Note 12.—Equity and Share Based Payments, Redeemable Preferred Stock. Common and preferred dividends are included in the reconciliation of earnings per share beginning July 15, 2021, which was the date the Maryland Court of Appeals affirmed the decision in granting summary judgment in favor of the plaintiffs on the Series B Preferred voting rights.  On October 20, 2022, the

Company received the requisite stockholder consents on the Series B Preferred and Series C Preferred exchange offers, exchanging all outstanding Series B Preferred and Series C Preferred stock, liquidation preference and cumulative dividends in arrears for common stock, warrants and new Preferred D stock. Cumulative preferred dividends, whether or not declared, are reflected in basic and diluted earnings per share in accordance with ASC 260-10-45-11, despite not being accrued for on the consolidated balance sheets.  For further description of the exchange offers, see Note 12. —Equity and Share Based Payments, Redeemable Preferred Stock.

Note 10.—Segment Reporting

The Company has three primary reporting segments which include mortgage lending, real estate services and long-term mortgage portfolio. Unallocated corporate and other administrative costs, including the costs associated with being a public company, are presented in Corporate and other.

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Three Months Ended September 30, 2022:	Lending	Services	Portfolio	and other	Consolidated
Loss on sale of loans, net	$(682)	$—	$—	$—	$(682)
Servicing income, net	32	—	—	—	32
Gain on mortgage servicing rights, net	196	—	—	—	196
Real estate services fees, net	—	290	—	—	290
Other revenue (expense)	3	—	29	(29)	3
Other operating expense	(6,214)	(339)	(69)	(4,454)	(11,076)
Other income (expense)	312	—	(1,677)	(404)	(1,769)
Net loss before income tax expense	$(6,353)	$(49)	$(1,717)	$(4,887)	(13,006)
Income tax expense					7
Net loss					$(13,013)

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Three Months Ended September 30, 2021:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$19,608	$—	$—	$—	$19,608
Servicing expenses, net	(124)	—	—	—	(124)
Gain on mortgage servicing rights, net	101	—	—	—	101
Real estate services fees, net	—	244	—	—	244
Other revenue (expense)	—	—	24	(35)	(11)
Other operating expense	(15,082)	(359)	(242)	(4,114)	(19,797)
Other income (expense)	46	—	2,506	(466)	2,086
Net earnings (loss) before income tax expense	$4,549	$(115)	$2,288	$(4,615)	$2,107
Income tax expense					21
Net earnings					$2,086

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Nine Months Ended September 30, 2022:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$5,452	$—	$—	$—	$5,452
Servicing income, net	27	—	—	—	27
Gain on mortgage servicing rights, net	351	—	—	—	351
Real estate services fees, net	—	732	—	—	732
Other revenue	7	—	72	883	962
Other operating expense	(30,093)	(1,056)	(211)	(13,738)	(45,098)
Other income (expense)	961	—	10,283	(1,288)	9,956
Net (loss) earnings before income tax expense	$(23,295)	$(324)	$10,144	$(14,143)	(27,618)
Income tax expense					46
Net loss					$(27,664)

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Nine Months Ended September 30, 2021:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$50,432	$—	$—	$—	$50,432
Servicing expense, net	(393)	—	—	—	(393)
Gain on mortgage servicing rights, net	102	—	—	—	102
Real estate services fees, net	—	932	—	—	932
Other revenue	24	—	92	192	308
Other operating expense	(46,598)	(1,083)	(498)	(12,532)	(60,711)
Other (expense) income	(153)	—	3,474	(1,389)	1,932
Net earnings (loss) before income tax expense	$3,414	$(151)	$3,068	$(13,729)	$(7,398)
Income tax expense					63
Net loss					$(7,461)

	Mortgage	Real Estate	Long-term	Corporate
Balance Sheet Items as of:	Lending	Services	Portfolio	and other	Consolidated
Total Assets at September 30, 2022 (1)	$68,385	$502	$43	$24,655	$93,585
Total Assets at December 31, 2021 (1)	$351,173	$502	$1,642,871	$28,225	$2,022,771
(1)	All segment asset balances exclude intercompany balances.

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

On December 7, 2011, a purported class action was filed in the Circuit Court of Baltimore City (Circuit Court) entitled Timm, et al v. Impac Mortgage Holdings, Inc., et al. (Maryland Action) on behalf of holders of the Company’s 9.375% Series B Cumulative Redeemable Preferred Stock (Series B Preferred) and 9.125% Series C Cumulative Redeemable Preferred Stock (Series C Preferred) who did not tender their stock in connection with the Company’s 2009 Offer to Purchase and Consent Solicitation (2009 Offer), including that the Company failed to achieve the requisite number of votes to amend the 2004 Series B Articles Supplementary, that the consents of the holders of Series B Preferred and Series C Preferred stock to amend the 2004 Series B Articles Supplementary and 2004 Series C Articles Supplementary (together, the 2004 Articles Supplementary) were not effective, and that the Company’s Board of Directors breached their fiduciary duties by recommending and approving the 2009 Offer.

The Maryland Action sought a judicial declaration that the Article Amendments related to the 2009 Offer (the 2009 Article Amendments) were ineffective, reinstatement of cumulative dividends on the Series B Preferred and Series C Preferred, payment of additional dividends that would have been required if the 2004 Articles Supplementary had remained in effect after June 29, 2009 (due to the Company’s purchase of certain Preferred Stock before year end 2009), the election of two directors by the holders of Series B Preferred and Series C Preferred stock, punitive damages and legal expenses.

In 2013, the Company and the individual defendants in the Maryland Action prevailed on a motion to dismiss all claims, except the claim that the Company had failed to receive the requisite number of votes to amend the 2004 Series B Articles Supplementary and related remedies. All claims made on behalf of the holders of Series C Preferred and all claims against individual defendants were dismissed. The case proceeded to discovery and cross-motions for summary judgment on the remaining primary dispute as to whether the 2004 Series B Articles Supplementary required the approval of the holders of two-thirds (2/3rds) of the Series B Preferred, voting as a separate class, in order to make the 2009 Article Amendments to the 2004 Series B Articles Supplementary, which was the plaintiff’s position, or required the approval of the holders of two-thirds (2/3rds) of the Series C Preferred and Series C Preferred, voting together as a single class, which was the Company’s position.

The Circuit Court entered a Judgment Order (Judgment Order) on July 16, 2018 (amended on July 24, 2018), whereby it entered a partial final judgment: (1) in favor of the Company and all other defendants on all claims on behalf of the holders of Series C Preferred and all claims against all individual defendants, thereby affirming the validity of the 2009 Article Amendments to the 2004 Series C Articles Supplementary; (2) declaring its interpretation of the voting provision language in the 2004 Series B Articles Supplementary to mean that consent of the holders of two-thirds (2/3rds) of the Series B Preferred, voting as a separate class, was required to approve and amend the 2009 Article Amendments to the 2004 Series B Articles Supplementary, which was not obtained, thus rendering the amendments invalid and leaving the 2004 Series B Articles Supplementary continuously in effect; (3) ordering the Company to hold a special election within sixty (60) days for the holders of Series B Preferred to elect two directors to the Board of Directors pursuant to the 2004 Series B Articles Supplementary (who would remain on the Board until all accumulated dividends on the Series B Preferred stock have been paid or set aside for payment); and (4) declaring that the Company is required to pay three quarters of dividends on the Series B Preferred under the 2004 Series B Articles Supplementary (approximately $1.2 million), but did not order the Company to make any payment at that time (the 2009 Dividend Amount), however the amount was accrued by the Company.  The Circuit Court declined to certify any class pending the outcome of appeals and certified its partial Judgment Order for immediate appeal.

The Company appealed from the Judgment Order and one co-Plaintiff cross-appealed to the Court of Special Appeals (CSA).  After briefing and argument, the CSA issued an opinion on April 1, 2020, affirming the Circuit Court’s judgments. Specifically, the CSA affirmed judgment in favor of the Company and other defendants on all claims involving Series C Preferred and affirmed judgment in favor of plaintiffs on the Series B Preferred voting rights interpretation, finding that the voting rights language in the 2004 Series B Articles Supplementary required consent of the holders of two-thirds (2/3rds) of the Series B Preferred, voting as a separate class, to amend the 2004 Series B Articles Supplementary in 2009.

The Company filed a petition for a writ of certiorari to the Maryland Court of Appeals (Court of Appeals) seeking review of the voting rights decision, which was granted. Neither of the two co-Plaintiffs sought further review. The Court of Appeals issued its decision on July 15, 2021, affirming the decisions of the Circuit Court and the Court of Special

Appeals granting summary judgment in favor of the plaintiffs on the Series B Preferred voting rights language interpretation. Accordingly, the 2009 Article Amendments to the 2004 Series B Articles Supplementary were not validly adopted and the 2004 Series B Articles Supplementary remained in effect.

On August 17, 2021, the Court of Appeals issued its mandate returning the case to the Circuit Court for final proceedings on certain open issues, discussed below.  On October 25, 2021, the case was assigned to a judge of the Circuit Court to oversee final disposition of outstanding issues.

On remand, the Circuit Court directed the parties to submit briefs on any outstanding issues. The two co-Plaintiffs filed motions taking differing positions regarding certification of a Series B Preferred (the Class), appointment of a Class representative and Class counsel, notice to the Class regarding payment of the 2009 Dividend Amount and any award of attorney’s fees to Plaintiffs’ counsel from future dividends. After a hearing on February 18, 2022, the Circuit Court took all such matters under submission.

On July 22, 2022, the Circuit Court issued an Order Certifying Class and Providing for Class Notice and Final Hearing, accompanied by a Memorandum Opinion explaining the Circuit Court’s rulings on the matters under submission. The Circuit Court denied plaintiff Curtis Timm’s Motion for Class Certification and Other Relief and granted plaintiff Camac Fund LP’s Motion to Certify Class, Appoint Class Representative and Lead Counsel, Preliminarily Determine Right to Receive Dividends, and Set Final Judgment Hearing.  The Circuit Court certified a non-opt out class of owners of Series B Preferred stock from the close of the tender offer on June 29, 2009 to the date of the class certification order, appointed plaintiff Camac Fund as Lead Class Plaintiff and its counsel, Tydings & Rosenberg LLP, as Lead Class Counsel, ordered the co-plaintiffs to file any petitions for award of attorneys’ fees and expenses or other form of monetary award no later than August 12, 2022, and directed Impac to provide shareholder information to the parties’ class notice administrator by August 12, 2022.

In addition, the Circuit Court made a preliminary determination that the 2009 Dividend Amount should be paid to current Series B Preferred stockholders, as of a record date to be established. The Circuit Court stated that it anticipated entering final injunctive relief, prior to a final class hearing date, directing the Company to declare a record date for payment to then current Series B Preferred stockholders of the dividends previously determined to be due for three quarters in 2009 and to deposit such funds in escrow until after the proper recipients of the funds are determined following the final hearing.

The Circuit Court held a further conference on July 27, 2022, during which the parties discussed proposed revisions to the Class definition to include all Series B Preferred stockholders through the date of finality of final orders to be issued in the case, the method for the establishing a record date for the Company’s satisfaction of its obligations to distribute the adjudicated amount of the 2009 Dividend Amount, the final hearing date and other matters. On August 8, 2022, the Circuit Court issued an Amended Class Certification Order, which amends the definition of the class to include all Series B Preferred stockholders through the date of finality of final orders to be issued in the case, directs the Company to establish a record date of August 15, 2022 for distribution of the 2009 Dividend Amount in the amount of $1.2 million, and to pay that amount into the registry of the Circuit Court no later than August 19, 2022, to be held pending final resolution of all issues and final determination by the Court of the appropriate distribution of those funds. The Company deposited the funds on August 18, 2022. The Amended Class Certification Order states that the Company shall have no further right or obligation with respect to the funds deposited in the registry, except as necessary to effectual the final determination of the Court. The Company can take no action with respect to the 2009 Dividend Amount until the Circuit Court makes further orders.

On August 12, 2022, Class Representative Camac and Lead Class Counsel filed an application for an award of attorney’s fees, expenses and an incentive award, and plaintiff Timm filed an application for an award of incentive award and expenses, in each case to be paid from benefits that members of the Series B Preferred class receive as a result of the Maryland Action, including but not limited to a portion of the 2009 Dividend Amount on deposit in the registry of the Circuit Court, and future dividends or, if the Exchange Offer (as described elsewhere in this document) closes, cash or stock to be received by Series B Preferred stockholders pursuant to the Exchange Offer and subsequent redemption. On August 25, 2022, the Circuit Court issued a further Order directing Impac to segregate cash funds and/or stock that otherwise would be paid to the Series B Preferred stockholders in the Exchange Offer and subsequent redemption within five (5) business days after closing of the Exchange Offer, either by depositing cash to Court’s registry or by transferring stock to the custody of a third party custodian or escrow holder, as the case may be. The August 25, 2022 Order provides that upon such deposit or transfer, the Company shall have no further right or obligation with respect to the disposition of such cash or stock, except to pay the costs associated with such deposit or escrow and subsequent distributions as may be ordered by the Court in its final determination following the December 5, 2022 final class hearing in the Maryland Action.  The Exchange Offer was approved and closed with respect to tendered shares on October 26, 2022, and the Company deposited the required stock with a third party pursuant to the August 25, 2022 Order.

On August 29, 2022, the Circuit Court issued an order approving the form and substance of the notice by which the Company and the class notice administrator are required to give notice to the Series B class of the final hearing date of December 5, 2022, and the opportunity to file objections to the proposed final injunctive relief and to the applications for awards of attorney’s fees, expenses and incentives. On dates between September 7 through September 19, the Company and the notice administrator provided the notice required by the August 29, 2022 order.

McNair v Impac Mortgage Corp.

On September 18, 2018, a purported class action was filed in the Superior Court of California, Orange County, entitled McNair v. Impac Mortgage Corp. dba CashCall Mortgage. The plaintiff contends the defendant did not pay the plaintiff and purported class members overtime compensation, provide required meal and rest breaks, or provide accurate wage statements. The action seeks damages, restitution, penalties, interest, attorney’s fees, and all other appropriate injunctive, declaratory, and equitable relief. On March 8, 2019, a First Amended Complaint was filed, which added a claim alleging PAGA violations. On March 12, 2019, the parties filed a stipulation with the court stating (1) the plaintiff’s individual claims should be arbitrated pursuant to the parties’ arbitration agreement, (2) the class claims should be struck from the First Amended Complaint, and (3) the plaintiff will proceed solely with regard to her PAGA claims. This case was consolidated with the Batres v. Impac Mortgage Corp. dba CashCall Mortgage case discussed below with a rescheduled trial date of January 18, 2022.  On October 28, 2021, the Company entered into a settlement agreement, which was amended and restated on February 17, 2022.  On March 14, 2022, the court issued an order granting preliminary approval of the settlement. On October 4, 2022, the court issued an order, subsequently revised on October 19, 2022, granting final approval of the class action settlement and entering judgment, which was previously accrued for in the third quarter of 2021.

Batres v. Impac Mortgage Corp.

On December 27, 2018, a purported class action was filed in the Superior Court of California, Orange County, entitled Batres v. Impac Mortgage Corp. dba CashCall Mortgage. The plaintiff contends the defendant did not pay the plaintiff and purported class members overtime compensation, provide required meal and rest breaks, or provide accurate wage statements. The action seeks damages, restitution, penalties, interest, attorney’s fees, and all other appropriate injunctive, declaratory, and equitable relief.  On March 14, 2019, the plaintiff filed an amended complaint alleging only PAGA violations and seeking penalties, attorneys’ fees, and such other appropriate relief.  This case was consolidated with the McNair v. Impac Mortgage Corp. dba CashCall Mortgage discussed above with a rescheduled trial date of January 18, 2022.  On October 28, 2021, the Company entered into a settlement agreement, which was amended and restated on February 17, 2022.   On March 14, 2022, the court issued an order granting preliminary approval of the settlement.  On October 4, 2022, the court issued an order, subsequently revised on October 19, 2022, granting final approval of the class action settlement and entering judgment, which was previously accrued for in the third quarter of 2021.

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

CrossCountry Mortgage, LLC v Impac Mortgage Holdings, Inc. and Impac Mortgage Corp.

On August 4, 2022, a complaint was filed in the United States District Court for the Northern District of Ohio – Eastern Division by CrossCountry Mortgage, LLC (Plaintiff) against the Company and its wholly-owned subsidiary Impac Mortgage Corp. dba CashCall Mortgage (IMC). The Plaintiff alleges infringement of Plaintiff’s federally-registered trademark, unfair competition and false designation of origin and for substantial and related claims of deceptive trade practice under the statutory and common laws of the State of Ohio. Plaintiff is seeking injunctive and monetary relief.  The Company and IMC were served with the complaint on August 8, 2022, and filed an answer on September 29, 2022. The Company and IMC believe the claims are without merit and the Company intends to defend itself vigorously.

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

The following table summarizes the repurchase reserve activity, within other liabilities on the consolidated balance sheets, related to previously sold loans as of and for the nine months ended September 30, 2022 and year ended December 31, 2021:

	September 30,	December 31,
	2022	2021
Beginning balance	$4,744	$7,054
Provision for repurchases (1)	2,963	111
Settlements	(1,517)	(2,421)
Total repurchase reserve	$6,190	$4,744
(1)	The provision for repurchases is included in (loss) gain on sale of loans, net in the accompanying consolidated statements of operations and comprehensive (loss) earnings.

Corporate-owned Life Insurance Trusts

During the first quarter of 2020, there was a triggering event that caused the Company to reevaluate the consolidation of certain corporate-owned life insurance trusts. As a result, the Company has consolidated life insurance trusts for three former executive officers. The corporate-owned life insurance contracts are recorded at cash surrender value, which is provided by a third party and held within trusts.  At September 30, 2022, the cash surrender value of the policies was $11.6 million and were recorded within other assets on the consolidated balance sheets. At September 30, 2022, the liability associated with the corporate-owned life insurance trusts was $13.4 million and is recorded in other liabilities on the consolidated balance sheets.

	At September 30, 2022
Corporate-owned life insurance trusts:	Trust #1	Trust #2	Trust #3	Total
Corporate-owned life insurance cash surrender value	$5,330	$4,134	$2,184	$11,648
Corporate-owned life insurance liability	6,189	4,852	2,364	13,405
Corporate-owned life insurance shortfall (1)	$(859)	$(718)	$(180)	$(1,757)
(1)	The initial $1.3 million of shortfall was recorded as a change in retained deficit at the time of the consolidation of the trusts in 2020. The additional shortfall was recognized in the accompanying consolidated statements of operations and comprehensive (loss) earnings.

Commitments to Extend Credit

The Company enters into IRLCs with prospective borrowers whereby the Company commits to lend a certain loan amount under specific terms and interest rates to the borrower. These loan commitments are treated as derivatives and are carried at fair value. See Note 7. — Fair Value of Financial Instruments for more information.

Note 12.—Equity and Share Based Payments

Redeemable Preferred Stock

As discussed within Note 11.—Commitments and Contingencies, on July 15, 2021, the Maryland Court of Appeals issued its decision affirming the decisions of the Maryland Circuit Court (the Circuit Court) and the Court of Special Appeals granting summary judgment in favor of the plaintiffs on the Series B Preferred voting rights language interpretation. Accordingly, the 2009 Article Amendments to the 2004 Series B Articles Supplementary were not validly adopted and the 2004 Series B Articles Supplementary remained in effect.

As a result, as of September 30, 2022, the Company has cumulative undeclared dividends in arrears of approximately $20.3 million, or approximately $30.47 per outstanding share of Series B Preferred, thereby increasing the liquidation value to approximately $55.47 per share. Additionally, every quarter the cumulative undeclared dividends in arrears will increase by $0.5859 per Series B Preferred share, or approximately $390 thousand. The accrued and unpaid dividends on the Series B Preferred are payable only upon declaration by the Board of Directors, and the liquidation preference, inclusive of Series B Preferred cumulative undeclared dividends in arrears, is only payable upon voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs.  In addition, the Company is required to pay an amount equal to three quarters of dividends on the Series B Preferred stock under the 2004 Series B Preferred Articles Supplementary (approximately $1.2 million, which had been previously accrued for (such amount, the 2009 Dividend Amount) to Series B Preferred shareholders as of August 15, 2022, into the registry of the Circuit Court no later than August 19, 2022, to be held pending final resolution of all issues and final determination by the Circuit Court of the appropriate distribution of those funds. The Company deposited the 2009 Dividend Amount on August 18, 2022.

At September 30, 2022, the Company had $72.0 million in outstanding liquidation preference of series B Preferred and Series C Preferred stock (including cumulative unpaid dividends in the case of the Series B Preferred  stock). The holders of each series of Preferred Stock, which carry limited voting rights and are redeemable at the option of the Company, retain the right to a $25.00 per share liquidation preference (plus cumulative unpaid dividends in the case of the Series B Preferred stock) in the event of a liquidation of the Company and the right to receive dividends on the Preferred Stock if any such dividends are declared (and, in the case of the Series B Preferred stock, before any dividends or other distributions are made to holders of junior stock, including the Company’s common stock). However as further discussed below, holders of Preferred B stock and Preferred C stock in connection with the Exchange Offers and the Redemption will only receive the applicable consideration payable therein and are not entitled to any other payment with respect to the liquidation preference of, or any accrued and unpaid dividends on, any shares of Preferred Stock, other than the rights of holders of Preferred B stock to receive the 2009 Dividend Amount, based upon final determinations as to entitlement to such amounts by the Circuit Court.

Common and preferred dividends are included in the reconciliation of earnings per share beginning July 15, 2021, which was the date the Maryland Court of Appeals affirmed the decision in granting summary judgment in favor of the plaintiffs on the Series B Preferred voting rights.  Cumulative preferred dividends, whether or not declared, are reflected in basic and diluted earnings per share in accordance with FASB ASC 260-10-45-11, despite not being accrued for on the consolidated balance sheets.

On September 14, 2022, the Company commenced exchange offers (the Exchange Offers) and a consent solicitation for its outstanding shares of Series B Preferred stock and Series C Preferred stock. On October 20, 2022 (the Expiration Date), the exchange offers and consent solicitation expired with approximately 69% of the Series B Preferred  stock and approximately 67% of the Series C Preferred stock tendering their shares and voting in favor of certain amendments to the Company’s charter as discussed in further detail below. Holders of series B Preferred are entitled to receive (the Series B Consideration), for each share of Series B Preferred tendered, (i) 13.33 shares of newly issued common stock and (ii) thirty (30) shares of newly issued 8.25% Series D Cumulative Redeemable Preferred Stock (Preferred D stock).  Holders of Series C Preferred are entitled to receive (the Series C Consideration), for each share of Preferred C tendered, (i) 1.25 shares of newly issued common stock, (ii) 1.5 warrants to purchase an equal number of shares of common stock at an exercise price of $5.00 per share and (iii) one (1) share of Preferred D stock. In connection with the closing of the Exchange Offers, the Company issued on October 26, 2022, a total of 7,330,319 shares of newly issued common stock, 14,773,811 shares of Preferred D stock and 1,425,695 warrants to purchase an equal number of shares of common stock.

Concurrently with the Exchange Offers, the Company received the requisite consent from the requisite holders of each of its outstanding Series B Preferred stock and its outstanding Series C Preferred stock to amend its charter to (i) make all shares of Series B Preferred stock that remain outstanding after the closing of the Exchange Offers redeemable for the same consideration as the Series B Consideration and (ii) make all shares of Series C Preferred stock that remain outstanding after the closing of the Exchange Offers redeemable for the same consideration as the Series C Consideration. On October 27, 2022, the Company provided notice to holders of Series B Preferred stock and Series C Preferred stock that such shares will be redeemed (the Redemption) on November 15, 2022 after which holders of Series B Preferred stock and Series C Preferred stock will only be entitled to receive the Series B Consideration and the Series C Consideration, as the case may be.  In connection with the Redemption, the Company anticipates issuing approximately 3,298,439 shares of newly issued common stock, 6,599,035 shares of Preferred D stock and 681,923 warrants to purchase an equal number of shares of common stock.

All holders of Series B Preferred stock and Series C Preferred stock in connection with the Exchange Offers and the Redemption will only receive the applicable consideration payable therein and are not entitled to any other payment with respect to the liquidation preference of, or any accrued and unpaid dividends on, any shares of Series B or C Preferred Stock (whether or not such dividends have accumulated and whether or not such dividends accrued before or after completion of the Exchange Offers), other than the rights of holders of Series B Preferred stock to receive the 2009 Dividend Amount, based upon final determinations as to entitlement to such amounts by the Circuit Court.

In addition, on August 25, 2022, the Circuit Court issued an Order to Segregate Funds and/or Stock (Segregation Order), directing the Company, if the Exchange Offer for the Series B Preferred stock is completed prior to December 5, 2022, to deposit 13,311,840 shares of Preferred D stock, plus, in either event, 4,437,280 shares of newly issued common stock (collectively, the Series B Common Fund) in the custody of a third party custodian or escrow agent approved by class counsel. Allocation of this Series B Common Fund will be made by Circuit Court upon final disposition of the certain plaintiff award motions (the Plaintiff Series B Award Motions), which will include disposition of any excess funds not awarded to the plaintiffs and plaintiffs’ counsel. Once deposited, the Company will have no further right or obligation with respect to the Plaintiff Series B Common Fund, except as necessary to carry out the final orders of the Circuit Court. The Plaintiff Series B Award Motions seek awards out of the Series B Consideration in excess of the amount of the Series B Common Fund. If all Plaintiff Series B Award Motions are granted by the Circuit Court in full, after notice to class members in the manner approved by the Circuit Court and opportunity to object before a final hearing, no amounts will remain from the Series B Common Fund for distribution to former holders of Series B Preferred Stock. Holders of Series B Preferred Stock who participate in the Exchange Offer or whose shares are redeemed pursuant to the Special Redemption will only receive any amounts from the Series B Common Fund if and to the extent that the Circuit Court determines to reduce the amounts requested in the Plaintiff Series B Award Motions, and then only if they held shares of Series B Preferred Stock as of the Expiration Date or such other date determined by the Circuit Court. Distribution of the portion, if any, that may remain from the Series B Common Fund after final decision on the Plaintiff Series B Award Motions is subject compliance with all applicable law.

The Preferred D stock (w) ranks senior to the Series B Preferred stock and Series C Preferred stock as to dividends and upon liquidation; (x) is non-participating, and bears a cumulative cash dividend from and including the original issue date at a fixed rate equal to 8.25% per annum (equivalent to a fixed annual amount of $.00825 per share of the Preferred D stock); (y) bears an initial liquidation preference of $0.10 per share and (z) is mandatorily redeemable by the Company for cash at a redemption price of $0.10 per share, plus any accrued and unpaid dividends (whether or not declared) on (A) the 60th day, or such earlier date as the Company may fix, after the date of any public announcement by the Company of annual or quarterly financial statements that indicate that payment of the redemption price would not cause the Company to violate the restrictions on payment of distributions to stockholders under section 2-311 of the Maryland General Corporation Law (the MGCL) unless, before such redemption date, the Company’s Board of Directors determines in good faith that the payment by the Company of the redemption price for the Preferred D stock and for any stock ranking on parity with the Preferred D stock with respect to redemption and which have become redeemable as of the applicable redemption date would cause the Company to violate the Cash Consideration Restrictions, as defined below, or (B) any date the Company fixes not more than sixty (60) days after any determination by the Board of Directors (which the Board, or a committee thereof, is obligated to undertake after the release of annual and quarterly financial statements and upon any capital raise) in good faith that the payment by the Company of the redemption price for the Preferred D stock and any stock ranking on parity with the Preferred D stock with respect to redemption rights that have become redeemable as of such redemption date would not cause the Company to violate the Cash Consideration Restrictions. A violation of the “Cash Consideration Restrictions” will occur if the occurrence of an action would cause (i) the Company to violate the restrictions on payment of distributions to stockholders under section 2-311 of the MGCL, (ii) any material breach of or default under the terms and conditions of any obligation of the Company, including any agreement relating to its indebtedness, or (iii) the Company to violate any restriction or prohibition of any law rule or regulation applicable to the Company or of any order, judgment or decree of any court or administrative agency.

As a result of receiving the requisite stockholder consents on the Exchange Offers on October 20, 2022 and following completion of the redemption, the aggregate cumulative undeclared dividends in arrears of approximately $20.3 million, or approximately $30.47 per outstanding share of Series B Preferred, outstanding at September 30, 2022, will be exchanged and will no longer be considered in the earnings per share calculation. In the event the Company is not able to satisfy the new dividend payment as a result of the aforementioned Cash Consideration Restrictions or does not otherwise declare and pay the 8.25% dividend on the Preferred D Stock, every quarter the cumulative undeclared dividends in arrears will accumulate by approximately $0.0021 per Preferred D share, or approximately $72 thousand, increasing the new Preferred D liquidation preference.

Share Based Payments

The following table summarizes activity, pricing and other information for the Company’s stock options for the nine months ended September 30, 2022:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding at the beginning of the year	570,228	$7.89
Options granted	—	—
Options exercised	—	—
Options forfeited/cancelled	(20,000)	3.34
Options outstanding at the end of the period	550,228	8.06
Options exercisable at the end of the period	515,540	$8.38

As of September 30, 2022, there was approximately $44 thousand of total unrecognized compensation cost related to stock option compensation arrangements granted under the plan, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 1.4 years.

The following table summarizes activity, pricing and other information for the Company’s RSU’s for the nine months ended September 30, 2022:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
RSUs outstanding at beginning of the year	397,829	$4.11
RSUs granted	—	—
RSUs issued (converted)	(153,251)	4.32
RSUs forfeited/cancelled	(18,333)	3.85
RSUs outstanding at end of the period	226,245	$3.99

As of September 30, 2022, there was approximately $466 thousand of total unrecognized compensation cost related to the RSU compensation arrangements granted under the plan. That cost is expected to be recognized over the remaining weighted average period of 1.1 years.

The following table summarizes activity, pricing and other information for the Company’s DSU’s for the nine months ended September 30, 2022:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
DSUs outstanding at the beginning of the year	54,500	$6.61
DSUs granted	—	—
DSUs issued (converted)	(15,000)	3.75
DSUs forfeited/cancelled	—	—
DSUs outstanding at the end of the period	39,500	$7.70

As of September 30, 2022, there was no unrecognized compensation cost related to the DSU compensation arrangements granted under the plan.

Note 13.—Subsequent Events

On October 20, 2022, the Company received the requisite stockholder consents on the Series B Preferred and Series C Preferred exchange offers, exchanging all participating outstanding Series B Preferred stock and Series C Preferred stock, liquidation preference and cumulative dividends in arrears for common stock, warrants and new Preferred D stock.  On October 26, 2022, the Company provided notice to the remaining holders of Series B Preferred stock and Series C Preferred stock of the subsequent redemption of such stock on November 15, 2022.  For further description of the exchange offers, see Note 12. —Equity and Share Based Payments, Redeemable Preferred Stock.

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

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “likely,” “projected,” “should,” “could,” “seem to,” “anticipate,” “plan,” “intend,” “project,” “assume,” or similar terms or variations on those terms or the negative of those terms. The forward-looking statements are based on current management expectations. Actual results may differ materially as a result of several factors, including, but not limited to the following: ongoing impact on the U.S. economy and financial markets due to the outbreak of the novel coronavirus, and any adverse impact or disruption to the Company’s operations; rising interest rates and rates of inflation and the related effects on consumers and credit markets; unemployment rates; successful development, marketing, sale and financing of new and existing financial products, ability to successfully re-engage in lending activities; interest rate levels; inability to successfully reduce prepayment on our mortgage loans; ability to successfully diversify our loan products; decrease in our mortgage servicing portfolio or its market value; ability to increase our market share and geographic footprint in the various residential mortgage businesses; ability to manage and sell MSRs as needed; ability to successfully sell loans to third-party investors; volatility in the mortgage industry; unexpected interest rate fluctuations and margin compression; our ability to manage personnel expenses in relation to mortgage production levels; our ability to successfully use warehousing capacity and satisfy financial covenants; our ability to regain compliance with the listing requirements of the NYSE American for our common stock; increased competition in the mortgage lending industry by larger or more efficient companies; issues and system risks related to our technology including cyber risk and data security risk; ability to successfully create cost and product efficiencies through new technology; more than expected increases in default rates or loss severities and mortgage related losses; ability to obtain additional financing and raise additional capital, through lending and repurchase facilities, debt or equity funding, strategic relationships or otherwise; the terms of any financing, whether debt or equity, that we do obtain and our expected use of proceeds from any financing; increase in loan repurchase requests and ability to adequately settle repurchase obligations; failure to create brand awareness; the outcome, including any settlements, of litigation or regulatory actions pending against us or other legal contingencies; and our compliance with applicable local, state and federal laws and regulations and other general market and economic conditions.

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

The Mortgage Industry and Discussion of Relevant Fiscal Periods

The third quarter of 2022 saw trends which began in the fourth quarter of 2021, accelerate with a dramatic rise in forward interest rates and a widening of credit spreads.  Due to significant inflationary pressures, the U.S. Federal Reserve raised the federal funds rate by 300 basis points through September 2022, representing the fastest pace of credit tightening since the 1980’s, and is expected to continue to raise interest rates into 2023 as well as reduce the federal government’s overall portfolio of Treasury and mortgage-backed securities.  As a result, the Mortgage Bankers Association is forecasting mortgage originations to decline 49% in 2022 to $2.26 trillion and declining an additional 9% in 2023 to $2.05 trillion.  Refinance volumes are forecasted to decline 74% in 2022 to $0.7 trillion and an additional 24% in 2023 to $0.5 trillion.  The sharp decline in originations reflects the intense pressure on mortgage originations due to the dramatic collapse of the mortgage refinance market and the weakening mortgage purchase market, which has suffered from a lack of housing inventory and increasing affordability issues.  We expect the housing inventory, affordability and intense competition in the mortgage market to continue to put pressure on originations, gain on sale margins and profitability going forward.  We have and expect to continue to reduce business expenses to align with the lower projected originations for the foreseeable future.

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

Selected Financial Results

	For the Three Months Ended			For the Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(in thousands, except per share data)	2022	2022	2021	2022	2021
Revenues:
Real estate services fees, net	$290	$257	$244	$732	$932
Gain on mortgage servicing rights, net	196	45	101	351	102
Servicing fees (expense), net	32	7	(124)	27	(393)
(Loss) gain on sale of loans, net	(682)	179	19,608	5,452	50,432
Other	3	7	(11)	962	308
Total (expense) revenues, net	(161)	495	19,818	7,524	51,381
Expenses:
Personnel expense	5,701	8,024	12,685	25,646	39,574
General, administrative and other	4,830	5,323	4,927	15,287	15,991
Business promotion	545	1,319	2,185	4,165	5,146
Total expenses	11,076	14,666	19,797	45,098	60,711
Operating (loss) earnings:	(11,237)	(14,171)	21	(37,574)	(9,330)
Other (expense) income:
Net interest (expense) income	(1,334)	(1,260)	777	(2,479)	1,996
Change in fair value of long-term debt	(435)	1,980	(1,803)	3,187	638
Change in fair value of net trust assets	—	—	3,112	9,248	(702)
Total other (expense) income, net	(1,769)	720	2,086	9,956	1,932
(Loss) earnings before income taxes	(13,006)	(13,451)	2,107	(27,618)	(7,398)
Income tax expense	7	16	21	46	63
Net (loss) earnings	$(13,013)	$(13,467)	$2,086	$(27,664)	$(7,461)
Other comprehensive (loss) earnings:
Change in fair value of instrument specific credit risk	3,347	10,037	631	11,115	(1,574)
Total comprehensive (loss) earnings	$(9,666)	$(3,430)	$2,717	$(16,549)	$(9,035)

Diluted weighted average common shares	21,523	21,509	21,345	21,483	21,327
Diluted (loss) earnings per share	$(0.62)	$(0.64)	$0.08	$(1.34)	$(0.37)

Status of Operations

Key Metrics – Third quarter 2022

●	At September 30, 2022, unrestricted cash was $44.0 million as compared to $29.6 million at December 31, 2021.
●	For the three months ended September 30, 2022, total originations were $62.0 million as compared to $128.1 million for the three months ended June 30, 2022 and $682.6 million for the three months ended September 30, 2021.

●	For the three months ended September 30, 2022, non-qualified mortgage (NonQM) origination volumes were $49.6 million as compared to $80.2 million for the three months ended June 30, 2022 and $186.2 million for the three months ended September 30, 2021.

●	(Loss) gain on sale of loans, net was $(682) thousand for the three months ended September 30, 2022 as compared to $179 thousand for the three months ended June 30, 2022 and $19.6 million for the three months ended September 30, 2021.

●	Operating expenses (personnel, business promotion and general, administrative and other) for the three months ended September 30, 2022, decreased to $11.1 million from $14.7 million for the three months ended June 30, 2022, and $19.8 million for the three months ended September 30, 2021.

●	On October 20, 2022, we received the requisite stockholder consents on the Series B Preferred and Series C Preferred exchange offers, allowing us to exchange all outstanding Series B Preferred stock and Series C Preferred stock participating in the exchange offers and subsequently redeem all remaining outstanding Series B Preferred and Series C Preferred stock, liquidation preference and cumulative dividends in arrears for common stock, warrants and new Preferred D stock. See Liquidity and Capital Resources below, for a description of the exchange offers.

For the three months ended September 30, 2022, we reported a net loss of $13.0 million, or $0.62 per diluted common share, as compared to a net earnings of $2.1 million, or $0.08 per diluted common share, for the three months ended September 30, 2021.  For the three months ended September 30, 2022, adjusted loss before tax (as defined below in Non-GAAP Financial Measures) was $12.6 million, or $0.59 per diluted common share, as compared to an adjusted earnings before tax of $810 thousand, or $0.04 per diluted common share, for the three months ended September 30, 2021.

For the nine months ended September 30, 2022, we reported a net loss of $27.7 million, or $1.34 per diluted common share, as compared to a net loss of $7.5 million, or $0.37 per diluted common share, for the nine months ended September 30, 2021.  For the nine months ended September 30, 2022, adjusted loss before tax (as defined below in Non-GAAP Financial Measures) was $41.0 million, or $1.91 per diluted common share, as compared to an adjusted loss before tax of $6.5 million, or $0.31 per diluted common share, for the nine months ended September 30, 2021.

Net (loss) earnings for the three months ended September 30, 2022, was a loss of $13.0 million as compared to earnings of $2.1 million for the three months ended September 30, 2021.  The quarter over quarter increase in net loss was primarily due to a $20.3 million decrease in gain on sale of loans, net, coupled with a $3.9 million decrease in other income, partially offset by an $8.7 million decrease in operating expenses.  The sharp and unexpected decline in gain on sale of loans, net reflects the intense pressure on mortgage originations due to the dramatic collapse of the mortgage refinance market and the weakening mortgage purchase market, which has suffered from a lack of housing inventory and significant increase in mortgage interest rates resulting in customer affordability issues. As previously discussed, the increase in interest rates which began in the fourth quarter of 2021, caused a significant increase in credit spreads, which accelerated into the third quarter of 2022, resulting in a substantial over supply of low coupon originations causing a severe decline in margins and diminishing capital market distribution exits for originators reliant upon an aggregation execution model.  To mitigate the risks associated with reduced distribution exits and extended settlement timelines, we began to pull back on production, significantly increasing the pricing on our loan products as well as completely shifting to best-efforts delivery for non-agency production in the first quarter of 2022.  As a result, origination volumes decreased significantly during the third quarter of 2022.  For the three months ended September 30, 2022, we originated $62.0 million as compared to $682.6 million of loans originated during the same period in 2021.  During the three months ended September 30, 2022, margins were (110) bps as compared to 287 bps during the same period in 2021.

Other income decreased $3.9 million to a $1.8 million expense for the three months ended September 30, 2022 as a result of a $3.1 million reduction in trust gains and a $2.1 million reduction in net interest income both as a result of the sale of the legacy securitization portfolio during the first quarter of 2022 partially offset by a $1.4 million increase in fair value of our long-term debt.  Offsetting the decrease in other income was an $8.7 million decrease in operating expenses during the third quarter of 2022 due to a reduction in variable compensation commensurate with reduced originations as well as a reduction in headcount to support reduced volume.

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (GAAP), we use the following non-GAAP financial measures: adjusted (loss) earnings before tax and diluted adjusted (loss) earnings per common share before tax.  Adjusted (loss) earnings and diluted adjusted (loss) earnings per common share are financial measurements calculated by adjusting GAAP net loss before tax to exclude certain non-cash items, such as fair value adjustments and mark-to-market of mortgage servicing rights (MSRs), and legacy non-recurring expenses.  We believe adjusted (loss) earnings provides useful information to investors regarding our results of operations as it assists both investors and management in analyzing and benchmarking the performance and value of our core business of mortgage lending over multiple periods. Adjusted (loss) earnings facilitates company-to-company operating performance comparisons by backing out potential non-cash differences caused by variations in hedging strategies and changes in valuations for long-term debt and net trust assets, which may vary for different companies for reasons unrelated to operating performance, as well as certain historical cost (benefit) items which may vary for different companies for reasons unrelated to operating performance. These non-GAAP financial measures are not intended to be considered in isolation and should not be a substitute for net (loss) earnings before income taxes, net (loss) earnings or diluted (loss) earnings per common share (EPS) or any other operating performance measure calculated in accordance with GAAP, and may not be comparable to a similarly titled measure reported by other companies.  The tables below provide a reconciliation of net (loss) earnings before tax and diluted (loss) earnings per common share to non-GAAP adjusted (loss) earnings before tax and non-GAAP diluted adjusted (loss) earnings per common share before tax:

	For the Three Months Ended			For the Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(in thousands, except per share data)	2022	2022	2021	2022	2021
(Loss) earnings before income taxes:	$(13,006)	$(13,451)	$2,107	$(27,618)	$(7,398)

Change in fair value of mortgage servicing rights	(223)	(89)	(150)	(454)	(190)
Change in fair value of long-term debt	435	(1,980)	1,803	(3,187)	(638)
Change in fair value of net trust assets, including trust REO (losses) gains	—	—	(3,112)	(9,248)	702
Legal settlements and professional fees, for legacy matters (1)	—	—	—	—	1,000
Legacy corporate-owned life insurance (2)	177	157	162	(482)	2
Adjusted (loss) earnings before tax	$(12,617)	$(15,363)	$810	$(40,989)	$(6,522)

Diluted weighted average common shares	21,523	21,509	21,345	21,483	21,327
Diluted adjusted (loss) earnings per common share before tax	$(0.59)	$(0.71)	$0.04	$(1.91)	$(0.31)

Diluted (loss) earnings per common share	$(0.62)	$(0.64)	$0.08	$(1.34)	$(0.37)
Adjustments:
Cumulative non-declared dividends on preferred stock	0.02	0.02	0.02	0.05	0.02
Change in fair value of mortgage servicing rights	(0.01)	(0.01)	(0.01)	(0.02)	(0.01)
Change in fair value of long-term debt	0.01	(0.09)	0.08	(0.15)	(0.03)
Change in fair value of net trust assets, including trust REO gains (losses)	—	—	(0.14)	(0.43)	0.03
Legal settlements and professional fees, for legacy matters	—	—	—	—	0.05
Legacy corporate-owned life insurance	0.01	0.01	0.01	(0.02)	—
Diluted adjusted (loss) earnings per common share before tax	$(0.59)	$(0.71)	$0.04	$(1.91)	$(0.31)
(1)	Included in general, administrative and other expense in the accompanying consolidated statements of operations and comprehensive (loss) earnings.
(2)	Amounts included in other revenues, general, administrative and other expense and net interest income for amounts associated with the cash surrender value of corporate-owned life insurance trusts, premiums associated with the corporate-owned life insurance trusts liabilities, and interest expense on the corporate-owned life insurance trusts, respectively, in the accompanying consolidated statements of operations and comprehensive (loss) earnings.

Originations by Channel:

	For the Three Months Ended
	September 30,	June 30,	%	September 30,	%
(in millions)	2022	2022	Change	2021	Change
Retail	$33.1	$93.0	(64)%	$533.7	(94)%
Wholesale	28.9	35.1	(18)	148.9	(81)
Total originations	$62.0	$128.1	(52)%	$682.6	(91)%

During the third quarter of 2022, total originations were $62.0 million as compared to $128.1 million in the second quarter of 2022 and $682.6 million in the third quarter of 2021.  The decrease in originations as compared to the second quarter of 2022, was due to the continued increase in interest rates which began in the fourth quarter of 2021, resulting in a reduction in purchase loans due to a decrease in home purchase affordability and in refinance volume due to the number of loans that had previously refinanced during the preceding historically low interest rate environment.  While we began to shift our origination focus away from more rate and margin sensitive conventional originations during the first quarter of 2021, the increase in interest rates which began in the fourth quarter of 2021 and has accelerated through the third quarter of 2022, caused a significant increase in credit spreads, resulting in a substantial over supply of low coupon originations causing a severe decline in margins and diminished capital market distribution exits for originators reliant upon an aggregation execution model.  To mitigate the risks associated with reduced distribution exits and extended settlement timelines, we began to pull back on production, significantly increasing the pricing on our loan products as well as completely shifting to a best-efforts delivery for non-agency production in the first quarter of 2022, which significantly reduced our origination volumes during the third quarter of 2022 as compared to the third quarter of 2021. We continue to manage our headcount, pipeline and capacity to balance the risks inherent in an aggregation execution model.

Our loan products primarily include conventional loans eligible for sale to Fannie Mae and Freddie Mac, NonQM mortgages and loans eligible for government insurance (government loans) by the Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).

Originations by Loan Type:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2022	2021	% Change	2022	2021	% Change
Conventional	$10.6	$467.1	(98)%	$209.3	$1,746.2	(88)%
NonQM	49.6	186.2	(73)	444.1	301.5	47
Jumbo	—	7.5	(100)	5.5	58.7	(91)
Government (1)	1.8	21.8	(92)	13.3	37.6	(65)
Total originations	$62.0	$682.6	(91)%	$672.2	$2,144.0	(69)%
(1)	Includes all government-insured loans including FHA, VA and USDA.

We continue to believe there is an underserved mortgage market for borrowers with strong credit who may not meet the qualified mortgage (QM) guidelines set out by the Consumer Financial Protection Bureau.  During the fourth quarter of 2021, we originated $382.1 million in NonQM loans and were on pace to exceed our fourth quarter 2021 NonQM originations during the first quarter of 2022, prior to the dislocation in NonQM pricing as a result of widening credit spreads.  As described above, as a result of the market dislocation we have further backed off NonQM production during the second and third quarters of 2022 with NonQM originations decreasing to $49.6 million in the third quarter of 2022, from $80.2 million in the second quarter of 2022 and $314.3 million during the first quarter of 2022, and down from $186.2 million during the third quarter of 2021.  During the third quarter of 2022, NonQM originations represented 80% of our total originations, which was an increase over the second quarter of 2022 which represented 63% of our total originations and up from 27% of our total originations during the third quarter of 2021.  The increase in the percentage NonQM originations is the result of the dramatic decline in conventional originations as a result of the aforementioned intense pressure on mortgage originations due to the dramatic collapse of the mortgage refinance market and the weakening mortgage purchase market, which has suffered from a lack of housing inventory and significant increase in mortgage interest rates resulting in customer affordability issues.

In the third quarter of 2022, our NonQM originations had a weighted average Fair Isaac Company credit score (FICO) of 738 and a weighted average LTV ratio of 70%.  For the year ended December 31, 2021, our NonQM originations had a weighted average FICO of 747 and a weighted average LTV of 65%.

Originations by Purpose:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(in millions)	2022	%	2021	%	2022	%	2021	%
Refinance	$36.0	58%	$596.6	87%	$492.4	73%	$1,982.2	92%
Purchase	26.0	42	86.0	13	179.8	27	161.8	8
Total originations	$62.0	100%	$682.6	100%	$672.2	100%	$2,144.0	100%

During the third quarter of 2022, refinance volume decreased 94% to $36.0 million as compared to $596.6 million in the third quarter of 2021. The decrease in originations was due to the aforementioned significant increase in interest rates as compared to the third quarter of 2021.  We continue to manage our headcount, pipeline and capacity to balance the risks inherent in an aggregation execution model.

Mortgage Servicing Portfolio:

	September 30,	December 31,	%	September 30,	%
(Unpaid principal balance (UPB), in millions)	2022	2021	Change	2021	Change
Mortgage servicing portfolio	$69.6	$71.8	(3.1)%	$65.1	7%

The mortgage servicing portfolio was relatively flat at $69.6 million at September 30, 2022 as compared to $71.8 million at December 31, 2021 and $65.1 million at September 30, 2021.  We continue to sell whole loans on a servicing released basis to investors and selectively retain GNMA mortgage servicing. The servicing portfolio generated net servicing income of $32 thousand in the third quarter of 2022, as compared to net servicing expense of $124 thousand in the third quarter of 2021.  We will continue to recognize an immaterial amount of net servicing fees or a net servicing expense related to interim subservicing and other servicing costs related to the small UPB of remaining servicing portfolio.

The following table includes information about our mortgage servicing portfolio:

	At September 30,	% 60+ days	At December 31,	% 60+ days
(in millions)	2022	delinquent (1)	2021	delinquent (1)
Ginnie Mae	$69.6	1.53%	$71.8	2.00%
Freddie Mac	—	—	—	—
Fannie Mae	—	—	—	—
Total servicing portfolio	$69.6	1.53%	$71.8	2.00%
(1)	Based on loan count.

For the third quarter of 2022, real estate services fees, net were $290 thousand as compared to $257 thousand in the second quarter of 2022 and $244 thousand in the third quarter of 2021.  Real estate services fees, net is generated from our former long-term mortgage portfolio which continued to decline in size.  Additionally, as previously noted, in March 2022, we sold our residual interest certificates, and assigned certain optional termination and loan purchase rights which entails the entire legacy securitization portfolio within our long-term mortgage portfolio.  As a result, it is our expectation that the real estate services fees, net generated from the long-term mortgage portfolio will decline in future periods as the securitizations are called or collapsed by the purchaser.

As previously noted, in the first quarter of 2022, we sold the legacy securitization portfolio which, in accordance with FASB ASC 810-10-25, resulted in deconsolidation of the securitized mortgage trust assets totaling approximately $1.6 billion and trust liabilities of $1.6 billion as of the sale date as we were no longer the primary beneficiary of the consolidated securitization trusts. We will remain as the master servicer with respect to all of the securitizations until such time that the deals are collapsed or payoff. Prior to the aforementioned sale and transfer of the legacy securitization portfolio in March 2022, the residual interests generated cash flows of $1.1 million in the first quarter of 2022 prior to the sale as compared to $2.2 million for the first nine months of 2021.

For additional information regarding the long-term mortgage portfolio, refer to Financial Condition and Results of Operations below.

Liquidity and Capital Resources

During the nine months ended September 30, 2022, we funded our operations primarily from the sale of our legacy securitization portfolio, mortgage lending revenues and, to a lesser extent, real estate services fees and cash flows from our residual interests in securitizations.  Mortgage lending revenues include gain on sale of loans, net and other mortgage related income.  We funded mortgage loan originations using warehouse facilities, which are repaid once the loan is sold.  We intend to raise additional capital by issuing debt or equity securities within the next year to support our operations but cannot provide any assurance that our capital raise efforts will be successful.

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

As previously discussed, the sharp and unexpected decline in gain on sale of loans, net reflects the intense pressure on mortgage originations due to the dramatic collapse of the mortgage refinance market and the weakening mortgage purchase market, which has suffered from a lack of housing inventory and a significant increase in mortgage interest rates resulting in customer home purchase affordability issues. The increase in interest rates which began in the fourth quarter of 2021, caused a significant increase in credit spreads which has continued to accelerate into the third quarter of 2022, resulting in a substantial over supply of low coupon originations causing a severe decline in margins and diminishing capital market distribution exits for originators reliant upon an aggregation execution model.  To mitigate the risks associated with reduced distribution exits and extended settlement timelines, we began to pull back on production, significantly increasing the pricing on our loan products as well as completely shifting to a best-efforts delivery for non-agency production in the first quarter of 2022.

During the nine months ended September 30, 2022, we have reduced our warehouse lending capacity to $325.0 million from $615.0 at December 31, 2021, as we did not renew the $65.0 million facility that expired in May 2022, reduced the $200.0 million facility to $50.0 million in July 2022 and did not renew the facility at its September 2022 expiration; additionally we reduced the capacity of the $50.0 million funding facility to $25.0 million and the maturity of the line was moved up to December 31, 2022.  In October we entered into a $1.0 million committed facility which expires in October 2023. In November 2022, we expect to further reduce our warehouse lending capacity to $41.0 million, reducing the $300.0 million funding facility to $15.0 million upon renewal of the line as the line was predominately used for conventional and government insured originations.  As of September 30, 2022, we were not in compliance with certain warehouse lending related covenants, and received the necessary waivers.

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

On April 29, 2022, we entered into an agreement to repay $5.0 million of our outstanding convertible promissory notes (the Notes) on May 9, 2022, the date of maturity of such Notes, and extend the maturity date of the Notes upon conclusion of the term on May 9, 2022.  We decreased the aggregate principal amount of the new Notes to $15.0 million, following the pay-down of $5.0 million in principal of the Notes on May 9, 2022 (Third Amendment).  The new Notes shall be due and payable in three equal installments of $5.0 million on each of May 9, 2023, May 9, 2024 and the Stated Maturity Date of May 9, 2025, provided we complete the contemplated Exchange Offer and provide notice of redemption of our remaining outstanding Series B Preferred Stock and Series C Preferred Stock by October 31, 2022, as described below.  If we are not able to complete the Exchange Offer, then the Stated Maturity Date of the Notes shall mean November 9, 2022. On October 20, 2022, we received approval for the exchange of its Series B Preferred Stock and Series C Preferred Stock, as further described below.  As a result, the Notes are due and payable in three equal installments of $5.0 million on each of May 9, 2023, May 9, 2024 and the stated maturity date of May 9, 2025.  The interest rate on the Notes remains at 7.0% per annum.

We originate loans which are intended to be eligible for sale to Fannie Mae, Freddie Mac, (together, the GSEs), government insured or guaranteed loans, such as FHA, VA and USDA loans, and loans eligible for Ginnie Mae securities issuance (collectively, the Agencies), in addition to other investors and counterparties (collectively, the Counterparties). It is important for us to sell or securitize the loans we originate and, when doing so, maintain the option to also sell the related MSRs associated with these loans.  Prepayment speeds on loans generated through our retail direct channel have been a concern for some investors dating back to 2016 which has resulted and could further result in adverse pricing or delays in our ability to sell or securitize loans and related MSRs on a timely and profitable basis. During the fourth quarter of 2017, Fannie Mae sufficiently limited the manner and volume for our deliveries of eligible loans such that we elected to cease deliveries to them and we expanded our whole loan investor base for these loans.  In 2019, with the creation of the uniform mortgage-backed securities (UMBS) market, which was intended to improve liquidity and align prepayment speeds across Fannie Mae and Freddie Mac securities, Freddie Mac raised concerns about the high prepayment speeds of our loans generated through our retail direct channel.  We expanded our investor base and completed servicing released loan sales to non-GSE whole loan investors and expect to continue to utilize these alternative exit strategies for Fannie Mae and Freddie Mac eligible loans.  In July 2020, we received notification from Freddie Mac that our eligibility to sell whole loans to Freddie Mac was suspended, without cause.  While we believe that the overall volume delivered under purchase commitments to the GSEs was immaterial prior to the notification, we are committed to operating actively and in good standing with our broad range of capital markets counterparties. We continue to take steps to manage our prepayment speeds to be more consistent with our industry peers and to reestablish the full confidence and delivery mechanisms to our investor base. We seek to satisfy the requirements as outlined by Freddie Mac to achieve reinstatement, while we continue to satisfy our obligations on a timely basis to our other counterparties, as we have done without exception.  Despite being in a suspended status with Freddie Mac, we remain an approved originator and/or seller/servicer with the GSEs, Agencies and Counterparties for agency, non-agency, and government insured or guaranteed loan programs.

As discussed within Note 11.—Commitments and Contingencies in the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, on July 15, 2021, the Maryland Court of Appeals issued its decision affirming the decisions of the Maryland Circuit Court (the Circuit Court) and the Court of Special Appeals granting summary judgment in favor of the plaintiffs on the Series B Preferred voting rights language interpretation. Accordingly, the 2009 Article Amendments to the 2004 Series B Articles Supplementary were not validly adopted and the 2004 Series B Articles Supplementary remained in effect.

As a result, as of September 30, 2022, the Company has cumulative undeclared dividends in arrears of approximately $20.3 million, or approximately $30.47 per outstanding share of Series B Preferred, thereby increasing the liquidation value to approximately $55.47 per share. Additionally, every quarter the cumulative undeclared dividends in arrears will increase by $0.5859 per Series B Preferred share, or approximately $390 thousand. The accrued and unpaid dividends on the Series B Preferred are payable only upon declaration by the Board of Directors, and the liquidation preference, inclusive of Series B Preferred cumulative undeclared dividends in arrears, is only payable upon voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs.  In addition, the Company is required to pay an amount equal to three quarters of dividends on the Series B Preferred stock under the 2004 Series B Preferred Articles Supplementary (approximately $1.2 million, which had been previously accrued for (such amount, the 2009 Dividend Amount) to Series B Preferred shareholders as of August 15, 2022, into the registry of the Circuit Court no later than August 19, 2022, to be held pending final resolution of all issues and final determination by the Circuit Court of the appropriate distribution of those funds.  The Company deposited the 2009 Dividend Amount on August 18, 2022.

At September 30, 2022, the Company had $72.0 million in outstanding liquidation preference of Series B Preferred and Series C Preferred stock (including cumulative unpaid dividends in the case of the Series B Preferred stock). The holders of each series of Preferred Stock, which carry limited voting rights and are redeemable at the option of the Company, retain the right to a $25.00 per share liquidation preference (plus cumulative unpaid dividends in the case of the Series B Preferred stock) in the event of a liquidation of the Company and the right to receive dividends on the Preferred Stock if any such dividends are declared (and, in the case of the Series B Preferred stock, before any dividends or other distributions are made to holders of junior stock, including the Company’s common stock). However as further discussed below, holders of Preferred B stock and Preferred C stock in connection with the Exchange Offers and the Redemption will only receive the applicable consideration payable therein and are not entitled to any other payment with respect to the liquidation preference of, or any accrued and unpaid dividends on, any shares of Preferred Stock, other than the rights of holders of Preferred B stock to receive the 2009 Dividend Amount, based upon final determinations as to entitlement to such amounts by the Circuit Court.

On September 14, 2022, the Company commenced exchange offers (the Exchange Offers) and a consent solicitation for its outstanding shares of Series B Preferred stock and Series C Preferred stock. On October 20, 2022 (the Expiration Date), the exchange offers and consent solicitation expired with approximately 69% of the Series B Preferred stock and approximately 67% of the Series C Preferred stock tendering their shares and voting in favor of certain amendments to the Company’s charter as discussed in further detail below.  Holders of Series B Preferred are entitled to receive (the Series B Consideration), for each share of Series B Preferred tendered, (i) 13.33 shares of newly issued common stock and (ii) thirty (30) shares of newly issued 8.25% Series D Cumulative Redeemable Preferred Stock (Preferred D stock).  Holders of Series C Preferred are entitled to receive (the Series C Consideration), for each share of

Preferred D tendered, (i) 1.25 shares of newly issued common stock, (ii) 1.5 warrants to purchase an equal number of shares of common stock at an exercise price of $5.00 per share and (iii) one (1) share of Preferred D stock.  In connection with the closing of the Exchange Offers, the Company issued on October 26, 2022, a total of 7,330,319 shares of newly issued common stock, 14,773,811 shares of Preferred D stock and 1,425,695 warrants to purchase an equal number of shares of common stock.

Concurrently with the Exchange Offers, the Company received the requisite consent from the requisite holders of each of its outstanding Series B Preferred stock and its outstanding Series C Preferred stock to amend its charter to (i) make all shares of Series B Preferred stock that remain outstanding after the closing of the Exchange Offers redeemable for the same consideration as the Series B Consideration and (ii) make all shares of Series C Preferred stock that remain outstanding after the closing of the Exchange Offers redeemable for the same consideration as the Series C Consideration.  On October 27, 2022, the Company provided notice to holders of Series B Preferred stock and Series C Preferred stock that such shares will be redeemed (the Redemption) on November 15, 2022 after which holders of Series B Preferred stock and Series C Preferred stock will only be entitled to receive the Series B Consideration and the Series C Consideration, as the case may be.   In connection with the Redemption, the Company anticipates issuing approximately 3,298,439 shares of newly issued common stock, 6,599,035 shares of Preferred D stock and 681,923 warrants to purchase an equal number of shares of common stock.

All holders of Series B Preferred stock and Series C Preferred stock in connection with the Exchange Offers and the Redemption will only receive the applicable consideration payable therein and are not entitled to any other payment with respect to the liquidation preference of, or any accrued and unpaid dividends on, any shares of Preferred Stock (whether or not such dividends have accumulated and whether or not such dividends accrued before or after completion of the Exchange Offers), other than the rights of holders of Series B Preferred stock to receive the 2009 Dividend Amount, based upon final determinations as to entitlement to such amounts by the Circuit Court.

In addition, on August 25, 2022, the Circuit Court issued an Order to Segregate Funds and/or Stock (Segregation Order), directing the Company, if the Exchange Offer for the Preferred  B stock is completed prior to December 5, 2022, to deposit 13,311,840 shares of Preferred D stock, plus, in either event, 4,437,280 shares of newly issued common stock (collectively, the Series B Common Fund) in the custody of a third party custodian or escrow agent approved by class counsel. Allocation of this Series B Common Fund will be made by Circuit Court upon final disposition of the certain plaintiff award motions (the Plaintiff Series B Award Motions), which will include disposition of any excess funds not awarded to the plaintiffs and plaintiffs’ counsel. Once deposited, the Company will have no further right or obligation with respect to the Plaintiff Series B Common Fund, except as necessary to carry out the final orders of the Circuit Court. The Plaintiff Series B Award Motions seek awards out of the Series B Consideration in excess of the amount of the Series B Common Fund. If all Plaintiff Series B Award Motions are granted by the Circuit Court in full, after notice to class members in the manner approved by the Circuit Court and opportunity to object before a final hearing, no amounts will remain from the Series B Common Fund for distribution to former holders of Series B Preferred Stock. Holders of Series B Preferred Stock who participate in the Exchange Offer or whose shares are redeemed pursuant to the Special Redemption will only receive any amounts from the Series B Common Fund if and to the extent that the Circuit Court determines to reduce the amounts requested in the Plaintiff Series B Award Motions, and then only if they held shares of Series B Preferred Stock as of the Expiration Date or such other date determined by the Circuit Court. Distribution of the portion, if any, that may remain from the Series B Common Fund after final decision on the Plaintiff Series B Award Motions is subject compliance with all applicable law.

The Preferred D stock (w) ranks senior to the Series B Preferred stock and Series C Preferred stock as to dividends and upon liquidation; (x) is non-participating, and bears a cumulative cash dividend from and including the original issue date at a fixed rate equal to 8.25% per annum (equivalent to a fixed annual amount of $.00825 per share of the Preferred D stock); (y) bears an initial liquidation preference of $0.10 per share and (z) is mandatorily redeemable by the Company for cash at a redemption price of $0.10 per share, plus any accrued and unpaid dividends (whether or not declared) on (A) the 60th day, or such earlier date as the Company may fix, after the date of any public announcement by the Company of annual or quarterly financial statements that indicate that payment of the redemption price would not cause the Company to violate the restrictions on payment of distributions to stockholders under section 2-311 of the Maryland General Corporation Law (the MGCL) unless, before such redemption date, the Company’s Board of Directors determines in good faith that the payment by the Company of the redemption price for the Preferred D stock and for any stock ranking on parity with the Preferred D stock with respect to redemption and which have become redeemable as of the applicable redemption date would cause us to violate the Cash Consideration Restrictions, as defined below, or (B) any date we fix not more than sixty (60) days after any determination by our Board of Directors (which the Board, or a committee thereof, is obligated to undertake after the release of annual and quarterly financial statements and upon any capital raise) in good faith that the payment by us of the redemption price for the Preferred D stock and any stock ranking on parity with the Preferred D stock with respect to redemption rights that have become redeemable as of such redemption date would not cause us to violate the Cash Consideration Restrictions. A violation of the “Cash Consideration Restrictions” will occur if the occurrence of an action would cause (i) the Company to violate the restrictions on payment of distributions to stockholders under section 2-311 of the MGCL, (ii) any material breach of or default under the terms and conditions of any obligation of the Company, including any agreement relating to its indebtedness, or (iii) the Company to violate any restriction or prohibition of any law rule or regulation applicable to the Company or of any order, judgment or decree of any court or administrative agency.

As a result of receiving the requisite stockholder consents on the Exchange Offers on October 20, 2022 and following the redemption of any Series B Preferred stock after completion of the exchange offer, the cumulative undeclared dividends in arrears of approximately $20.3 million, or approximately $30.47 per outstanding share of Series B Preferred, outstanding at September 30, 2022, will be exchanged and will no longer be considered in the earnings per share calculation. In the event we are not able to satisfy the new dividend payment as a result of the aforementioned Cash Consideration Restrictions or do not otherwise declare and pay the 8.25% dividend on the Preferred D Stock, every quarter the cumulative undeclared dividends in arrears will accumulate by approximately $0.0021 per Preferred D share, or approximately $72 thousand, increasing the new Preferred D liquidation preference.

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

We believe that current cash balances, cash flows from our mortgage lending operations, real estate services fees generated from our former long-term mortgage portfolio and availability on our warehouse lines of credit are adequate for our current operating needs based on the current operating environment, however we intend to raise additional capital by issuing debt or equity securities within the next year to support our operations.  We cannot provide any assurance that such capital raise efforts will be successful.  While we continue to pay our obligations as they become due, the ability to continue to meet our current and long-term obligations is dependent upon our ability to successfully operate our mortgage lending and real estate services segment. Our future financial performance and profitability are dependent in large part upon the ability to expand our mortgage lending platform successfully.

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

Financial Condition and Results of Operations

Financial Condition

As of September 30, 2022 compared to December 31, 2021

The following table shows the condensed consolidated balance sheets for the following periods:

(in thousands, except per share data)	September 30,	December 31,	$	%
	2022	2021	Change	Change
ASSETS
Cash	$44,008	$29,555	$14,453	49%
Restricted cash	4,173	5,657	(1,484)	(26)
Mortgage loans held-for-sale	18,443	308,477	(290,034)	(94)
Mortgage servicing rights	865	749	116	15
Securitized mortgage trust assets	—	1,642,730	(1,642,730)	(100)
Other assets	26,096	35,603	(9,507)	(27)
Total assets	$93,585	$2,022,771	$(1,929,186)	(95)%
LIABILITIES & (DEFICIT) EQUITY
Warehouse borrowings	$13,292	$285,539	$(272,247)	(95)%
Convertible notes	15,000	20,000	(5,000)	(25)
Long-term debt (Par value; $62,000)	33,264	46,536	(13,272)	(29)
Securitized mortgage trust liabilities	—	1,614,862	(1,614,862)	(100)
Repurchase reserve	6,190	4,744	1,446	30
Other liabilities	31,910	41,154	(9,244)	(22)
Total liabilities	99,656	2,012,835	(1,913,179)	(95)
Total (deficit) equity	(6,071)	9,936	(16,007)	(161)
Total liabilities and stockholders’ (deficit) equity	$93,585	$2,022,771	$(1,929,186)	(95)%

Book and tangible book value per share	$(0.28)	$0.47	$(0.75)	(161)%

At September 30, 2022, cash increased $14.4 million to $44.0 million from $29.6 million at December 31, 2021.  Cash balances increased primarily due to the aforementioned $37.5 million sale and transfer of the legacy securitization portfolio during the first quarter of 2022, partially offset by operating losses for the nine months ended September 30, 2022.

LHFS decreased $290.1 million to $18.4 million at September 30, 2022 as compared to $308.5 million at December 31, 2021.  During the nine months ended September 30, 2022, we had originations of $672.2 million offset by $950.9 million in loan sales. As a normal course of our origination and sales cycle, loans held-for-sale at the end of any period are generally sold within one or two subsequent months.

Mortgage servicing rights increased to $865 thousand at September 30, 2022 as compared to $749 thousand at December 31, 2021. The increase was due to additions of $46 thousand from servicing retained loan sales of $4.5 million in UPB as well as a mark-to-market increase in fair value of $70 thousand. At September 30, 2022 and December 31, 2021, we serviced $69.6 million and $71.8 million, respectively, in UPB for others.

Warehouse borrowings decreased $272.2 million to $13.3 million at September 30, 2022 as compared to $285.5 million at December 31, 2021. The decrease was due to a $290.1 million decreased in LHFS at September 30, 2022. As of September 30, 2022, our total warehouse lending capacity was $325.0 million spread amongst two warehouse counterparties.  During the nine months ended September 30, 2022, we did not renew the $65.0 million facility that expired in May 2022, reduced the $200.0 million facility to $50.0 million in July 2022 and did not renew the facility at its September 2022 expiration; additionally we reduced the capacity of the $50.0 million funding facility to $25.0 million and the maturity of the line was moved up to December 31, 2022.  In November 2022, we further reduced our warehouse lending capacity to $40.0 million, reducing the $300.0 million funding facility to $15.0 million upon renewal of the line as the line was predominately used for conventional and government insured originations.  As of September 30, 2022, we were not in compliance with certain warehouse lending related covenants, and received the necessary waivers.

Repurchase reserve increased $1.5 million to $6.2 million at September 30, 2022 as compared to $4.7 million at December 31, 2021.  The increase was due to a $3.0 million provision for repurchases as a result of an increase in expected future losses on repurchase requests during 2022 partially offset by $1.5 million in settlements primarily related to repurchased loans as well as refunds of premiums to investors for early payoffs on loans sold.

Book value per share decreased 161%, or $0.75, to ($0.28) at September 30, 2022 as compared to $0.47 at December 31, 2021. Book value per common share decreased 37% to ($2.69) as of September 30, 2022, as compared to ($1.96) as of December 31, 2021 (inclusive of the remaining $51.8 million of liquidation preference on our preferred stock).  Inclusive of the Series B Preferred stock cumulative undeclared dividends in arrears of $20.3 million (as discussed further in Note 11 – Commitments and Contingencies of the “Notes to Unaudited Consolidated Financial Statements”), book value per common share was ($3.63) at September 30, 2022.

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

The following table presents changes in the trust assets and trust liabilities for the nine months ended September 30, 2022:

	TRUST ASSETS			TRUST LIABILITIES
	Level 3 Recurring Fair
	Value Measurement			Level 3 Recurring Fair
		NRV		Value Measurement
	Securitized	Real		Securitized	Net
	mortgage	estate	Total trust	mortgage	trust
	collateral	owned	assets	borrowings	assets
Recorded fair value at December 31, 2021	$1,639,251	$3,479	$1,642,730	$(1,614,862)	$27,868
Total gains/(losses) included in earnings:
Interest income	2,019	—	2,019	—	2,019
Interest expense	—	—	—	(7,564)	(7,564)
Change in FV of net trust assets, excluding REO (1)	9,248	—	9,248	—	9,248
Total gains (losses) included in earnings	11,267	—	11,267	(7,564)	3,703
Transfers in and/or out of level 3	—	—	—	—	—
Purchases, issuances and settlements	(1,650,518)	(3,479)	(1,653,997)	1,622,426	(31,571)
Recorded fair value at September 30, 2022	$—	$—	$—	$—	$—
(1)	Represents change in fair value of net trust assets, including trust REO gains in the consolidated statements of operations and comprehensive (loss) earnings for the nine months ended September 30, 2022.

Total trust assets above reflect a net gain of $9.2 million as a result of an increase in fair value related to the sale of our legacy securitization portfolio for the nine months ended September 30, 2022.

The table below reflects the net trust assets for the periods indicated as a percentage of total trust assets (residual interests in securitizations):

	September 30,	December 31,
	2022	2021
Net trust assets	$—	$27,868
Total trust assets	—	1,642,730
Net trust assets as a percentage of total trust assets	—%	1.70%

The following tables present the estimated fair value of our residual interests, by securitization vintage year, and other related assumptions used to derive these values at September 30, 2022 and December 31, 2021:

	Estimated Fair Value of Residual			Estimated Fair Value of Residual
	Interests by Vintage Year at			Interests by Vintage Year at
	September 30, 2022			December 31, 2021
Origination Year	SF	MF	Total	SF	MF	Total
2002-2003 (1)	$—	$—	$—	$13,167	$722	$13,889
2004	—	—	—	7,661	736	8,397
2005	—	—	—	851	442	1,293
2006	—	—	—	—	4,289	4,289
Total	$—	$—	$—	$21,679	$6,189	$27,868
Weighted avg. prepayment rate	—%	—%	—%	15.4%	15.3%	15.4%
Weighted avg. discount rate	—%	—%	—%	11.8%	11.6%	11.7%
(1)	2002-2003 vintage year includes CMO 2007-A, since the majority of the mortgages collateralized in this securitization were originated during this period.

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

We use the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measure delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days delinquent or greater, foreclosures, delinquent bankruptcies and REO were $278.8 million, or 18.5%, of the long-term mortgage portfolio, at September 30, 2022 as compared to $310.5 million or 17.3% at December 31, 2021.

The following table summarizes the gross UPB of loans in our master servicing portfolio, that were 60 or more days delinquent (utilizing the MBA method) as of the periods indicated:

	September 30,	Total	December 31,	Total
Securitized mortgage collateral	2022	Collateral	2021	Collateral
60 - 89 days delinquent	$19,550	1.3%	$21,086	1.2%
90 or more days delinquent	90,639	6.0	147,387	8.2
Foreclosures (1)	92,560	6.1	89,181	5.0
Delinquent bankruptcies (2)	51,008	3.4	52,854	2.9
REO (3)	25,084	1.7	—	—
Total 60 or more days delinquent and REO	$278,841	18.5%	$310,508	17.3%
Total collateral	$1,506,355	100.0%	$1,798,079	100.0%
(1)	Represents properties in the process of foreclosure.
(2)	Represents bankruptcies that are 30 days or more delinquent.
(3)	Prior to the sale of the legacy securitization trusts in March 2022, REO was included in the consolidated trusts and was accounted for at NRV on the consolidated balance sheets.

At September 30, 2022, mortgage loans 60 or more days delinquent (whether or not subject to forbearance), including REO, decreased $31.7 million as compared to December 31, 2021.  As a result of the sale of the legacy securitization trusts and related deconsolidation of the trusts, including REO, we disclosed the REO within the master servicing portfolio at its UPB at September 30, 2022.

The following table summarizes the master servicing portfolio and REO at NRV (prior to the sale), that were non-performing as of the dates indicated (excludes 60-89 days delinquent):

		Total		Total
	September 30,	Collateral	December 31,	Collateral
	2022	%	2021	%
90 or more days delinquent (including forbearances), REO, foreclosures and delinquent bankruptcies	$259,291	17.2%	$289,422	16.1%
Real estate owned inside trusts at NRV	—	—	3,479	0.2
Total non-performing assets	$259,291	17.2%	$292,901	16.3%

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

Prior to the sale of the legacy securitization trusts, REO, which consisted of residential real estate acquired in satisfaction of loans, was carried at the lower of cost or net realizable value less estimated selling costs. Adjustments to the loan carrying value required at the time of foreclosure were included in the change in the fair value of net trust assets prior to the sale of the portfolio. Changes in our estimates of net realizable value subsequent to the time of foreclosure and through the time of ultimate disposition were recorded as change in fair value of net trust assets including trust REO gains in the consolidated statements of operations and comprehensive (loss) earnings prior to the sale of the portfolio.

For the three months ended September 30, 2022, no REO entries were recorded as the REO was a component of the sale of the legacy portfolio in March 2022.  For the three and nine months ended September 30, 2021, we recorded a decrease of $269 thousand and an increase of $1.3 million in net realizable value of REO, respectively.  Increases and decrease of the net realizable value reflect the change in value of the REO subsequent to foreclosure date, but prior to the date of sale.

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

Results of Operations

For the Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021

	For the Three Months Ended September 30,
			$	%
	2022	2021	Change	Change
(Expenses) Revenues	$(161)	$19,818	$(19,979)	(101)%
Expenses	(11,076)	(19,797)	8,721	44
Net interest (expense) income	(1,334)	777	(2,111)	(272)
Change in fair value of long-term debt	(435)	(1,803)	1,368	76
Change in fair value of net trust assets, including trust REO (losses) gains	—	3,112	(3,112)	(100)
Income tax expense	(7)	(21)	14	67
Net (loss) earnings	$(13,013)	$2,086	$(15,099)	(724)%
(Loss) earnings per share available to common stockholders—basic	$(0.62)	$0.08	$(0.70)	(884)%
(Loss) earnings per share available to common stockholders—diluted	$(0.62)	$0.08	$(0.70)	(884)%

For the Nine Months Ended September 30, 2022 compared to the Nine Months Ended September 30, 2021

	For the Nine Months Ended September 30,
			$	%
	2022	2021	Change	Change
Revenues	$7,524	$51,381	$(43,857)	(85)%
Expenses	(45,098)	(60,711)	15,613	26
Net interest (expense) income	(2,479)	1,996	(4,475)	(224)
Change in fair value of long-term debt	3,187	638	2,549	400
Change in fair value of net trust assets, including trust REO losses	9,248	(702)	9,950	1417
Income tax expense	(46)	(63)	17	27
Net loss	$(27,664)	$(7,461)	$(20,203)	(271)%
Loss per share available to common stockholders—basic	$(1.34)	$(0.37)	$(0.97)	(265)%
Loss per share available to common stockholders—diluted	$(1.34)	$(0.37)	$(0.97)	(265)%

(Expenses) Revenues

For the Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021

	For the Three Months Ended September 30,
			$	%
	2022	2021	Change	Change
(Loss) gain on sale of loans, net	$(682)	$19,608	$(20,290)	(103)%
Servicing fees (expense), net	32	(124)	156	126
Real estate services fees, net	290	244	46	19
Gain on mortgage servicing rights, net	196	101	95	94
Other revenues (expenses)	3	(11)	14	127
Total revenues	$(161)	$19,818	$(19,979)	(101)%

(Loss) gain on sale of loans, net.  For the three months ended September 30, 2022, gain on sale of loans, net was a loss of $682 thousand compared to a gain of $19.6 million in the comparable 2021 period. The decrease in gain on sale of loans, net was most notably due to a $17.6 million decrease in gain on sale of loans, a $5.7 million decrease in mark-to-market gains on LHFS, a $605 thousand increase in provision for repurchases, a $469 thousand decrease in realized and unrealized net gains on derivative financial instruments and a $246 thousand decrease in premiums from servicing retained loan sales.  Partially offsetting these decreases was a $4.3 million decrease in direct origination expenses.

The sharp and unexpected decline in gain on sale reflects the intense pressure on mortgage originations due to the dramatic collapse of the mortgage refinance market and the weakening mortgage purchase market, which has suffered from a lack of housing inventory and a significant increase in mortgage interest rates resulting in customer home purchase   affordability issues. As previously discussed, the increase in interest rates which began in the fourth quarter of 2021, caused a significant increase in credit spreads which accelerated into the second quarter and third quarters of 2022, resulting in a substantial over supply of low coupon originations causing a severe decline in margins and diminishing capital market distribution exits for originators reliant upon an aggregation execution model.  To mitigate the risks associated with reduced distribution exits and extended settlement timelines, we began to pull back on production, significantly increasing the pricing on our loan products as well as completely shifting to best-efforts delivery for non-agency production in the first quarter of 2022.  As a result, origination volumes decreased significantly during the third quarter of 2022.  For the three months ended September 30, 2022, we originated and sold $62.0 million and $83.2 million of mortgage loans, respectively, as compared to $682.6 million and $563.1 million of loans originated and sold, respectively, during the same period in 2021.  During the three months ended September 30, 2022, as a result of historically low volume our margins were (110) bps as compared to 287 bps during the same period in 2021.

Servicing fees (expenses), net.  For the three months ended September 30, 2022, servicing fees (expenses), net were fees of $32 thousand compared to an expense of $124 thousand in the comparable 2021 period.  The reduction in servicing expenses, net was due to the increase in the average size of our mortgage servicing portfolio resulting in increased servicing fees as compared to the third quarter of 2021.  The servicing portfolio average balance increased 20% to $70.1 million for the three months ended September 30, 2022 as compared to an average balance of $58.5 million for the comparable period in 2021.  While we continue to selectively retain mortgage servicing, we will continue to recognize an immaterial amount of servicing fees, net or servicing expenses, net related to the small UPB of remaining servicing portfolio at September 30, 2022.  During the three months ended September 30, 2022, we had no servicing retained loan sales.

Gain on mortgage servicing rights, net

	For the Three Months Ended September 30,
			$	%
	2022	2021	Change	Change
Gain on sale of mortgage servicing rights	$181	$143	$38	27%
Changes in fair value:
Due to changes in valuation market rates, inputs or assumptions	42	7	35	500
Other changes in fair value:
Scheduled principal prepayments	(9)	(11)	2	18
Voluntary prepayments	(18)	(38)	20	53
Total changes in fair value	$15	$(42)	$57	136

Gain on mortgage servicing rights, net	$196	$101	$95	94%

For the three months ended September 30, 2022, gain on MSRs, net was a net gain of $196 thousand compared to $101 thousand in the comparable 2021 period.  For the three months ended September 30, 2022, we recorded a $15 thousand gain from change in fair value of MSRs primarily due to changes in fair value associated with changes in market interest rates, inputs and assumptions partially offset by scheduled and voluntary prepayments.  For the three months ended September 30, 2021, we recorded a $42 thousand loss from a change in fair value of MSRs primarily due to changes in scheduled and voluntary prepayments.  Additionally, during the three months ended September 30, 2022, we recorded $181 thousand gain on sale of mortgage servicing rights, net as a result of the collection of holdbacks in excess of previously reserved for amounts on prior period mortgage servicing sales.

Real estate services fees, net.  For the three months ended September 30, 2022, real estate services fees, net were $290 thousand as compared to $244 thousand in the comparable 2021 period. The real estate service fees increased slightly for the three months ended September 30, 2022 as compared to the same period in 2021, however we expect the fees will decline over time as a result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio. Additionally, as previously noted, in March 2022, we sold our residual interest certificates, and assigned certain optional termination and loan purchase rights which entailed the entire legacy securitization portfolio within the long-term mortgage portfolio.  As a result, it is our expectation that the real estate services fees generated from the long-term mortgage portfolio will continue to decline in future periods as the securitization trusts are called or collapsed by the purchaser.

Other revenues. For the three months ended September 30, 2022, other revenues were $3 thousand as compared to an expense of $11 thousand in the comparable 2021 period. The $14 thousand increase in other revenues was primarily the result of a decrease in the mark-to-market adjustment of the cash surrender value associated with the corporate-owned life insurance trusts during the third quarter of 2022 as compared to the adjustment during the third quarter of 2021.

For the Nine Months Ended September 30, 2022 compared to the Nine Months Ended September 30, 2021

	For the Nine Months Ended September 30,
			$	%
	2022	2021	Change	Change
Gain on sale of loans, net	$5,452	$50,432	$(44,980)	(89)%
Servicing fees (expense), net	27	(393)	420	107
Real estate services fees, net	732	932	(200)	(21)
Gain on mortgage servicing rights, net	351	102	249	244
Other revenues	962	308	654	212
Total revenues	$7,524	$51,381	$(43,857)	(85)%

Gain on sale of loans, net.  For the nine months ended September 30, 2022, gain on sale of loans, net was $5.5 million compared to $50.4 million in the comparable 2021 period. The decrease in gain on sale of loans, net was most notably due to a $40.1 million decrease in gain on sale of loans, a $12.6 million increase in mark-to-market losses on LHFS, a $3.3 million increase in provision for repurchases and a $413 thousand decrease in premiums from servicing retained loan sales.  Partially offsetting these decreases in gain on sale of loans, net was a $8.3 million decrease in direct origination expenses and a $3.2 million increase in realized and unrealized net gains on derivative financial instruments.

As previously discussed, the increase in interest rates which began in the fourth quarter of 2021, caused a significant increase in credit spreads which accelerated into the second and third quarters of 2022, resulting in a substantial over supply of low coupon originations causing a severe decline in margins and diminishing capital market distribution exits for originators reliant upon an aggregation execution model.  To mitigate the risks associated with reduced distribution exits and extended settlement timelines, we began to pull back on production, significantly increasing the pricing on our loan products as well as completely shifting to a best-efforts delivery for non-agency production in the first quarter of 2022.    As a result, origination volumes decreased significantly during the first nine months of 2022.  For the nine months ended September 30, 2022, we originated and sold $672.2 million and $950.9 million of mortgage loans, respectively, as compared to $2.1 billion and $2.0 billion of loans originated and sold, respectively, during the same period in 2021.  During the nine months ended September 30, 2022, margins were 81 bps as compared to 235 bps during the same period in 2021.

Servicing fees (expense), net.  For the nine months ended September 30, 2022, servicing fees, net were $27 thousand compared to a net expense of $393 thousand in the comparable 2021 period.  The reduction in servicing expenses, net was due to the increase in the average size of our mortgage servicing portfolio resulting in increased servicing fees as compared to the same period in 2021. As a result, the servicing portfolio average balance increased 53% to $72.5 million for the nine months ended September 30, 2022 as compared to an average balance of $47.4 million for the comparable period in 2021.  While we continue to selectively retain mortgage servicing, we will continue to recognize an immaterial amount of servicing fees, net or servicing expenses, net related to interim subservicing and other servicing costs related to the small UPB of remaining servicing portfolio.  During the nine months ended September 30, 2022, we had $4.5 million in servicing retained loan sales.

Gain on mortgage servicing rights, net

	For the Nine Months Ended September 30,
			$	%
	2022	2021	Change	Change
Gain on sale of mortgage servicing rights	$281	$143	$138	97%
Changes in fair value:
Due to changes in valuation market rates, inputs or assumptions	173	47	126	268
Other changes in fair value:
Scheduled principal prepayments	(35)	(37)	2	5
Voluntary prepayments	(68)	(51)	(17)	(33)
Total changes in fair value	$70	$(41)	$111	271

Gain on mortgage servicing rights, net	$351	$102	$249	244%

For the nine months ended September 30, 2022, gain on MSRs, net was a net gain of $351 thousand compared to a net gain of $102 thousand in the comparable 2021 period.  For the nine months ended September 30, 2022, we recorded a $173 thousand gain from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market rates, inputs and assumptions partially offset by $103 thousand loss from scheduled and voluntary prepayments.  For the nine months ended September 30, 2021, we recorded an $88 thousand loss from voluntary and scheduled prepayments partially offset by a $47 thousand gain from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market interest rates, inputs and assumptions.  Additionally, during the nine months ended September 30, 2022, we recorded $281 thousand gain on sale of mortgage servicing rights, net as a result of the collection of holdbacks in excess of previously reserved for amounts on prior period mortgage servicing sales.

Real estate services fees, net.  For the nine months ended September 30, 2022, real estate services fees, net were $732 thousand as compared to $932 thousand in the comparable 2021 period. The real estate service fees decreased for the nine months ended September 30, 2022 as compared to the same period in 2021, and will continue to decline over time as a result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio. Additionally, as previously noted, in March 2022, we sold our residual interest certificates, and assigned certain optional termination and loan purchase rights which entailed the entire legacy securitization portfolio within our long-term mortgage portfolio.  As a result, it is our expectation that the real estate services fees generated from the long-term mortgage portfolio will continue to decline in future periods as the securitization trusts are called or collapsed by the purchaser.

Other revenues. For the nine months ended September 30, 2022, other revenues were $962 thousand as compared to $308 thousand in the comparable 2021 period. The $654 thousand increase was primarily the result of an increase in the cash surrender value of the corporate-owned life insurance trusts during the first quarter of 2022, as a result of the application of prior year investment gains which get applied at the annual renewal date in the first quarter of each fiscal year.

Expenses

For the three months ended September 30, 2022 as compared to the three months ended September 30, 2021

	For the Three Months Ended September 30,
			$	%
	2022	2021	Change	Change
Personnel expense	$5,701	$12,685	$(6,984)	(55)%
General, administrative and other	4,830	4,927	(97)	(2)
Business promotion	545	2,185	(1,640)	(75)
Total expenses	$11,076	$19,797	$(8,721)	(44)%

Total expenses decreased by $8.7 million, or 44%, to $11.1 million for the three months ended September 30, 2022, compared to $19.8 million for the comparable period in 2021.  Personnel expense decreased $7.0 million to $5.7 million for the three months ended September 30, 2022 as compared to the same period in 2021. The decrease in personnel expense was primarily related to a reduction in variable compensation commensurate with reduced originations during the third quarter of 2022 as well as reductions in headcount to support reduced volume as compared to 2021.  As a result, average headcount decreased 47% for the three months ended September 30, 2022 as compared to the same period in 2021.

General, administrative and other expenses decreased $97 thousand to $4.8 million for the three months ended September 30, 2022, as compared to $4.9 million for the comparable period in 2021.  The $97 thousand decrease in general, administrative and other expenses was the result of a $706 thousand decrease in professional fees, data processing, and general administrative and other expense all related to a reduction in fundings during the period.  Partially offsetting the decrease in general administrative and other expense was a $609 thousand increase in legal fees primarily attributable to the Exchange Offer.

Business promotion expense decreased $1.6 million to $545 thousand for the three months ended September 30, 2022 as compared to $2.2 million for the same period in the prior year.  Business promotion previously remained relatively low as a result of the favorable interest rate environment requiring significantly less business promotion to source leads.  Beginning in second quarter of 2021, we began to increase our marketing expenditures in an effort to more directly target NonQM production in the retail channel, expand production expansion outside of California and maintain our lead volume as competition increased. As a result of the dislocation within the NonQM market as a result of the significant increase in interest rates, in the third quarter of 2022, we further reduced our marketing spend as we pulled back on our origination volumes to mitigate the aforementioned risks associated with the current environment.  Although we continue to source leads through digital campaigns, which allows for a more cost effective approach, the recent competitiveness among other lenders for NonQM production within the California market has driven up advertising costs.

For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

	For the Nine Months Ended September 30,
			$	%
	2022	2021	Change	Change
Personnel expense	$25,646	$39,574	$(13,928)	(35)%
General, administrative and other	15,287	15,991	(704)	(4)
Business promotion	4,165	5,146	(981)	(19)
Total expenses	$45,098	$60,711	$(15,613)	(26)%

Total expenses decreased by $15.6 million, or 26%, to $45.1 million for the nine months ended September 30, 2022, compared to $60.7 million for the comparable period in 2021.  Personnel expense decreased $13.9 million to $25.6 million for the nine months ended September 30, 2022 as compared to the same period in 2021. The decrease in personnel expense was primarily related to a reduction in variable compensation commensurate with reduced originations for the nine months ended September 30, 2022 as well as a reduction in headcount to support reduced volume as compared to the same period in 2021.  As a result, average headcount decreased 29% for the nine months ended September 30, 2022 as compared to the same period in 2021.

General, administrative and other expenses decreased $704 thousand to $15.3 million for the nine months ended September 30, 2022, as compared to $16.0 million for the same period in 2021.  The $704 thousand decrease in general, administrative and other expenses was the result of a $1.2 million decrease in data processing, professional fees and general administrative and other expense all related to a reduction in fundings during the period.  Partially offsetting the decline in general, administrative and other expenses was a $227 thousand increase in legal fees associated with the aforementioned Exchange Offer, a $184 thousand increase in CAM expense related to a true up of prior and current year maintenance for the corporate headquarters, and a $123 thousand increase within occupancy expense as we recognized right of use (ROU) asset impairment related to the sublease of approximately 1,900 square feet of a floor within our corporate office.

Business promotion expense decreased $981 thousand to $4.2 million for the nine months ended September 30, 2022 as compared to $5.1 million for the same period in the prior year.  Business promotion previously remained low as a result of prior quarters’ more favorable interest rate environment requiring significantly less business promotion to source leads.  Beginning in second quarter of 2021, we began to increase our marketing expenditures in an effort to more directly target NonQM production in the retail channel, expand production expansion outside of California and maintain our lead volume as competition increased. As a result of the dislocation within the NonQM market as a result of the significant increase in interest rates, starting in the second quarter and continuing through the third quarter of 2022, we reduced our marketing spend as we pulled back on our origination volumes to mitigate the aforementioned risks associated with the current environment.  Although we continue to source leads through digital campaigns, which allows for a more cost effective approach, the recent competitiveness among other lenders for NonQM production within the California market has driven up advertising costs.

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

	For the Three Months Ended September 30,
	2022			2021
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$—	$—	—%	$1,791,398	$15,704	3.51%
Mortgage loans held-for-sale	25,834	427	6.61	174,331	1,491	3.42
Other (1)	51,761	228	1.76	42,862	2	0.02
Total interest-earning assets	$77,595	$655	3.38%	$2,008,591	$17,197	3.42%
LIABILITIES
Securitized mortgage borrowings	$—	$—	—	$1,777,359	$13,504	3.04%
Warehouse borrowings	21,154	341	6.45	168,153	1,447	3.44
Long-term debt	34,577	1,242	14.37	45,679	1,003	8.78
Convertible notes	15,000	262	6.99	20,000	350	7.00
Other (2)	13,302	144	4.33	12,836	116	3.61
Total interest-bearing liabilities	$84,033	$1,989	9.47%	$2,024,027	$16,420	3.25%
Net interest (expense) spread (3)		$(1,334)	(6.09)%		$777	0.17%
Net interest margin (4)			(6.88)%			0.15%
(1)	Included in other assets is cash and cash equivalents.
(2)	Included in other liabilities is the corporate owned life insurance trust liability.
(3)	Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.
(4)	Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest spread income decreased $2.1 million for the three months ended September 30, 2022 primarily attributable to a decrease in the net interest spread income on the securitized mortgage collateral and securitized mortgage borrowings as a result of aforementioned sale during the first quarter of 2022, an increase in interest expense on the long-term debt and an increase in interest expense on the corporate-owned life insurance trusts (within other liabilities).   Offsetting the decrease in net interest (expense) spread income was an increase in interest income on cash deposits, an increase in the net interest spread income between loans held-for-sale and their related warehouse borrowings (a positive spread of 16 bps for the three months ended September 30, 2022 as compared to a negative spread of 2 bps for the same period in the prior year) as well as a reduction in interest expense on the convertible notes.  As a result, the net interest margin decreased to (6.88)% for the three months ended September 30, 2022 from 0.15% for the three months ended September 30, 2021.

Due to the aforementioned sale and transfer of the legacy securitization portfolio during the first quarter of 2022, we deconsolidated the securitized mortgage trust assets and liabilities as of the sale date as we were no longer the primary beneficiary of the residual interests in the securitization trusts.  As a result, we no longer recognize interest income or expense related to the legacy securitization portfolio.  The sale and transfer of the legacy securitization portfolio resulted in a $2.2 million reduction in net interest income during the third quarter of 2022 as compared to the third quarter of 2021.  During the three months ended September 30, 2022, the yield on interest-earning assets decreased to 3.38% from 3.42% in the comparable 2021 period. The yield on interest-bearing liabilities increased to 9.47% for the three months ended September 30, 2022 from 3.25% for the comparable 2021 period.  In connection with the fair value accounting for securitized mortgage collateral and borrowings (in prior periods) and long-term debt, interest income and interest expense are recognized using effective yields based on estimated fair values for these instruments.

	For the Nine Months Ended September 30,
	2022			2021
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$351,684	$10,772	4.08%	$1,930,379	$45,404	3.14%
Mortgage loans held-for-sale	103,508	3,619	4.66	170,521	4,017	3.14
Other (1)	51,438	312	0.81	48,909	8	0.02
Total interest-earning assets	$506,630	$14,703	3.87%	$2,149,809	$49,429	3.07%
LIABILITIES
Securitized mortgage borrowings	$346,358	$9,575	3.69%	$1,917,371	$38,898	2.70%
Warehouse borrowings	96,734	2,965	4.09	164,496	4,176	3.38
Long-term debt	40,810	3,350	10.95	45,283	2,968	8.74
Convertible notes	17,344	913	7.02	20,000	1,050	7.00
Other (2)	13,185	379	3.83	12,721	341	3.57
Total interest-bearing liabilities	$514,431	$17,182	4.45%	$2,159,871	$47,433	2.93%
Net interest (expense) spread (3)		$(2,479)	(0.58)%		$1,996	0.14%
Net interest margin (4)			(0.65)%			0.12%
(1)	Included in other assets is cash and cash equivalents.
(2)	Included in other liabilities is the corporate owned life insurance trust liability.
(3)	Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.
(4)	Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest spread income decreased $4.5 million for the nine months ended September 30, 2022 primarily attributable to a decrease in the net interest spread income on the securitized mortgage collateral and securitized mortgage borrowings, an increase in interest expense on the long-term debt and an increase in interest expense on the corporate-owned life insurance trusts (within other liabilities).   Offsetting the decrease in net interest (expense) spread income was an increase in the net interest spread income between loans held-for-sale and their related warehouse borrowings (a positive spread of 57 bps for the nine months ended September 30, 2022 as compared to a negative spread of 24 bps for the same period in the prior year), an increase in interest income on cash deposits as well as a reduction in interest expense on the convertible notes.  As a result, the net interest margin decreased to (0.65)% for the nine months ended September 30, 2022 from 0.12% for the nine months ended September 30, 2021.

Due to the aforementioned sale and transfer of the legacy securitization portfolio during the first quarter of 2022, we deconsolidated the securitized mortgage trust assets and liabilities as of the sale date as we were no longer the primary beneficiary of the residual interests in the securitization trusts.  As a result, we no longer recognize interest income or expense related to the legacy securitization portfolio.  The sale and transfer of the legacy securitization portfolio resulted in a $5.3 million reduction in net interest income for the nine months ended September 30, 2022 as compared to the same period in 2021. During the nine months ended September 30, 2022, the yield on interest-earning assets increased to 3.87% from 3.07% in the comparable 2021 period. The yield on interest-bearing liabilities increased to 4.45% for the nine months ended September 30, 2022 from 2.93% for the comparable 2021 period.  In connection with the fair value accounting for securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense are recognized using effective yields based on estimated fair values for these instruments.

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

During the three months ended September 30, 2022, the fair value of long-term debt decreased by $2.6 million to $33.3 million from $35.9 million at June 30, 2022. The decrease in estimated fair value was the result of a $3.3 million change in the instrument specific credit risk primarily the result of an increase in the discount rate associated with the

Company’s risk profile partially offset by a $435 thousand change in the market specific credit risk as a result of an increase in the risk free rate component of the discount rate and forward LIBOR curve as compared to the second quarter of 2022, partially offset by a $287 thousand increase due to accretion.  During the nine months ended September 30, 2022, the fair value of long-term debt decreased by $13.3 million to $33.3 million from $46.5 million at December 31, 2021. The decrease in estimated fair value was the result of an $11.1 million change in the instrument specific credit risk primarily the result of an increase in the discount rate associated with the Company’s risk profile, a $3.2 million change in the market specific credit risk as a result of an increase in the risk free rate component of the discount rate and forward LIBOR curve during 2022, partially offset by a $1.0 million increase due to accretion.

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

Change in fair value of net trust assets, including trust REO gains (losses)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Change in fair value of net trust assets, excluding REO	$—	$3,381	$9,248	$(1,991)
Gains (losses) from REO	—	(269)	—	1,289
Change in fair value of net trust assets, including trust REO gains (losses)	$—	$3,112	$9,248	$(702)

The decrease in change in fair value of net trust assets, including trust REO (residual interests in securitizations) for the three months ended September 30, 2022 was due to the aforementioned sale and transfer of the legacy securitization portfolio during the first quarter of 2022.

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $9.2 million for the nine months ended September 30, 2022.  As previously noted, in March 2022, we sold our residual interest certificates, and assigned certain optional termination and loan purchase rights which entails the entire legacy securitization portfolio within our long-term mortgage portfolio.  As a result, in March 2022, we recorded a $9.2 million increase in fair value, net of $277 thousand in transaction costs related to the transfer of the legacy securitization portfolio.

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

Income Taxes

For the three and nine months ended September 30, 2022, we recorded income tax expense of approximately $7 thousand and $46 thousand, respectively, which was the result of state income taxes from states where the Company does not have net operating loss (NOL) carryforwards or state minimum taxes.  For the three and nine months ended September 30, 2021, the Company recorded income tax expense of approximately $21 thousand and $63 thousand, respectively, which was the result of applying 1) the calculated annual effective tax rate (ETR) against the year to date net loss, and 2) the discrete method in jurisdictions where the Company meets an exception to using ETR.  The net deferred tax assets (DTA) were fully reserved for at September 30, 2022, consistent with December 31, 2021.

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

Results of Operations by Business Segment

We have three primary operating segments: Mortgage Lending, Long-Term Mortgage Portfolio and Real Estate Services. Unallocated corporate and other administrative costs, including the cost associated with being a public company, are presented in Corporate. Segment operating results are as follows:

Mortgage Lending

	For the Three Months Ended September 30,
			$	%
	2022	2021	Change	Change
(Loss) gain on sale of loans, net	$(682)	$19,608	$(20,290)	(103)%
Servicing fees (expense), net	32	(124)	156	126
Gain on mortgage servicing rights, net	196	101	95	94
Total revenues	(454)	19,585	(20,039)	(102)

Other income	315	46	269	585

Personnel expense	(4,427)	(11,096)	6,669	60
Business promotion	(545)	(2,183)	1,638	75
General, administrative and other	(1,242)	(1,803)	561	31
(Loss) earnings before income taxes	$(6,353)	$4,549	$(10,902)	(240)%

For the three months ended September 30, 2022, (loss) gain on sale of loans, net was a loss of $682 thousand compared to a gain of $19.6 million in the comparable 2021 period. The decrease in gain on sale of loans, net was most notably due to a $17.6 million decrease in gain on sale of loans, a $5.7 million decrease in mark-to-market gains on LHFS, a $605 thousand increase in provision for repurchases, a $469 thousand decrease in realized and unrealized net gains on derivative financial instruments and a $246 thousand decrease in premiums from servicing retained loan sales.  Partially offsetting these decreases was a $4.3 million decrease in direct origination expenses.

The sharp and unexpected decline in gain on sale reflects the intense pressure on mortgage originations due to the dramatic collapse of the mortgage refinance market and the weakening mortgage purchase market, which has suffered from a lack of housing inventory and a significant increase in mortgage interest rates resulting in customer home purchase   affordability issues. As previously discussed, the increase in interest rates which began in the fourth quarter of 2021, caused a significant increase in credit spreads which accelerated into the second quarter and third quarter of 2022, resulting in a substantial over supply of low coupon originations causing a severe decline in margins and diminishing capital market distribution exits for originators reliant upon an aggregation execution model.  To mitigate the risks associated with reduced distribution exits and extended settlement timelines, we began to pull back on production, significantly increasing the pricing on our loan products as well as completely shifting to best-efforts delivery for non-agency production in the first quarter of 2022.  As a result, origination volumes decreased significantly during the third quarter of 2022.  For the three months ended September 30, 2022, we originated and sold $62.0 million and $83.2 million of mortgage loans, respectively, as compared to $682.6 million and $563.1 million of loans originated and sold, respectively, during the same period in 2021.  During the three months ended September 30, 2022, as a result of historically low volume our margins were (110) bps as compared to 287 bps during the same period in 2021.

For the three months ended September 30, 2022, servicing fees (expenses), net were fees of $32 thousand compared to an expense of $124 thousand in the comparable 2021 period.  The reduction in servicing expenses, net was due to the increase in the average size of our mortgage servicing portfolio resulting in increased servicing fees as compared to the third quarter of 2021.  The servicing portfolio average balance increased 20% to $70.1 million for the three months ended September 30, 2022 as compared to an average balance of $58.5 million for the comparable period in 2021.  While we continue to selectively retain mortgage servicing, we will continue to recognize an immaterial amount of servicing fees, net or servicing expenses, net related to the small UPB of remaining servicing portfolio at September 30, 2022.  During the three months ended September 30, 2022, we had no servicing retained loan sales.

For the three months ended September 30, 2022, gain on MSRs, net was a net gain of $196 thousand compared to $101 thousand in the comparable 2021 period.  For the three months ended September 30, 2022, we recorded a $15 thousand gain from change in fair value of MSRs primarily due to changes in fair value associated with changes in market interest rates, inputs and assumptions partially offset by scheduled and voluntary prepayments.  For the three months ended September 30, 2021, we recorded a $42 thousand loss from a change in fair value of MSRs primarily due to changes in scheduled and voluntary prepayments.  Additionally, during the three months ended September 30, 2022, we recorded $181 thousand gain on sale of mortgage servicing rights, net as a result of the collection of holdbacks in excess of previously reserved for amounts on prior period mortgage servicing sales.

For the three months ended September 30, 2022, other income increased to $315 thousand as compared to $46 thousand in the comparable 2021 period. The $269 thousand increase in other income was primarily due to a $224 thousand increase in interest income on cash deposits due to the increase in interest rates as well as a $42 thousand increase in interest spread between loans held-for-sale and their related warehouse borrowings during the three months ended September 30, 2022 as compared to the comparable period in 2021.  As a result of the increase in interest rates which began in the fourth quarter of 2021, as well as our efforts to increase the weighted average coupon on our production, we have positive net interest carry on our originations as the note rates on the underlying mortgage loans financed in most instances was greater than the financing rates on our warehouse lines of credit financing the originations, as compared to negative spread for the same period in the prior year.

Personnel expense decreased $6.7 million to $4.4 million for the three months ended September 30, 2022 as compared to the same period in 2021.  The decrease in personnel expense is primarily related to a reduction in variable compensation commensurate with reduced originations during the third quarter of 2022 as well as a reduction in headcount to support reduced volume as compared to 2021.  As a result, average headcount decreased 58% in the mortgage lending segment for the three months ended September 30, 2022 as compared to the same period in 2021.

Business promotion expense decreased $1.6 million to $545 thousand for the three months ended September 30, 2022 as compared to $2.2 million for the same period in the prior year.  Business promotion previously remained relatively low as a result of the favorable interest rate environment requiring significantly less business promotion to source leads.  Beginning in second quarter of 2021, we began to increase our marketing expenditures in an effort to more directly target NonQM production in the retail channel, expand production expansion outside of California and maintain our lead volume as competition increased. As a result of the dislocation within the NonQM market as a result of the significant increase in interest rates, in the third quarter of 2022, we further reduced our marketing spend as we pulled back on our origination volumes to mitigate the aforementioned risks associated with the current environment.  Although we continue to source leads through digital campaigns, which allows for a more cost effective approach, the recent competitiveness among other lenders for NonQM production within the California market has driven up advertising costs.

General, administrative and other expenses decreased $561 thousand to $1.2 million for the three months ended September 30, 2022, as compared to $1.8 million for the same period in 2021.  During the three months ended September 30, 2022, general, administrative and other expenses decreased $652 thousand due to a decrease in occupancy, professional fees, data processing, and other expense all related to a reduction in fundings during the period.  Partially offsetting the decrease in general, administrative and other expenses was a $90 thousand increase in legal fees associated with an increase in litigation and related expenses.

	For the Nine Months Ended September 30,
			$	%
	2022	2021	Change	Change
Gain on sale of loans, net	$5,452	$50,432	$(44,980)	(89)%
Servicing fees (expense), net	27	(393)	420	107
Gain on mortgage servicing rights, net	351	102	249	244
Total revenues	5,830	50,141	(44,311)	(88)

Other income (expense)	968	(129)	1,097	850

Personnel expense	(21,190)	(34,758)	13,568	39
Business promotion	(4,172)	(5,140)	968	19
General, administrative and other	(4,741)	(6,700)	1,959	29
(Loss) earnings before income taxes	$(23,305)	$3,414	$(26,719)	(783)%

For the nine months ended September 30, 2022, gain on sale of loans, net was a gain of $5.5 million compared to a gain of $50.4 million in the comparable 2021 period. The decrease in gain on sale of loans, net was most notably due to a $40.1 million decrease in gain on sale of loans, a $12.6 million increase in mark-to-market losses on LHFS, a $3.3 million increase in provision for repurchases and a $413 thousand decrease in premiums from servicing retained loan sales.  Partially offsetting these decreases in gain on sale of loans, net was a $8.3 million decrease in direct origination expenses and a $3.2 million increase in realized and unrealized net gains on derivative financial instruments.

As previously discussed, the increase in interest rates which began in the fourth quarter of 2021, caused a significant increase in credit spreads which accelerated into the second and third quarters of 2022, resulting in a substantial over supply of low coupon originations causing a severe decline in margins and diminishing capital market distribution exits for originators reliant upon an aggregation execution model.  To mitigate the risks associated with reduced distribution exits and extended settlement timelines, we began to pull back on production, significantly increasing the pricing on our loan products as well as completely shifting to a best-efforts delivery for non-agency production in the first quarter of 2022.    As a result, origination volumes decreased significantly during the first nine months of 2022.  For the nine months ended September 30, 2022, we originated and sold $672.2 million and $950.9 million of mortgage loans, respectively, as compared to $2.1 billion and $2.0 billion of loans originated and sold, respectively, during the same period in 2021.  During the nine months ended September 30, 2022, margins were 81 bps as compared to 235 bps during the same period in 2021.

For the nine months ended September 30, 2022, servicing fees (expense), net were $27 thousand compared to an expense of $393 thousand in the comparable 2021 period.  The reduction in servicing expenses, net was due to the increase in the average size of our mortgage servicing portfolio resulting in increased servicing fees as compared to the same period in 2021. As a result, the servicing portfolio average balance increased 53% to $72.5 million for the nine months ended September 30, 2022 as compared to an average balance of $47.4 million for the comparable period in 2021.  While we continue to selectively retain mortgage servicing, we will continue to recognize an immaterial amount of servicing fees, net or servicing expenses, net related to interim subservicing and other servicing costs related to the small UPB of remaining servicing portfolio.  During the nine months ended September 30, 2022, we had $4.5 million in servicing retained loan sales.

For the nine months ended September 30, 2022, gain on MSRs, net was a net gain of $351 thousand compared to a net gain of $102 thousand in the comparable 2021 period.  For the nine months ended September 30, 2022, we recorded a $173 thousand gain from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market rates, inputs and assumptions partially offset by $103 thousand loss from scheduled and voluntary prepayments.  For the nine months ended September 30, 2021, we recorded an $88 thousand loss from voluntary and scheduled prepayments partially offset by a $47 thousand gain from a change in fair value of MSRs primarily due to changes in fair value associated with changes in market interest rates, inputs and assumptions.  Additionally, during the nine months ended September 30, 2022, we recorded $281 thousand gain on sale of mortgage servicing rights, net as a result of the collection of holdbacks in excess of previously reserved for amounts on prior period mortgage servicing sales.

For the nine months ended September 30, 2022, other income (expense) increased to income of $968 thousand as compared to expense of $129 thousand in the comparable 2021 period. The $1.1 million increase in other income was primarily due to a $813 thousand increase net interest spread between loans held-for-sale and their related warehouse borrowings during the nine months ended September 30, 2022 as compared to the comparable period in 2021.  As a result of the increase in interest rates which began in the fourth quarter of 2021, as well as our efforts to increase the weighted average coupon on our production, we have positive net interest carry on our originations as the note rates on the underlying mortgage loans financed in most instances is greater than the financing rates on our warehouse lines of credit financing the originations, as compared to negative spread for the same period in the prior year. Additionally, for the 2022, interest income on cash deposits increased $303 thousand as compared to the same period in the prior year, due to the recent increases in interest rates.

Personnel expense decreased $13.6 million to $21.2 million for the nine months ended September 30, 2022 as compared to the same period in 2021.  The decrease in personnel expense is primarily related to a reduction in variable compensation commensurate with reduced originations during the first nine months of 2022 as well as a reduction in headcount to support reduced origination volume as compared to 2021.  As a result, average headcount decreased 36% in the mortgage lending segment for the nine months ended September 30, 2022 as compared to the same period in 2021.  Although personnel expense decreased in the mortgage lending segment during the first nine months of 2022, it increased to 315 bps of fundings as compared to 162 bps for the comparable 2021 period.

Business promotion expense decreased $968 thousand to $4.2 million for the nine months ended September 30, 2022 as compared to $5.1 million for the same period in the prior year.  Business promotion previously remained low as a result of prior quarters’ more favorable interest rate environment requiring significantly less business promotion to source leads.  Beginning in second quarter of 2021, we began to increase our marketing expenditures in an effort to more directly target NonQM production in the retail channel, expand production expansion outside of California and maintain our lead volume as competition increased. As a result of the dislocation within the NonQM market as a result of the significant increase in interest rates, starting in the second quarter of 2022 and continuing through the third quarter of 2022, we reduced our marketing spend as we pulled back on our origination volumes to mitigate the aforementioned risks associated with the current environment.  Although we continue to source leads through digital campaigns, which allows for a more cost effective approach, the recent competitiveness among other lenders for NonQM production within the California market has driven up advertising costs.

General, administrative and other expenses decreased $2.0 million to $4.7 million for the nine months ended September 30, 2022, as compared to $6.7 million for the same period in 2021.  During the nine months ended September 30, 2022, general, administrative and other expenses decreased by $2.0 million primarily due to a $1.2 million decrease in occupancy, data processing, and other expense all related to a reduction in loan fundings during the period, as well as an $887 thousand decrease in legal fees associated with a decrease in litigation and related expenses.  Partially offsetting the reduction in general, administrative and other expenses was a $162 thousand increase in professional fees primarily associated with preparation and planning for a loan origination system consolidation and implementation during the first quarter of 2022.

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

	For the Three Months Ended September 30,
			$	%
	2022	2021	Change	Change
Other revenue	$29	$24	$5	21%

Personnel expense	(17)	(27)	10	37
General, administrative and other	(52)	(215)	163	76
Total expenses	(69)	(242)	173	71

Net interest (expense) income	(1,242)	1,197	(2,439)	(204)
Change in fair value of long-term debt	(435)	(1,803)	1,368	76
Change in fair value of net trust assets, including trust REO gains	—	3,112	(3,112)	(100)
Total other (expense) income	(1,677)	2,506	(4,183)	(167)
(Loss) earnings before income taxes	$(1,717)	$2,288	$(4,005)	(175)%

For the three months ended September 30, 2022, general, administrative and other expense decreased $163 thousand to $52 thousand as compared to $215 thousand for the same period in 2021. The decrease in general, administrative and other expense for the three months ended September 30, 2022 was due to the aforementioned sale and transfer of the legacy securitization portfolio during the first quarter of 2022.

For the three months ended September 30, 2022, net interest (expense) income was an expense of $1.2 million as compared to income of $1.2 million for the same period in 2021. Net interest income decreased $2.4 million for the three months ended September 30, 2022 primarily attributable to a $2.1 million decrease as a result of the sale of the legacy portfolio in March 2022.  Additionally, interest expense on the long-term debt increased $239 thousand as a result of an increase in 3-month LIBOR as compared to the third quarter of 2021.

During the three months ended September 30, 2022, the fair value of long-term debt decreased by $2.6 million to $33.3 million from $35.9 million at September 30, 2022. The decrease in estimated fair value was the result of a $3.3 million change in the instrument specific credit risk primarily the result of an increase in the discount rate associated with the Company’s risk profile partially offset by a $435 thousand change in the market specific credit risk as a result of an increase in the risk free rate component of the discount rate and forward LIBOR curve as compared to the second quarter of 2022, partially offset by a $287 thousand increase due to accretion.

The decrease in change in fair value of net trust assets, including trust REO (residual interests in securitizations) for the three months ended September 30, 2022 was due to the aforementioned sale and transfer of the legacy securitization portfolio during the first quarter of 2022.

	For the Nine Months Ended September 30,
			$	%
	2022	2021	Change	Change
Other revenue	$72	$92	$(20)	(22)%

Personnel expense	(67)	(82)	15	18
General, administrative and other	(144)	(416)	272	65
Total expenses	(211)	(498)	287	58

Net interest (expense) income	(2,152)	3,538	(5,690)	(161)
Change in fair value of long-term debt	3,187	638	2,549	400
Change in fair value of net trust assets, including trust REO gains (losses)	9,248	(702)	9,950	1417
Total other income	10,283	3,474	6,809	196
Earnings before income taxes	$10,144	$3,068	$7,076	231%

For the nine months ended September 30, 2022, general, administrative and other expense decreased $272 thousand to $144 thousand as compared to $416 thousand for the same period in 2021. The decrease in general, administrative and other expense for the nine months ended September 30, 2022 was due to the aforementioned sale and transfer of the legacy securitization portfolio during the first quarter of 2022.

For the nine months ended September 30, 2022, net interest (expense) income was an expense of $2.2 million as compared to income of $3.5 million for the same period in 2021. Net interest income decreased $5.7 million for the nine months ended September 30, 2022 primarily attributable to a $5.3 million decrease as a result of the sale of the legacy portfolio in March 2022 as well as a reduction in net interest spread on the long-term mortgage portfolio prior to the sale.  Additionally, interest expense on the long-term debt increased $382 thousand as a result of an increase in 3-month LIBOR as well as an increase in accretion.

During the nine months ended September 30, 2022, the fair value of long-term debt decreased by $13.3 million to $33.3 million from $46.5 million at December 31, 2021. The decrease in estimated fair value was the result of an $11.1 million change in the instrument specific credit risk primarily the result of an increase in the discount rate associated with the Company’s risk profile, a $3.2 million change in the market specific credit risk as a result of an increase in the risk free rate component of the discount rate and forward LIBOR curve during 2022, partially offset by a $1.0 million increase due to accretion.

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $9.2 million for the nine months ended September 30, 2022.  As previously noted, in March 2022, we sold our residual interest certificates, and assigned certain optional termination and loan purchase rights which entailed the entire legacy securitization portfolio within our long-term mortgage portfolio.  As a result, in March 2022, we recorded a $9.2 million increase in fair value, net of $277 thousand in transaction costs related to the transfer of the legacy securitization portfolio.

Real Estate Services

	For the Three Months Ended September 30,
			$	%
	2022	2021	Change	Change
Real estate services fees, net	$290	$244	$46	19%
Personnel expense	(283)	(298)	15	5
General, administrative and other	(56)	(61)	5	8
Loss before income taxes	$(49)	$(115)	$66	57%

For the three months ended September 30, 2022, real estate services fees, net were $290 thousand compared to $244 thousand in the comparable 2021 period. The increase is the result of an $58 thousand increase in in real estate services fees partially offset by a $12 thousand decrease in loss mitigation fees.  Additionally, as previously noted, in March 2022, we sold our residual interest certificates, and assigned certain optional termination and loan purchase rights which entailed the entire legacy securitization portfolio within the long-term mortgage portfolio.  Although there may be periods with slight increases in real estate service fees, it is our expectation that the real estate services fees generated from the long-term mortgage portfolio will continue to decline in future periods as the securitization trusts are called or collapsed by the purchaser.

	For the Nine Months Ended September 30,
			$	%
	2022	2021	Change	Change
Real estate services fees, net	$732	$932	$(200)	(21)%
Personnel expense	(892)	(894)	2	0
General, administrative and other	(164)	(189)	25	13
Loss before income taxes	$(324)	$(151)	$(173)	(115)%

For the nine months ended September 30, 2022, real estate services fees, net were $732 thousand compared to $932 thousand in the comparable 2021 period. The $200 thousand decrease in real estate services fees, net was primarily the result of a $151 thousand decrease in loss mitigation fees and a $49 thousand decrease in real estate service fees.  Additionally, as previously noted, in March 2022, we sold our residual interest certificates, and assigned certain optional termination and loan purchase rights which entailed the entire legacy securitization portfolio within the long-term mortgage portfolio.  As a result, it is our expectation that the real estate services fees generated from the long-term mortgage portfolio will continue to decline in future periods as the securitization trusts are called or collapsed by the purchaser.

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

	For the Three Months Ended September 30,
			$	%
	2022	2021	Change	Change
Interest expense	$(404)	$(466)	$62	13%
Other expenses	(4,483)	(4,149)	(334)	(8)
Loss before income taxes	$(4,887)	$(4,615)	$(272)	(6)%

For the three months ended September 30, 2022, interest expense decreased to $404 thousand as compared to $466 thousand in the comparable 2021 period.  The decrease was primarily due to a $88 thousand decrease in interest expense attributable to the $5.0 million pay down of the convertible notes in May 2022, partially offset by a $28 thousand increase in interest expense associated with the premium financing associated with the corporate-owned life insurance trusts liability.

For the three months ended September 30, 2022, other expenses increased to $4.5 million as compared to $4.1 million for the comparable 2021 period. During the three months ended September 30, 2022, the primary increase in other expense was a $615 thousand increase in legal and professional fees associated with the aforementioned Exchange Offer and a $186 thousand increase in occupancy expense primarily attributable to the reduction in personnel in the mortgage lending segment, which reduced allocated rent to the mortgage lending division and increased the rent in corporate.

Partially offsetting the increase in legal and occupancy expense was a $463 thousand decrease in personnel expense, professional fees, data processing, and general administrative and other expense all related to a reduction in fundings during the period.

	For the Nine Months Ended September 30,
			$	%
	2022	2021	Change	Change
Interest expense	$(1,288)	$(1,389)	$101	7%
Other expenses	(12,855)	(12,340)	(515)	(4)
Loss before income taxes	$(14,143)	$(13,729)	$(414)	(3)%

For the nine months ended September 30, 2022, interest expense decreased to $1.3 thousand as compared to $1.4 million in the comparable 2021 period.  The decrease was primarily due to a $137 thousand decrease in interest expense attributable to the $5.0 million pay down of the convertible notes in May 2022, partially offset by an $36 thousand increase in interest expense associated with the premium financing associated with the corporate-owned life insurance trusts liability.

For the nine months ended September 30, 2022, other expenses increased to $12.9 million as compared to $12.3 million for the comparable 2021 period. During the nine months ended September 30, 2022, the primary increase in other expense was a $1.3 million increase in legal and professional fees primarily associated with the aforementioned Exchange Offer, a $553 thousand increase in occupancy expense primarily attributable to ROU asset impairment of $123 thousand related to the sublease of approximately 1,900 square feet of a floor within our corporate office, a $173 thousand increase in CAM expense related to a true up of prior and current year maintenance for the building as well as a reduction in allocated rent to the mortgage lending division.  Partially offsetting the increase in other expenses was a $683 thousand increase in the cash surrender value of the corporate-owned life insurance trusts for the nine months ended September 30, 2022, as a result of the application of prior year investment gains which get applied at the annual renewal date in the first quarter of each fiscal year, as well as a $806 decrease in personnel expense, professional fees, data processing, and general administrative and other expense all related to a reduction in fundings during the period.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our chief executive officer and interim principal financial officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e). Based on that evaluation, the Company’s chief executive officer and interim principal financial officer concluded that, September 30, 2022, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

Legal Proceedings

Information with respect to this item may be found in Note 11 – Commitments and Contingencies of the “Notes to Unaudited Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A:  RISK FACTORS

Reference is made to Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, which sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Except as set forth below, there have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

Our success is dependent on our ability to increase the profitability of our mortgage originations.

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

If we are unable to generate sufficient net earnings from our mortgage lending operations, we may be unable to satisfy our future operating costs and liabilities, including repayment of our debt obligations.  This could result in a material adverse effect on the Company. If we do not become profitable, and improve our near-term liquidity, we also will need to consider other restructuring alternatives available to us at that time. Those alternatives may include, but are not limited to, (i) the transfer of certain of our assets to our lenders to fulfill our obligations, (ii) the sale of profitable assets or of the Company, (iii) a distribution or spin-off of profitable assets, (iv) liquidation or distribution of our assets, (v) alternative offers to exchange our outstanding securities and debt obligations, (vi) the incurrence of additional debt, (vii) obtaining additional equity capital on terms that may be onerous or highly dilutive (viii) modifying existing, or exploring new, loan origination channels, and/or (ix) joint ventures.

We may not be able to access financing sources on favorable terms, or at all, which could adversely affect our ability to implement and operate our business as planned.

Future financing sources may include borrowings in the form of credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities, structured financing arrangements, public and private equity and debt issuances and derivative instruments, in addition to transactions or asset specific funding arrangements. Our access to sources of financing depends upon a number of factors some of which we have little or no control over, including general market conditions, resources and policies or lenders. In addition, if regulatory capital requirements imposed on our private lenders change, they may be required to limit, or increase the cost of, financing they provide to us. This could potentially increase our financing costs and reduce our liquidity as well as limit our ability to expand our mortgage operations.  Depending on market conditions at the relevant time, we may have to rely more heavily on additional equity issuances, which may be dilutive to our shareholders, or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations and future business opportunities. We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which could negatively affect our results of operations. If our access to such funds are restricted or are on terms that are materially changed, we may not be able to continue those operations which may affect our income and loan origination volumes.  During the nine months ended September 30, 2022, we have reduced our warehouse lending capacity to $325.0 million from $615.0 at December 31, 2021, as we (a) did not renew the $65.0 million facility that expired in May 2022, (b) reduced the $200.0 million facility to $50.0 million in July 2022 and (c) did not renew the facility at its September 2022 expiration; additionally we reduced the capacity of the $50.0 million funding facility to $25.0 million and the maturity of the line was moved up to December 31, 2022.  In October we entered into a $1.0 million committed facility which expires in October 2023. In November 2022, we expect to further reduce our warehouse lending capacity to $41.0 million, reducing the $300.0 million funding facility to $15.0 million upon renewal of the line as the line was predominately used for conventional and government insured originations.  As of September 30, 2022, we were not in compliance with certain warehouse lending related covenants, and received the necessary waivers.

If we do not continue to satisfy the NYSE American continued listing requirements, our Common Stock could be delisted from the NYSE American.

The listing of our Common Stock on the NYSE American is contingent on our compliance with the NYSE American’s conditions for continued listing, including requirements relating to maintaining minimum stockholders’ equity. We cannot assure you that we will be able to meet those listing conditions and anticipate receiving a notice of noncompliance from the NYSE American following the reporting of our financial results for the quarter ended September 30, 2022 which will require us to timely submit an acceptable compliance plan with the NYSE American in order to maintain the continued listing of our Common Stock. If the NYSE American delists our Common Stock from trading on its exchange due to our failure to meet the NYSE American’s listing conditions, we and our security holders could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

On August 26, 2022, the Company received a notification (the Deficiency Letter) from the NYSE American stating that the Company was not in compliance with a certain NYSE American continued listing standard relating to stockholders’ equity. Specifically, the Deficiency Letter stated that the Company is not in compliance with Sections 1003(a)(i) and 1003(a)(iii) of the NYSE American Company Guide, which requires an issuer to have, respectively, stockholder’s equity of $4 million or more if it has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years and stockholders’ equity of $6.0 million or more if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years. The Deficiency Letter noted that Company had stockholders’ equity of $3.5 million as of June 30, 2022 and has reported net losses from continuing operations in its five most recent fiscal years ended December 31, 2021.

The Company was required to submit a plan to the NYSE American by September 26, 2022 advising of actions it has taken or will take to regain compliance with the continued listing standards by February 26, 2024. The Company timely submitted a plan but cannot give any assurance that the plan will be accepted. If the Company’s plan is not accepted, or if the Company does not make progress consistent with the plan, or if the Company fails to regain compliance by the deadline, the NYSE American may commence delisting procedures.

The Company’s Common Stock will continue to be listed on the NYSE American while it attempts to regain compliance with the listing standard noted, subject to the Company’s compliance with other continued listing requirements. The Common Stock will continue to trade under the symbol “IMH,” but will have an added designation of “.BC” to indicate that the Company is not in compliance with the NYSE American’s listing standards. The NYSE American notification does not affect the Company’s business operations or its SEC reporting requirements and does not conflict with or cause an event of default under any of the Company’s material agreements.

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

3.1(n)

Articles of Amendment to the Company’s Charter to permit the closing of the Company’s Exchange Offers and make the Series B Preferred Stock redeemable for certain stock consideration, dated October 24, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-k filed with the Securities and Exchange Commission on October 26, 2022).

3.1(o)

Articles of Amendment to the Company’s Charter to permit the closing of the Company’s Exchange Offers and make the Series C Preferred Stock redeemable for certain stock and warrant consideration, dated October 24, 2022 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-k filed with the Securities and Exchange Commission on October 26, 2022).

3.1(p)

Articles Supplementary to the Company’s Charter designating 8.25% Series D Cumulative Redeemable Preferred Stock, liquidation preference 0.10 per share, par value $0.01 per share, dated October 24, 2022 (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-k filed with the Securities and Exchange Commission on October 26, 2022).

4.1

Warrant Agreement with American Stock Transfer & Trust Company, dated October 25, 2022 2022 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-k filed with the Securities and Exchange Commission on October 26, 2022).

4.2	Form of Warrant issued in Exchange Offer for Company’s Series C Preferred Stock (included in Exhibit 4.1).
4.3

First Amendment to Tax Benefits Preservation Agreement dated as of August 26, 2022 by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-k filed with the Securities and Exchange Commission on August 29, 2022).

10.1	Employment, Separation and General Release Agreement between Obi Nwokorie and Impac Mortgage Holdings, Inc, dated July 27th, 2022.**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from Impac Mortgage Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline eXtensible Business Reporting Language (XBRL): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations and Comprehensive (loss) earnings, (3) the Condensed Consolidated Statements of Cash Flows, and (4) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

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

**

Attachments omitted pursuant to Item 601(a)(5) of Regulation S-K. Company undertakes to provide omitted schedules and attachments to the SEC upon request. Portions of this exhibit have been omitted as such information is not material and is the type that the Company normally treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPAC MORTGAGE HOLDINGS, INC.

/s/ GEORGE MANGIARACINA
George Mangiaracina
Chief Executive Officer
November 14, 2022

/s/ JON GLOECKNER
Jon Gloeckner
SVP, Treasury & Financial Reporting
(Interim Principal Financial Officer and Principal Accounting Officer)
November 14, 2022