Form 10-K
period 2022-12-31
IMPAC MORTGAGE HOLDINGS INC
filed 2023-03-16
CIK 1000298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022 or

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 1-14100

IMPAC MORTGAGE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Maryland	33-0675505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4000 MacArthur Blvd., Suite 6000, Newport Beach, CA 92660

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $7.4 million, based on the closing sales price of common stock on the NYSE American on June 30, 2022. For purposes of the calculation only, all directors and executive officers and beneficial holders of more than 10% of the stock of the registrant have been deemed affiliates. There were 36,568,876 shares of common stock outstanding as of March 9, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K. The proxy statement will be filed by the registrant with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

IMPAC MORTGAGE HOLDINGS, INC.

2022 FORM 10-K ANNUAL REPORT

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

Available Information

Our internet website address is www.impaccompanies.com. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements for our annual stockholders’ meetings, as well as any amendments to those reports, free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. You can learn more about us by reviewing our SEC filings on our website by clicking on “Investor Relations” located on our home page and proceeding to “Financial Information.” We also make available on our website, under “Corporate Governance,” charters for the audit, compensation, and governance and nominating committees of our board of directors, our Code of Business Conduct and Ethics, our Corporate Governance Guidelines and other company information, including amendments to such documents and waivers, if any, to our Code of Business Conduct and Ethics. These documents will also be furnished, free of charge, upon written request to Impac Mortgage Holdings, Inc., Attention: Stockholder Relations, 4000 MacArthur Blvd., Suite 6000, Newport Beach, CA 92660. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including our Company.

Our Company

We were founded in 1995 and are an established nationwide independent residential mortgage lender which originates, sells and services residential mortgage loans. We originate non-qualified mortgages (NonQM), conventional mortgage loans, which are intended to be eligible for sale to U.S. government-sponsored enterprises (GSEs), including the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) (conventional loans), and government-insured mortgage loans eligible for government securities issued through the Government National Mortgage Association (Ginnie Mae or government loans).

Recent Updates

As part of our continuous expense management assessment, as previously noted, we have undertaken a number of initiatives during the latter half of 2022 and into the first quarter of 2023 that we believe will significantly reduce our expense run rate.  In January 2023, we exited our legacy commercial office space of 120,000 sq. ft. and relocated to a new 19,000 sq.ft. office space.  The reduction of space was made possible by our ability to maintain a majority of our workforce as a hybrid or remote workforce, minimizing in-office space needs.  In accordance with the terms of the lease termination agreement, we paid termination consideration of $3.0 million. We estimate that the amount of base rent, common area maintenance (CAM) charges, storage, parking, and any other miscellaneous charges that would have been payable during the final 20 months of the original lease term would have been in excess of $8.8 million. The new lease term runs through July 31, 2025 with an average rent of $1.35 per sq. ft. over the term of the lease, which, including CAM charges, totals approximately $800 thousand over the term of the lease, resulting in significant savings.

In line with our expense management strategies, in addition to the lease termination in January 2023, we repositioned our retail consumer direct channel, CashCall Mortgage (CCM) to be a mortgage broker rather than a direct lender at the end of 2022 and into 2023.  As noted in previous years, our GSE loan originations were sold directly through aggregators.  While we remain in good standing with our aggregator partners, the cost to produce retail loans in light of the rising rate environment and severe margin compression felt across the residential mortgage industry proved challenging—resulting in lower origination volumes and higher cost to produce throughout 2022.  We believe that the broker fulfillment model has many strengths including a reduced expense load associated with personnel, operational and technology support, and reduced marketing needs due to organic lead volume generated by the CCM brand.  Broker fulfillment also supports a broader product offering to CCM consumers, allowing the Company to move away from the expense and complexity of managing multiple lending products with support from several departments. We believe adopting a more cost-effective origination strategy is essential to managing the overall monthly expense load of the retail channel while also driving revenue across a broad spectrum of product offerings to consumers.

Additionally, given our lack of conventional GSE origination volume and servicing rights over the past several years, with no direct GSE deliveries to Fannie Mae or Freddie Mac since 2016 and 2020, respectively, we intend to voluntarily relinquish our GSE Seller/Servicer designation which have been suspended during these periods of non-delivery. We expect to be a third-party originator with both GSE’s to support our broker model, as needed.

Our wholesale channel continued to experience significant volume and margin deterioration during the latter half of 2022, and into 2023.  The continued volatility experienced with the Non-QM market associated with liquidity, product offerings, expansive credit to meet consumer demand, and rising rates have all proven to be a considerable hindrance to maintaining a profitable channel in the wholesale space.  It is our belief that the market conditions and projections will not improve in the near term, and as a result in the first quarter of 2023, the Company decided to wind down operations within its wholesale channel until market conditions improve.  With minimal active loans in the pipeline, the Company had no outstanding warehousing or counterparty obligations associated with its wholesale activity. At December 31, 2022, we did not renew our $25.0 million warehouse facility, thereby further reducing warehouse capacity to $16.0 million with one counterparty.

As noted above, the Company intends to remain focused on serving consumers through its retail channel, exclusively through a broker model fulfillment strategy until market conditions improve to support other opportunities in the direct and/or wholesale lending space.

On September 14, 2022, the Company commenced exchange offers (the Exchange Offers) and a consent solicitation for its outstanding shares of its 9.375% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share (the Series B Preferred stock), and 9.125% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share (Series C Preferred stock). On October 20, 2022 (the Expiration Date), the exchange offers and consent solicitation expired with approximately 69% of the Series B Preferred stock and approximately 67% of the Series C Preferred stock tendering their shares and voting in favor of certain amendments to the Company’s charter, as discussed in further detail below. Holders of Series B Preferred stock received (the Series B Consideration), for each share of Series B Preferred stock tendered, (i) 13.33 shares of newly issued common stock and (ii) 30 shares of newly issued 8.25% Series D Cumulative Redeemable Preferred Stock (Series D Preferred stock).  Holders of Series C Preferred stock were entitled to received (the Series C Consideration), for each share of Series C Preferred stock tendered, (i) 1.25 shares of newly issued common stock, (ii) 1.5 warrants to purchase an equal number of shares of common stock at an exercise price of $5.00 per share and (iii) one share of Series D Preferred stock. In connection with the closing of the Exchange Offers, the Company issued, on October 26, 2022, a total of 7,330,319 shares of newly issued common stock, 14,773,811 shares of Series D Preferred stock and 1,425,695 warrants to purchase an equal number of shares of common stock.

Concurrently with the Exchange Offers, the Company received consent from the requisite holders of each of its outstanding Series B Preferred stock and its outstanding Series C Preferred stock to amend its charter to (i) make all shares of Series B Preferred stock that remain outstanding after the closing of the Exchange Offers redeemable for the same consideration as the Series B Consideration and (ii) make all shares of Series C Preferred stock that remain outstanding after the closing of the Exchange Offers redeemable for the same consideration as the Series C Consideration. On October 27, 2022, the Company provided notice to holders of Series B Preferred stock and Series C Preferred stock that such shares would be redeemed (the Redemption) on November 15, 2022 upon which holders of Series B Preferred stock and Series C Preferred stock will only be entitled to receive the Series B Consideration and the Series C Consideration, as the case may be.  In connection with the Redemption, the Company issued an additional approximately 3,298,439 shares of newly issued common stock, 6,599,035 shares of Series D Preferred stock and 681,923 warrants to purchase an equal number of shares of common stock.

In addition, on August 25, 2022, the Maryland Circuit Court issued an Order to Segregate Funds and/or Stock (Segregation Order) in connection with the Timm, et al v. Impac Mortgage Holdings, Inc., et al. outstanding litigation (Maryland Action) on behalf of holders of the Company’s Series B Preferred stock directing the Company, if the Exchange Offer for the Series B Preferred stock were timely completed, to deposit 13,311,840 shares of Series D Preferred stock, plus, in either event, 4,437,280 shares of newly issued common stock (collectively, the Series B Common Fund) in the custody of a third party custodian or escrow agent approved by class counsel. On December 16, 2022, the Circuit Court issued its Final Judgment Order which was entered on December 19, 2022. The Final Judgment Order granted Plaintiff Camac’s Motion for Attorney’s Fees, Litigation Costs, and Incentive Payment, granted in part and denied in part Plaintiff Timm’s Petition for Incentive Award and Payment of Costs and Expenses. The Company completed the distribution of the Series D Preferred stock and common stock to the former holders of shares of Series B Preferred stock and class counsel required by the Final Judgment Order in February 2023.

All holders of Series B Preferred stock and Series C Preferred stock in connection with the Exchange Offers and the Redemption only received the applicable consideration payable therein and were not entitled to any other payment with respect to the liquidation preference of, or any accrued and unpaid dividends on, any shares of Series B Preferred stock or Series C Preferred stock (whether or not such dividends have accumulated and whether or not such dividends accrued before or after completion of the Exchange Offers), other than the rights of holders of Series B Preferred stock to receive the 2009 Dividend Amount, as discussed in further detail in the section “Financing Activities” presented in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

Segments

Our business activities are organized and presented in three primary operating segments: Mortgage Lending, the Long-Term Mortgage Portfolio and Real Estate Services. During 2021 and 2022, our mortgage lending segment provided mortgage lending products through two lending channels, retail and wholesale and opportunistically retained mortgage servicing rights. As noted above, in 2023 we shifted to deliver the same products through a mortgage broker model.  Our long-term mortgage portfolio consisted of residual interests in securitization trusts, prior to the sale during the first quarter of 2022. Our real estate services segment performs master servicing and provides loss mitigation services for primarily our securitized long-term mortgage portfolio.  A description of each operating segment is presented below with further details and discussions of each segment’s results of operations presented in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

In addition to the segments described above, we also have a corporate segment, which supports all of the operating segments. The corporate segment includes unallocated corporate and other administrative costs as described below.

Mortgage Lending

We remain committed to offering a broad suite of mortgage lending products to consumers through our broker fulfillment model, including conventional, government, and alternative credit products.  Through this model, we have access to an expanded product offering to include more innovative products than previously available to meet the needs of borrowers who may not be served by traditional conventional and government products.  Our broker fulfillment model generates origination fees and broker fee income, net of origination costs. The overall expense of origination is significantly decreased in a broker fulfillment model due to reduced need for headcount and skillset, in addition to hedging and capital markets execution risks. We do not retain interest income during the period of origination to sale of loan, nor do we retain gains or have exposure to any losses when loans are sold to third party investors. Mortgage servicing rights are not maintained in the broker fulfillment model.

Non-QM loans are loans that do not meet the qualified mortgage (QM) guidelines set out by the Consumer Financial Protection Bureau (CFPB).  While we believe there is an underserved mortgage market for these consumers, such as self-employed borrowers, the addressable Non-QM market has retracted significantly from the prior year due to rate and credit changes in the market. Under the broker fulfillment model, we have engaged with a number of lenders who are able to offer competitive Non-QM products that serve the needs of our borrowers.

We reserve an opportunistic approach with respect to originating Federal Housing Administration (FHA) and Veterans Affairs (VA) loans as a direct lender, as well as holding the mortgage servicing rights of these Ginnie Mae securitizable loans. We have participated in Ginnie Mae securitizations in the past, and maintain our Housing and Urban Development (HUD), VA, and Ginnie Mae designations in good standing. While we currently do not hold any Ginnie Mae servicing, we welcome the development of market conditions that would attract borrowers to these government-sponsored loan programs and allow us to participate in meaningful origination activity. Currently, the rate environment has been prohibitively high which  has reduced volume materially.  Despite changes to FHA and VA guidelines in the first quarter of 2023 to allow for lower mortgage insurance premiums (MIP) and Funding Fee charges, the only available products due to streamline refinance restrictions are cash-out refinance and purchase transactions.

We maintain our licensing status and ability to lend directly as a nationwide mortgage lender; however, the change to our business model is reflective of the need to promote flexibility to drive revenue and reduce expenses while still offering a competitive product to consumers. The broker fulfillment model allows us to originate loans eligible for sale to Fannie Mae and Freddie Mac, NonQM and Jumbo mortgages and loans eligible for government insurance (government loans) by the FHA, VA, and United States Department of Agriculture (USDA), as well as second lien products. We currently originate mortgages through our wholly-owned subsidiary, IMC, under which our retail channel, CCM, is situated.

Our origination volumes decreased 76% in 2022 to $693.7 million as compared to $2.9 billion in 2021. Of the $693.7 million in total originations in 2022, approximately $422.0 million, or 61%, was originated through the retail channel. In contrast, during 2021, our retail originations contributed 80% to our total origination volume.

Our origination channels, Retail and Wholesale, produce similar mortgage loan products and apply similar underwriting standards.

	For the year ended December 31,
(in millions)	2022	%	2021	%
Originations by Channel:
Retail	$422.0	61%	$2,318.3	80%
Wholesale	271.7	39	585.1	20
Total originations	$693.7	100%	$2,903.4	100%

Retail—Prior to the repositioning to a mortgage broker, our call center based retail channel utilized a high-volume, rapid response time funding model with a focus on providing exceptional customer service. The centralized retail call center was a compliment to IMC’s business-to-business origination channel and provided additional capacity to process increased origination volumes of expanded products including our NonQM loan programs and government insured Ginnie Mae programs, while having the ability to generate servicing assets for IMC.

When retail loans were originated, the origination documentation was completed inclusive of customer disclosures and other aspects of the lending process and funding of the transaction was completed internally. Our call center representatives contacted borrowers through either inbound or outbound marketing campaigns sourced from our digital marketing campaigns, TV and radio ads, purchase-money and refinance mortgage leads, including leads sourced from customer referrals and retention of customers in the servicing portfolio that are seeking to refinance or purchase a property. For the year ended December 31, 2022, we closed $422.0 million of loans in this origination channel, which equaled 61% of total originations, as compared to $2.3 billion or 80% of total originations during 2021.

As previously noted, during the fourth quarter of 2022 and first quarter of 2023, we repositioned our retail consumer direct channel, CCM to be a mortgage broker rather than a direct lender.

Wholesale—In a wholesale transaction, our account executives worked directly with mortgage brokers who originated and document loans for delivery to our operational center where we underwrote and funded the mortgage loan. Each loan was underwritten to our underwriting standards and, if approved, the borrower was sent new disclosures under our name and the loan was funded in the name of IMC.

Prior to accepting loans from mortgage brokers, each mortgage broker was required to meet our guidelines for minimum experience, credit score and net worth. We also obtained a third-party due diligence report for each prospective broker that verifies licensing and provided information on any industry sanctions that might exist. In addition, each mortgage broker was required to sign our broker agreement that contains certain representations and warranties from the brokers. For the year ended December 31, 2022, we closed loans totaling $271.7 million in this origination channel, which equaled 39% of total originations, as compared to $585.1 million, or 20%, of total originations during 2021.

As previously noted, during the fist quarter of 2023, we decided to wind down operations in the Wholesale Channel due to significantly diminished volume as a result of volatility in the market around rates and credit risk.

Correspondent— While the Company has historically maintained a Correspondent Channel opportunistically, it currently has no plans to originate loans in the Correspondent Channel.

Since 2011, we have provided loans to customers predominantly in the Western U.S. with California, Arizona, Nevada and Washington comprising 69% of originations in 2022.

Loan Types

Our loan products primarily include conventional loans intended to be eligible for sale to Fannie Mae and Freddie Mac and loans eligible for government insurance by FHA, VA and USDA (the Agencies), NonQM and Jumbo. The FHA, VA and USDA loans are government-insured loans eligible for Ginnie Mae securities issuance. Prior to the wind down of our wholesale channel and our repositioning to a mortgage broker, we established strict lending guidelines, including determining the prospective borrowers’ ability to repay the mortgage, which we believe would keep delinquencies and foreclosures at acceptable levels. We had traditionally evaluated our guidelines to expand our reach to the underserved market of credit worthy borrowers who can fully document and substantiate an ability to repay mortgage loans, but unable to obtain financing through traditional programs, for example self-employed borrowers.  In conjunction with establishing strict lending guidelines, we had also established investor relationships which provided us with an exit strategy for these NonQM loans.

The following table indicates the breakdown of our originations by loan type for the periods indicated:

	For the year ended December 31,
(in millions)	2022	2021
Originations by Loan Type:
Conventional	$211.8	$2,096.9
NonQM	462.5	683.6
Jumbo	5.5	73.7
Government	13.9	49.2
Total originations	$693.7	$2,903.4

Loan Sales—Selling Loans to GSEs, Issuing Ginnie Mae Securities and Selling Loans on a Whole Loan Basis

We primarily have sold our conventional, jumbo and NonQM loans on a servicing released whole loan basis to private investors and issue securities through Ginnie Mae for our government insured product. We securitized government-insured loans by issuing Ginnie Mae securities through a process whereby a pool of loans was transferred to Ginnie Mae as collateral for a government-insured mortgage-backed security. Prior to our suspension by Freddie Mac in July 2020, we would opportunistically sell loans on a servicing-retained basis where the loan was sold to an investor such as Freddie Mac, and we retained the right to service that loan, called mortgage servicing rights (MSRs). Traditionally, we had not sold a significant amount of residential mortgage loans on a whole loan basis where the investor also acquires the servicing rights.  Throughout 2021 and 2022, we selectively retained mortgage servicing as well as increase whole loan sales on a servicing released basis to investors.  The largest five investors accounted for 75% of the Company’s servicing released loan sales for the year ended December 31, 2022.  No other investors accounted for more than 5% of the loan sales for the year ended December 31, 2022.

Additionally, given our lack of conventional GSE origination volume and servicing rights over the past several years, with no direct GSE deliveries to Fannie Mae or Freddie Mac since 2016 and 2020, respectively, we intend to voluntarily relinquish our GSE Seller/Servicer designation, which has been suspended during these period of non-delivery. We expect to be a third-party originator with both GSE’s to support our broker model, as needed.

The following table indicates the breakdown of our loan sales to GSEs, issuance of Ginnie Mae securities and loans sold to investors on a whole loan servicing-released basis for the periods as indicated:

	For the year ended
	December 31,
(in millions)	2022	2021
Ginnie Mae	$4.5	$52.2
Freddie Mac	—	—
Fannie Mae	—	—
Total servicing retained sales	4.5	52.2
Other (servicing released)	974.1	2,707.5
Total loan sales	$978.6	$2,759.7

Mortgage Servicing

While we had continued to selectively retain mortgage servicing throughout 2022, in December 2022, we sold $68.0 million in unpaid principal balance (UPB) of our government insured MSRs for approximately $725 thousand, receiving $508 thousand in proceeds upon sale, with the remaining proceeds received in 2023 upon transfer of the servicing and transfer of all trailing documents.  As a result of the servicing sale, we currently have no servicing portfolio at December 31, 2022.

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

Underwriting

Prior to our repositioning to a broker model, we primarily originated residential first mortgage loans for sale that conformed to the respective underwriting guidelines established by Fannie Mae, Freddie Mac, FHA, VA and USDA. Our mortgage loans were underwritten individually on a loan-by-loan basis. Each mortgage loan originated from our retail and wholesale channel were underwritten by one of our underwriters or by a third party contract underwriter using our underwriting guidelines.

Our criteria for underwriting generally included, but were not limited to, full documentation of borrower’s income, assets, other relevant financial information, the specific agency’s eligible loan-to-value (LTV), borrower’s debt-to-income ratio and full appraisals when required. Variances from any of these standards were permitted only to the extent allowable under the specific program requirements. Our underwriting procedures for all retail and wholesale loans required the use of a GSE automated underwriting system (AUS).

Quality Control

Prior to our repositioning to a broker model, retail and wholesale loans were reviewed internally by our quality control department to verify the loan conforms to our program guidelines and meets state and federal compliance guidelines. We also performed post origination quality controls procedures on at least 10% of all mortgage loans funded or acquired from third party originators. Additionally, we closely monitored the servicing performance of loans retained in our mortgage servicing portfolio to identify any opportunities to improve our underwriting process or procedures and identify any issues with mortgage brokers or correspondent sellers. Findings were summarized monthly and the appropriate changes were implemented.

Hedging

We were historically exposed to interest rate risks relating to our mortgage lending operations. We use derivative instruments to manage some of our interest rate risk; however, we did not attempt to hedge interest rate risk completely. For further discussion on interest rate risk and hedging, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operation and Market Risks.”

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

Long-Term Mortgage Portfolio

In March 2022, we sold our residual interest certificates and assigned certain optional termination and loan purchase rights relating to 37 securitizations that closed between 2000 and 2007, which entailed the entire legacy securitization portfolio within our long-term mortgage portfolio. As a result of the sale, in accordance with FASB ASC 810-10-25, we deconsolidated the securitized mortgage trust assets totaling approximately $1.6 billion and trust liabilities of $1.6 billion as of the sale date as the Company was no longer the primary beneficiary of the consolidated securitization trusts. We will remain as the master servicer with respect to all of the securitizations until such time that the deals are collapsed, payoff or the master servicing rights are sold.

Prior to the sale of the legacy securitization portfolio, the long-term mortgage portfolio primarily consisted of residual interests in the securitization trusts reflected as trust assets and liabilities in our consolidated balance sheets that held non-conforming mortgage loans originated between 2002 and 2007. Since we were no longer adding new mortgage loans to the long-term mortgage portfolio, the long-term mortgage portfolio continued to decrease and was a smaller component of our overall operating results.

The long-term mortgage portfolio consisted of our residual interests in securitizations represented on our consolidated balance sheets as the difference between total trust assets and total trust liabilities. The long-term mortgage portfolio included adjustable rate and, to a lesser extent, fixed rate Alt-A single-family residential mortgages and commercial (primarily multifamily residential loans) mortgages that were acquired and originated primarily by our discontinued, prior non-conforming mortgage lending operations and retained in our long-term portfolio before 2008. Alt-A mortgages are primarily first lien mortgages made to borrowers whose credit was generally within established Fannie Mae and Freddie Mac guidelines at origination date but have loan characteristics that make them non-conforming under those guidelines.

In previous years, we securitized mortgage loans by transferring originated residential single-family mortgage loans and multifamily commercial loans (the “transferred assets”) into non-recourse bankruptcy remote trusts which in turn issued tranches of bonds to investors supported only by the cash flows of the transferred assets. Because the assets and liabilities in the securitizations were nonrecourse to us, the bondholders could not look to us for repayment of their bonds in the event of a shortfall. These securitizations were structured to include interest rate derivatives, which had since expired. We retained the residual interest in each trust, and in most cases are the master servicer. A trustee and servicer, unrelated to us, was named for each securitization. Cash flows from the loans (the loan payments and liquidation of foreclosed real estate properties) collected by the loan servicer were remitted to us, the master servicer. The master servicer remits payments to the trustee who remits payments to the bondholders (investors). The servicer collects loan payments and performs loss mitigation activities for defaulted loans. These activities include foreclosing on properties securing defaulted loans, which results in real estate owned (REO).

Commercial mortgages in the long-term mortgage portfolio were primarily adjustable rate mortgages with initial fixed interest rate periods of two, three, five, seven and ten years that subsequently converted to adjustable rate mortgages (hybrid ARMs), and were primarily secured with multi-family residential real estate. Commercial mortgages had provided greater asset diversification on our consolidated balance sheets as borrowers of commercial mortgages typically have higher credit scores and commercial mortgages typically have lower LTVs.

Before 2007, we securitized mortgage loans in the form of collateralized mortgage obligations, or CMOs, which were consolidated and accounted for as secured borrowings for financial statement purposes. Securitized mortgages in the form of real estate mortgage investment conduits, or REMICs, were either consolidated or unconsolidated depending on the design of the securitization structure. We consolidated the variable interest entity, or VIE, as the primary beneficiary of the sole residual interest in each securitization trust where we also performed the master servicing. Amounts consolidated were included in trust assets and liabilities as securitized mortgage collateral, real estate owned, derivative assets, securitized mortgage borrowings and derivative liabilities in the accompanying consolidated balance sheets. As a result of the sale and deconcolidation in the first quarter of 2022, at December 31, 2022, we had no residual interests in securitizations (represented by the difference between total trust assets and total trust liabilities) on our consolidated balance sheets as compared to $27.9 million at December 31, 2021.

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

Master servicing fees are generally 0.03% per annum on the unpaid principal balance of the mortgages serviced. As a master servicer, we also earn income or incur expense on principal and interest payments received from borrowers until those payments are remitted to the investors of those mortgages. Fees from the master servicing portfolio have declined significantly due to a decrease in principal balances since the end of 2008, which in turn affects the amount we earn on balances held in custodial accounts. At December 31, 2022, we were the master servicer for approximately 7,600 mortgages with an outstanding unpaid principal balance (UPB) of approximately $1.6 billion, of which $301.7 million of those loans were 60 or more days delinquent. At December 31, 2022, we were also the master servicer for unconsolidated securitizations (included in the total master servicing portfolio above) totaling approximately $138.3 million in unpaid principal balance, of which $68.6 million of those loans were 60 or more days delinquent. Fees earned from master servicing are separate from those earned from mortgage servicing which are generated from servicing rights generated from loans sold servicing retained from new originations since 2011.

As previously noted, during the first quarter of 2022 we sold the legacy securitization portfolio, however we will remain as the master servicer with respect to all of the securitizations until such time that the deals are collapsed, payoff or the master servicing rights are sold.

Real Estate Services

In 2008, we established our Real Estate Services segment to provide solutions to the distressed mortgage and real estate markets.  We provide loss mitigation and real estate services primarily on our own long-term mortgage portfolio, including default surveillance, loan modification services, short sale services (where a lender agrees to take less than the balance owed from the borrower), REO surveillance and disposition services and monitoring, reconciling and reporting services for residential and multifamily mortgage portfolios.  As noted above, in March 2022, we sold our residual interest certificates, and assigned certain optional termination and loan purchase rights which entails the entire legacy securitization portfolio within our long-term mortgage portfolio.  As a result, it is our expectation that the real estate services fees, net generated from the long-term mortgage portfolio will decline in future periods as the securitizations are called or collapsed by the purchaser.  In the second quarter of 2020, CCC was created to, among other activities, assist with managing mortgage loans held-for-sale, and provide origination and servicing solutions focusing on loss mitigation strategies, including loan modifications and restructurings to assist borrowers.

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

The corporate segment also includes debt expense related to the Convertible Notes which were extended in 2022 and due and payable in three equal installments of $5.0 million on each of May 9, 2023, May 9, 2024 and the stated maturity date of May 9, 2025 as well as capital leases. Debt service expense is not allocated and remains in this segment. We have taken advantage of very low financing rates and entered into capital lease arrangements to finance the purchase of equipment, mostly computer equipment, used in all three segments. The interest expense associated with the capital leases is not allocated and remains in this segment.

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

The COVID-19 pandemic had a significant impact on how we managed our human capital. Nearly all of our workforce began working remotely since March 2020, and we instituted safety protocols and procedures for the employees who returned to work on site.

As of  December 31, 2022, we had a total of 98 employees, nearly all of whom are full-time.  Management believes that relations with our employees are good. We are not a party to any collective bargaining agreements.

Regulation

The U.S. mortgage industry is heavily regulated. Our mortgage lending operations, as well as our real estate services, are subject to federal, state and local laws that regulate and restrict the manner in which we operate in the residential mortgage industry, including, but not limited to, laws and regulations which: regulate our business practices; limit the interest rates, finance charges and other fees we may charge or pay; impose underwriting requirements; regulate our marketing techniques and practices; mandate disclosures and notices to consumers; regulate our servicing practices; and impose licensing requirements and financial obligations on us. Plus, mortgage bankers and brokers in our wholesale production channelfrom which we purchase loans are also subject to regulation, which may have an effect on our business and the mortgage loans we are able to fund or acquire. Compliance with regulations in the mortgage industry requires us to incur costs and expenses in our operations. To the extent we, or others with which we conduct business, do not comply with applicable laws and regulations, we may be subject to fines, reimbursements and other penalties which could include restrictions on our operations. Changes in these regulatory and legal requirements, including changes in their enforcement, could materially and adversely affect our business and our financial condition, liquidity and results of operations. The laws and regulations that we are subject to include (but are not limited to) the following:

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

Our mortgage lending operations is an approved Housing and Urban Development (HUD) lender and a Ginnie Mae approved issuer and servicer.  As previously disclosed, we intend to voluntarily relinquish our GSE Seller/Servicer designation with Fannie Mae and Freddie Mac.  We are required to submit annually to Fannie Mae and Freddie Mac (when an active seller/servicer), and HUD, as applicable, audited financial statements, or the equivalent, according to the financial reporting requirements of each regulatory entity for its sellers/servicers. Our lending activities are also subject to examination by Fannie Mae, Ginnie Mae, Freddie Mac, HUD, CFPB and state regulatory agencies including the California Department of Financial Protection and Innovation (f/k/a California Department of Business Oversight) at any time to assure compliance with applicable regulations, policies and procedures. Also refer to “Regulatory Risks” under Item 1A. “Risk Factors” for a further discussion of regulations that may affect us.

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

ITEM 1A. RISK FACTORS

In addition to other information in this report, please consider the following discussion of factors that make an investment in our securities risky. The risks or uncertainties described in this Form 10-K can materially and adversely affect our business, results of operations or financial condition. The risks and uncertainties described below have been grouped under general risk categories, one or more of which categories may be applicable to the risk factors described. The risks and uncertainties described in this Form 10-K are not the only ones facing us. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial may also become important factors that can harm our business, results of operations and financial condition.

Summary of Risk Factors

The following is a summary of the risks more fully described below and should not be relied upon as an exhaustive summary of the material risks facing our business.

Risks Related to our Business

●	We have a history of losses, and we may be unable to achieve or sustain profitability.
●	Our liquidity may be adversely affected if we are not able to generate earnings, access additional capital or generate other sources of cash.
●	Our success is primarily dependent on our ability to increase the profitability of our mortgage lending segment.
●	We may not be able to access financing sources on favorable terms, or at all, which could adversely affect our ability to implement and operate our business as planned.
●	If we are unable to satisfy our debt obligations or to meet or maintain the requisite financial covenant requirements with our lenders, our financial condition and results of operations may be materially and adversely effected.
●	Our use of financial leverage exposes us to increased risks, including breaches and additional potential breaches of the financial covenants under our borrowing facilities, which could result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements.
●	The success and growth of our business will depend upon our ability to adapt to and implement technological changes.
●	Our performance may be adversely affected by the performance of parties who service or sub-service our mortgage loans.
●	Our ability to utilize our net operating losses and certain other tax attributes may be limited.
●	Our NonQM product offerings may expose us to a higher risk of delinquencies, regulatory risks, foreclosures, counterparty risk and losses adversely affecting our earnings and financial condition.
●	Cybersecurity risks, data privacy breaches, cyber incidents and technology failures may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our consolidated financial results.
●	Delayed mortgage loan sales could result in a liquidity shortage which would adversely affect our operating results.
●	Loss of our current executive officers or other key management could significantly harm our business.
●	We may become, and in some cases are, a defendant in lawsuits, some of which may be class action matters, and we may not prevail in these matters.
●	If we are forced to liquidate, we may have few unpledged assets for distribution to unsecured creditors or equity holders.
●	Our hedging strategies implemented by our mortgage lending operations may not be successful in mitigating our risks associated with the market movement of interest rates.
●	Further spread of COVID-19 or any mutations thereof could negatively impact the availability of key personnel necessary to conduct our business.
●	The continued impact of the pandemic could negatively impact the availability of key third party service providers necessary to conduct our business and the ability of counterparties to meet contractual obligations to us.
●	We depend on the accuracy and completeness of information provided by customers and counterparties.
●	Representations and warranties made by us in our loan sales, servicing rights sales and securitizations may subject us to liability.
●	The geographic concentration of our mortgages increases our exposure to risks in those areas.
●	Our vendor relationships subject us to a variety of risks.
●	Our risk management policies and procedures may not be effective.

●	If we fail to maintain effective systems of internal control over financial reporting and disclosure controls and procedures, we may not be able to report our consolidated financial results accurately or prevent fraud, which could cause current and potential stockholders to lose confidence in our financial reporting, adversely affect the trading price of our securities or harm our operating results.

Risks Related to Our Industry

●	Our earnings may decrease, or losses increase, because of changes in prevailing interest rates.
●	The pandemic has impaired and may continue to impair the ability of borrowers to repay outstanding loans or other obligations, resulting in increases in forbearances and/or delinquencies, which could negatively impact our business.
●	A decline in real estate values may have a material adverse effect on our consolidated financial condition and consolidated results of operation.
●	Our business is affected by changes in the state of the general economy and the financial markets, and a slowdown or downturn in the general economy or the financial markets could adversely affect our results of operations.
●	Replacement of the LIBOR benchmark interest rate may have an adverse impact on our business, financial condition or results of operations.

Risks Related to Regulation

●	Loss, suspension, or an unanticipated change in the status of our approvals, or limitations placed on our delivery volume, or the potential limitation or wind-down of, the role Fannie Mae, Freddie Mac and Ginnie Mae play in the residential mortgage-backed security (MBS) market have had, and could continue to have, an adverse effect on our business, operations and financial condition.
●	Regulatory laws affecting our operations, or interpretations of them, may affect our mortgage lending operations.
●	The CFPB continues to be active in its monitoring of the loan origination and servicing sectors, and its rules increase our regulatory compliance burden and associated costs.
●	Regulatory proceedings and related matters could adversely affect us.

Risks Related to Our Common Stock

●	If we do not continue to satisfy the NYSE American continued listing requirements, our Common Stock could be delisted from the NYSE American.
●	The Company incurs significant expenses and administrative burdens as a public company, which could have a material adverse effect on our business, financial condition and results of operations.
●	Our share price has been and may continue to be volatile and the trading of our shares may be limited.
●	Issuances of additional shares of our common stock or other securities may adversely affect the market price of our common stock and significantly dilute stockholders.
●	We do not expect to pay dividends in the foreseeable future and we may be restricted in paying dividends on our common stock.
●	Our principal stockholders beneficially own a large portion of our stock, and accordingly, may have control over stockholder matters and sales may adversely affect the market price of our common stock.
●	Provisions in our charter documents and Maryland law, as well as our NOL Rights Plan, impose limitations that may delay or prevent our acquisition by a third party.

Risks Related to Our Business

We have a history of losses, and we may be unable to achieve or sustain profitability.

We have experienced net losses in each of our last five fiscal years.  In 2022, 2021 and 2020, we incurred net losses of $39.4 million, $3.9 million and $88.2 million, respectively. Although we anticipate decreasing our operating expenses in 2023 as compared to 2022, and making changes to our business model, including repositioning our retail consumer direct channel to be a mortgage broker rather than a direct lender, we may not succeed in increasing our revenues and margins sufficiently to offset our expenses.  Accordingly, we may continue to incur losses for the foreseeable future.  As a result, we may be unable to satisfy our future operating costs and liabilities, including repayment of our debt, which may materially and adversely affect our financial condition and results of operations.

Our liquidity may be adversely affected if we are not able to generate net earnings, access additional capital or generate other sources of cash.

Although we currently forecast adequate liquidity to operate our business for the next 12 months, repayment of $5.0 million in principal of Convertible Notes due May 9, 2023, with no additional added capital or liquidity, may result in a more limited amount of liquidity to operate our business.  We may seek to raise secured or unsecured debt, raise equity or working capital, retire or restructure the Convertible Notes (which pay down $5.0 million each May 9th for the next three years), pursue actions to reorganize the capital structure or redeploy the liquidity to other corporate finance and strategic opportunities.  We cannot provide assurance that any of such efforts will be successful or will improve our liquidity.  If we are not successful in generating net earnings, restructuring our capital obligations, accessing additional capital or generating other sources of cash, our liquidity and ability to operate our business and continue as a going concern will be materially and adversely affected. The perception that we may not be able to continue as a going concern may also make it more difficult to operate our business due to concerns about our ability to meet our contractual obligations.

Our success is primarily dependent on our ability to increase the profitability of our mortgage lending segment.

We believe that a key driver for our Company will be increasing the profitability of our mortgage lending segment, including broker, retail and wholesale originations. Our success is dependent on many factors such as the documentation and data capture technology we employ, increasing our loan origination operational capacities, increasing our mortgage origination efficiencies, managing origination expense relative to market driven margins, attracting qualified employees, ability to sell or securitize loans eligible for sale to Fannie Mae, Freddie Mac, Ginnie Mae and other investors, the ability to fund eligible loans with lenders under a broker fulfillment strategy, the ability to obtain adequate warehouse borrowing capacity, the ability to adequately maintain loan quality and manage the risk of losses from loan repurchases, the changing regulatory environment for mortgage lending and the ability to fund, if necessary, our originations.

If we are unable to generate sufficient net earnings from our mortgage lending segment, which includes the ability to generate sufficient net income under the broker model, we may be unable to satisfy our future operating costs and liabilities, including repayment of our debt obligations, which may materially and adversely affect our financial condition, liquidity and results of operations.

We may not be able to access financing sources on favorable terms, or at all, which could adversely affect our ability to implement and operate our business as planned.

Future financing sources may include borrowings in the form of credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities, structured financing arrangements, public and private equity and debt issuances and derivative instruments, in addition to transactions or asset specific funding arrangements. Our access to sources of financing depends upon a number of factors some of which we have little or no control over, including general market conditions, resources and policies or lenders. In addition, if regulatory capital requirements imposed on our private lenders change, they may be required to limit, or increase the cost of, financing they provide to us. This could potentially increase our financing costs and reduce our liquidity as well as limit our ability to expand our mortgage operations.  Depending on market conditions at the relevant time, we may have to rely more heavily on additional equity issuances, which may be dilutive to our shareholders, or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations and future business opportunities. We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which could negatively affect our results of operations and our ability to meet our operating and debt obligations. If our access to such funds are restricted, or are on terms that are materially adverse or are unavailable at all, we may not be able to continue those operations which may affect our financial condition, including our income and loan origination volumes.

If we are unable to satisfy our debt obligations or to meet or maintain the requisite financial covenant requirements with our lenders, our financial condition and results of operations may be materially and adversely effected.

We have significant debt obligations including:

●	$15.0 million Convertible Promissory Notes with $5.0 million due on each May 9 of 2023, 2024 and 2025;
●	Junior Subordinated Notes with an outstanding principal balance of $62.0 million at December 31, 2022 and due March 2034; and
●	Warehouse facilities with third-party lenders which are secured by and used to fund residential mortgage loans until such loans are sold.

Our ability to make scheduled payments on our debt obligations depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt. If we are unable to generate cash flow from operations, we may be required to pursue one or more alternatives, including, but not limited to, monetizing certain assets (including but not limited to our servicing and/or master servicing rights), incurring additional debt, restructuring existing debt and/or pursuing actions to reorganize the capital structure or obtaining additional equity capital on terms that may be unfavorable to us or, highly dilutive to our shareholders and other stakeholders.  We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could have a material adverse effect on our financial condition and results of operations. Additionally, if we are unable to sell loans timely and/or repay our warehouse lenders, our liquidity may be adversely affected.

In addition, our credit and warehouse facilities contain covenants, including requirements to maintain a certain minimum net worth, liquidity, litigation judgment thresholds, debt ratios, profitability levels and other customary debt covenants. A breach of the covenants can result in an event of default under our facilities and as such allows the lender to pursue certain remedies, including foreclosure on our assets.  Furthermore, a breach under one facility may constitute a cross default under other agreements which would allow counterparties to pursue additional remedies against us.  At December 31, 2022, we were not in compliance with certain financial covenants under our warehouse facilities and received the necessary waivers. In the event we are in noncompliance with our debt obligations, we cannot provide any assurance that we will be able to obtain waivers in the event of future noncompliance of our debt obligations.

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

Significant and widespread decreases in the fair values of our assets have caused and could continue to cause us to breach financial covenants under our borrowing facilities related to profitability, net worth and leverage. Such covenants, if breached, can result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements. During each quarter in 2022, we breached such financial covenants in certain borrowing agreements with our financing counterparties and were able to obtain waivers.  We regularly engage in discussions with our financing counterparties in regards to such financial covenants; however, we cannot be certain whether we will be able to remain in compliance with these financial covenants, or whether our financing counterparties will negotiate terms or amendments in respect of these financial covenants, the timing of any such negotiations or amendments or the terms thereof. Even if we continue to obtain temporary or permanent amendments or waivers from financing counterparties to amend and or waive financial covenants, there is no certainty that we will be able to remain in compliance with such amended covenants and or receive waivers in the event we breach a covenant.  If any of our counterparties elected not to renew our borrowing facility, we may not be able to find a replacement counterparty, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

The origination and broker process is increasingly dependent on technology, and our business relies on our continued ability to generate and manage leads, process loan applications over the internet, accept electronic signatures, and provide instant process status updates and other client- and loan applicant-expected conveniences. Maintaining and improving this technology will require significant capital expenditures.

The implementation of new technologies, including migrating to new technology solutions such as loan origination systems (LOS), point of sale systems (POS) or customer relationship management systems (CRM) requires significant financial and personnel resources. To the extent we are dependent on any particular technology or technological solution, we may be harmed if such technology or technological solution becomes non-compliant with existing industry standards, fails to meet or exceed the capabilities of our competitors' equivalent technologies or technological solutions, becomes increasingly expensive to service, retain and update or malfunctions or functions in a way we did not anticipate that results in loan defects potentially requiring repurchase. Additionally, new technologies and technological solutions are continually being released. As such, it is difficult to predict the problems we may encounter in improving our technologies' functionality.

To operate our LOS, POS, CRM and websites and provide our loan products and services, we use software packages from a variety of third parties, which are customized and integrated with code that we have developed ourselves. We rely on third-party software products and services related to automated underwriting functions and loan document production. If we are unable to integrate this software in a fully functional manner, we may experience increased costs and difficulties that could delay or prevent the successful development, introduction or marketing of new products and services.

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

We contract with third parties for the servicing of the mortgage loans in the long-term mortgage portfolio, for which we are the master servicer.  Although we use third-party servicers, we retain primary responsibility to ensure the serviced loans meet contractual and regulatory requirements. Our operations, performance and liabilities are subject to risks associated with inadequate or untimely servicing. If a servicer defaults or fails to perform to certain standards then this can be deemed to be a default or failure by us to perform those duties or functions. If we, or our sub-servicers, commit a material breach of our obligations as a servicer or master servicer, we may be subject to damages or termination if the breach is not cured within a specified period of time following notice, causing us to lose servicing rights income. In addition, we may be required to indemnify the investor or securitization trustee against losses from any failure by us, as master servicer or on behalf of the sub-servicer, to perform the servicing obligations properly. If, as a result of a servicer or sub-servicer’s failure to perform adequately, we were terminated as servicer by an investor, trustee or master servicer, the value of any servicing or master servicing rights held by us could be adversely affected.

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

At the end of our 2022 taxable year, we had estimated federal and California net operating loss (NOL) carryforwards of approximately $850.1 million and $624.8 million, respectively. Federal NOLs begin to expire in 2027 and California NOLs begin to expire in 2028.  We may not generate sufficient taxable income in future periods to be able to realize fully the tax benefits of our NOL carryforwards. Although, under existing tax rules, we are generally allowed to use those NOL carryforwards to offset taxable income in subsequent taxable years, our ability to use those NOL carryforwards to offset income may be severely limited to the extent that we experience an ownership change within the meaning of Section 382 of the Internal Revenue Code. These provisions could also limit our ability to deduct certain losses (built-in losses) we recognize after an ownership change with respect to assets we own at the time of the ownership change. In general, an ownership change, as defined by Section 382, results from transactions increasing ownership of certain stockholders or public groups in our stock by more than 50% over a three-year period. In addition, the generation of taxable income from cancellation of debt may further reduce the NOL. Any limitation on our NOL carryforwards that could be used to offset taxable income would adversely affect our liquidity and cash flow, as and when we become profitable. On October 23, 2019, our Board enacted a three-year Tax Benefit Preservation Rights Agreement (NOL rights plan), which was approved at the Company’s 2020 annual meeting of stockholders, is designed to mitigate the risk of losing net operating loss carryforwards and certain other tax attributes from being limited in reducing future income taxes.  Our NOL rights plan was extended by our Board to October 2025 subject to shareholder approval at our 2023 annual meeting of shareholders.  Although our NOL rights plan is intended to prevent an ownership change, we cannot provide any assurance that our shareholders will approve the extension of our rights plan to 2025, that we will not experience an ownership change or that we will otherwise be able to use, in full or in part, our NOLs.

Our NonQM product offerings may expose us to a higher risk of delinquencies, regulatory risks, foreclosures, counterparty risk and losses adversely affecting our earnings and financial condition.

We originate and broker various types of residential mortgage products, which include NonQM and non-conforming loan products.  Unlike Qualified Mortgages, NonQM loans do not benefit from a presumption that the borrower has the ability to repay the loan. In the event that these NonQM mortgages begin to experience a significant rate of default, we could be subject to statutory claims for violations of the ability to repay standard.  Despite the Company now brokering residential mortgage products, the Company is still subject to early pay off, early payment default, fraud, and rep and warrant provisions, as part of its broker agreements. Any such claims could materially and adversely affect our ability to underwrite these loans, our business, and results of operations or financial condition.

While we undertake initiatives to mitigate any exposure and use our commercially reasonable efforts to ensure that we have made a reasonable determination that the borrowers will have the ability to repay a loan, this type of product has increased risk and exposure to litigation and claims of borrowers. If, however, we were to make a loan which does not satisfy the regulatory standards for ascertaining the borrower’s ability to repay the loan, the consequences could include giving the borrower a defense to repayment of the loan.

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

Cybersecurity risks, data privacy breaches, cyber incidents and technology failures may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our consolidated financial results.

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

Any of the foregoing events could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, additional regulatory scrutiny, governmental enforcement actions, significant litigation exposure and harm to our reputation, any of which could have a material adverse effect on our business, consolidated financial condition, liquidity and consolidated results of operations.

Delayed mortgage loan sales could result in a liquidity shortage which would adversely affect our operating results.

If there is a delay in mortgage loan sales or any reduction in our ability to complete mortgage loan sales, we may be required to utilize other sources of financing, which, may not be available on favorable terms or at all.  In addition, delays in closing mortgage sales exposes us to additional credit and interest rate risk up to the closing of the transaction.  Several factors could affect our ability to complete mortgage loan sales, including:

●	conditions in the secondary markets;
●	credit quality of the mortgages originated through our mortgage operations;
●	operational inefficiencies causing delay in settlement; and
●	our ability to obtain credit enhancements.

If we are unable to sell a sufficient number of mortgages at a premium, or if we experience a delay in mortgage loan sales, then we could experience a liquidity shortage leading to lower net earnings or a loss for that period.  We cannot assure you that we will be able to continue to profitably sell our loans on a whole loan basis, or at all.

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

In the event we were forced to liquidate and distribute our assets, our common stockholders would share in our assets only after we satisfy any amounts we owe to our creditors (including our warehouse facilities and the holders of $15.0 million in Convertible Notes and $62.0 million in junior subordinated notes) and preferred equity holders.  Similarly, our preferred equity holders would share in our assets only after we satisfy any amounts owed to our creditors.  The majority of our assets are either collateral for specific borrowings or pledged as collateral for secured liabilities.  Additionally, there is volatility and significant judgement with respect to the valuation of a significant portion our assets and liabilities.  If our liquidation or dissolution were attributable to our inability to profitably operate our business, then it is likely that we would have material liabilities at the time of liquidation or dissolution.  Accordingly, we cannot provide any assurance that sufficient assets will remain available after the payment of our creditors to enable preferred equity holders and/or common stockholders to receive any liquidation distribution with respect to any preferred equity or common stock, as applicable.

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

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by, or on behalf of, customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information. In deciding whether to originate or extend credit, we may rely upon our customers' representations that their financial statements are accurate. We also may rely on customer representations and certifications, or other audit or accountants' reports, with respect to the business and financial condition of our commercial clients. Our financial condition, results of operations, financial reporting and reputation could be materially adversely affected if we rely on materially misleading, false, inaccurate or fraudulent information.

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

We do not set limitations on the percentage of mortgages composed of properties located in any one area (whether by state, zip code or other geographic measure). Concentration in any one area increases our exposure to the economic and natural hazard risks associated with that area. A majority of our mortgage originations are secured by properties in California (approximately 57% of our mortgage originations were generated from California in 2022) and, to a lesser extent, Arizona, Florida and Texas. These states have previously experienced, and may experience in the future, economic downturns and California and Florida have also suffered the effects of certain natural hazards. During past economic downturns, real estate values in California and Florida have decreased drastically, which could have a material adverse effect on our results of operations or financial condition. In addition, Florida is among several states with higher than average costs for investors in circumstances of mortgage default and foreclosure, since the foreclosure process takes significantly longer than average. Accordingly, to the extent the mortgages we originate or are held in our long-term mortgage portfolio experience defaults or foreclosures in that area, we may be exposed to higher losses.

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

If we fail to maintain effective systems of internal control over financial reporting and disclosure controls and procedures, we may not be able to report our consolidated financial results accurately or prevent fraud, which could cause current and potential stockholders to lose confidence in our financial reporting, adversely affect the trading price of our securities or harm our operating results.

Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable consolidated financial reports and effectively prevent fraud and operate successfully as a public company. We cannot be certain that our efforts to improve or maintain our internal control over financial reporting and disclosure controls and procedures will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. Any failure to develop or maintain effective controls or difficulties encountered in their implementation or other effective improvement of our internal control over financial reporting and disclosure controls and procedures could harm our operating results, or cause us to fail to meet our reporting obligations. In the past, we have reported, and may discover in the future, material weaknesses in our internal control over financial reporting.

Ineffective internal control over financial reporting and disclosure controls and procedures could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities or affect our ability to access the capital markets and could result in regulatory proceedings against us by, among others, the SEC. In addition, a material weakness in internal control over financial reporting, which may lead to deficiencies in the preparation of consolidated financial statements, could lead to litigation claims against us. The defense of any such claims may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation, even if resolved in our favor, could cause us to incur significant legal and other expenses or cause delays in our public reporting. Such events could harm our business, affect our ability to raise capital and adversely affect the trading price of our securities.

Risks Related to Our Industry

Our earnings may decrease, or losses increase, because of changes in prevailing interest rates.

Our profitability is directly affected by changes in prevailing interest rates over which we have no control. The following are certain material risks we face related to changes in interest rates:

Originations:

●	an increase in interest rates could adversely affect our loan originations volume because refinancing an existing loan would be less attractive for homeowners and qualifying for a purchase money loan may be more difficult for consumers;
●	an increase in interest rates could render certain products ineligible to consumers, such as rate reduction requirements for certain government loans;an increase in interest rates could also adversely affect our production margins due to increased competition among originators;

Debt:

●	an increase in interest rates would increase the cost of servicing our outstanding debt or the costs associated with financing new debt, including our ability to finance loan originations.

Any of the foregoing could materially and adversely affect our business, consolidated financial condition and consolidated results of operations.

The pandemic has impaired and may continue to impair the ability of borrowers to repay outstanding loans or other obligations, resulting in increases in forbearances and/or delinquencies, which could negatively impact our business.

Borrowers that have been negatively impacted by the pandemic may not remit payments of principal and interest relating to their mortgage loans on a timely basis, or at all. This could be due to an inability to make such payments, an unwillingness to make such payments, or a temporary or permanent waiver of the requirement to make such payments, including under the terms of any applicable forbearance, modification, or maturity extension agreement or program. On March 27, 2020, the CARES Act was enacted to provide financial assistance to individuals and businesses affected by the pandemic. The CARES Act provides certain measures to support individuals in maintaining solvency through monetary relief, including in the form of loan forgiveness/forbearance. The CARES Act, among other things, provides any homeowner with a federally-backed mortgage who is experiencing financial hardship the option of up to six months of forbearance on their mortgage payments, with a potential to extend that forbearance for another six months. During the forbearance period, no additional fees, penalties or interest can accrue on the homeowner’s account. The CARES Act also established a temporary moratorium on foreclosures. Transactions we enter into to finance loans with warehouse counterparties and to sell whole loans to third parties, may be negatively impacted by the pandemic related payment forbearances, waiver, or other payment deferral program, including but not limited to, reducing proceeds from these transactions, require us to repurchase impacted loans and reduce proceeds or incur losses on loans sold that are within forbearance or other deferred payment programs. To the extent borrower forbearance affects our ability to finance and sell loans to third parties, it may have a material adverse effect on our consolidated financial condition, consolidated results of operations and consolidated cash flows.

A decline in real estate values may have a material adverse effect on our consolidated financial condition and consolidated results of operation.

If there is a decline in real estate values, borrowers may default on our residential loans.  A reduction in real estate values reduces a borrower’s equity in their home which generally increases the underlying loan to value ratio and leads to a corresponding risk of default. If a borrower defaults and we have sold the loan or the servicing of the loan, we may violate our representations and warranties from the sale and be obligated to repurchase the loan. In addition, we may have certain early payment default obligations as a broker that could expose us to repurchase risk.  To the extent any of these events occur, it may have a material adverse effect on our financial condition, results of operations and cash flows.

Our business is affected by changes in the state of the general economy and the financial markets, and a slowdown or downturn in the general economy or the financial markets could adversely affect our results of operations.

        Our customer activity is intrinsically linked to the health of the economy generally and of the financial markets specifically. In addition to the economic factors, a downturn in the real estate or commercial markets generally could cause our customers and potential customers to exit the market for loans. As a result, we believe that fluctuations, disruptions, instability or downturns in the general economy and the financial markets could disproportionately affect demand for our lending products.  Furthermore, the recent failures of Silicon Valley Bank and Signature Bank, together with the impact such failures have had on other financial institutions, customers, vendors and depositors, could have significant adverse effects on economic conditions in the United States and globally which could materially and adversely affect our business and operations.  In addition, the spread of the Covid-19 virus has caused economic disruption worldwide, the effect of which may be over an extended period of time and may have a material adverse effect on our consolidated financial condition or consolidated results of operations.  If such conditions occur and persist, our business and financial results, including our liquidity and our ability to fulfill our debt obligations, could be materially adversely affected.

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

While regulators and market participants continue to promote the creation and functioning of post-LIBOR indices (SOFR in particular), the impact of the discontinuance and replacement of LIBOR is uncertain. It is not currently possible to know with certainty what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views and alternatives may have on the financial markets for LIBOR-linked financial instruments for the periods preceding and following LIBOR's cessation. Differences in contractual provisions of certain legacy assets and liabilities and other factors may cause the consequences of the discontinuance of LIBOR to vary by instrument. While enacted and pending legislation is intended to address issues with respect to legacy LIBOR-linked assets and liabilities, it is unclear whether they will completely address the issues associated with legacy transactions. We are evaluating the potential impact of the possible SOFR replacement of the LIBOR benchmark interest rate, but are not able to predict what the impact of such a transition will have on our business, consolidated financial condition, or consolidated results of operations at this time.  The market transition away from LIBOR to an alternative reference rate is complex and could have a range of adverse effects on our business, consolidated financial condition and consolidated results of operations. In particular any such transition could:

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

While cessation timelines have been agreed by the industry and regulatory authorities, we continue to assess how the discontinuation of existing benchmark rates could materially affect our business, consolidated financial condition and consolidated results of operations.

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

Risks Related to Regulation

Loss, suspension, or an unanticipated change in the status of our approvals, or limitations placed on our delivery volume, or the potential limitation or wind-down of, the role Fannie Mae, Freddie Mac and Ginnie Mae play in the residential mortgage-backed security (MBS) market have had, and could continue to have, an adverse effect on our business, operations and financial condition.

We have historically originated, and currently broker loans which are intended to be eligible for sale to Fannie Mae, Freddie Mac, (together, the GSEs), government insured or guaranteed loans, such as FHA, VA and USDA loans, and loans eligible for Ginnie Mae securities issuance (collectively, the Agencies), in addition to other investors and counterparties (collectively, the Counterparties). We also have serviced loans sold to the GSEs, as well as securitized with the Agencies and other Counterparties. The role of the GSEs, Agencies, and Counterparties may become limited over time in their ability to guarantee mortgages or purchase mortgage loans. Conversely, the GSEs, Agencies, and Counterparties may propose to implement reforms relating to borrowers, lenders, and investors in the mortgage market, including reducing the maximum size of a purchasable loan, phasing-in a minimum down payment requirement for borrowers, changing underwriting standards, changing their approval or reinstatement criteria, and increasing accountability and transparency in the securitization process. The GSEs, Agencies, and Counterparties may also limit the amount of loans a company can sell to them based upon the company’s net worth or the performance of loans sold to them. These limitations and reforms could negatively impact our financial condition, net earnings and growth.

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

As previously noted, given our lack of conventional GSE origination volume and servicing rights over the past several years, with no direct GSE deliveries to Fannie Mae or Freddie Mac since 2016 and 2020, respectively, we intend to voluntarily relinquish our GSE Seller/Servicer designation which has been suspended during these period of non-delivery.  Such actions could have an impact on the status of the Company’s approved status with Ginne Mae. We expect to be a third-party originator with both GSE’s to support our broker model as needed.

Substantive changes to risk-based and collateral eligibility requirements by any of the GSEs, Agencies or Counterparties may affect our ability to deliver or securitize loans. These changes may also be implemented by a GSE, Agency or Counterparty without advance notice. If the GSEs, Agencies or Counterparties cease to exist, wind down, or otherwise significantly change their business operations or if we lose our approved seller/servicer or approved counterparty status with the GSEs, Agencies or Counterparties, or if one of these parties materially limits the amount of loans we can sell to them, or we are otherwise unable to sell loans to them there could be a material adverse effect on our mortgage operations, financial condition, results of operations, and cash flows.

Regulatory laws affecting our operations, or interpretations of them, may affect our mortgage lending segment.

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

In addition, interim or temporary regulations and/or guidance under federal, state, and local laws may be subject to the interpretation of regulators and/or federal, state, and local examiners.  We might be subject to new interpretation of regulatory matters that subjects us to fines, penalties, consent orders, or other restrictions that could have a material adverse impact on operations and profitability.

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

The CFPB also has broad enforcement powers, and can order, among other things, rescission or reformation of contracts, the refund of moneys or the return of real property, restitution, disgorgement or compensation for unjust enrichment, the payment of damages or other monetary relief, public notifications regarding violations, limits on activities or functions, remediation of practices, external compliance monitoring and civil money penalties. The CFPB has been active in investigations and enforcement actions and, when necessary, has issued civil money penalties to parties the CFPB determines have violated the laws and regulations it enforces. We anticipate an increase in regulatory enforcement activity by the CFPB under the Biden administration.  Our failure to comply with the federal consumer protection laws, rules and regulations to which we are subject, whether actual or alleged, could expose us to enforcement actions or potential litigation liabilities.

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

We have been, and may in the future become, involved in regulatory proceedings. We consider most of the proceedings to be in the normal course of our business or typical for the industry; however, it is inherently difficult to assess the outcome of these matters, and we may not prevail in any proceedings or litigation. There could be substantial cost and management diversion in such litigation and proceedings, and any adverse determination could have a material adverse effect on our business, reputation, or our consolidated financial condition and consolidated results of our operations.

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

The Company was required to submit a plan to the NYSE American by September 26, 2022 advising of actions it has taken or will take to regain compliance with the continued listing standards by February 26, 2024. The Company timely submitted its plan on September 26, 2022.

On November 15, 2022, the Company received a notification (the Acceptance Letter) from the NYSE American that it has accepted the Company’s plan to regain compliance with the NYSE American’s continued listing standards and has granted the Company until February 26, 2024 to regain such compliance. If the Company does not make progress consistent with the terms of the accepted plan anytime during the plan period or is not in compliance with the NYSE American’s continued listing standards by February 26, 2024, the NYSE American may commence delisting procedures.

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

The Company incurs significant expenses and administrative burdens as a public company, which could have a material adverse effect on our business, financial condition and results of operations.

The Company incurs legal, accounting, administrative and other costs and expenses as a public company.. Compliance with public company requirements increases costs and makes certain activities more time-consuming. Risks associated with the Company’s status as a public company may at times make it more difficult to attract and retain qualified persons to serve on the board of directors or as executive officers. These public company compliance costs require the Company to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by shareholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

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

The market price of our securities has been volatile. We cannot guarantee that a consistently active trading market for our securities will continue. In addition, there can be no assurances that such markets will continue or that any shares which may be purchased may be sold without incurring a loss. Any such market price variation of our shares may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the shares in the future. The market price of our common stock is likely to continue to be highly volatile and could be significantly affected by factors including:

●	unanticipated fluctuations in our operating results;
●	general market and mortgage industry conditions;
●	mortgage and real estate fees;
●	continued losses and our ability to satisfy our obligations;
●	delinquencies and defaults on outstanding mortgages;
●	loss severities on loans and REO;
●	prepayments on mortgages;
●	the regulatory environment and results of our mortgage originations;
●	mark to market adjustments related to the fair value of loans held-for-sale, mortgage servicing rights, long-term debt and derivatives;
●	interest rates; and
●	litigation.

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

In order to support our business objectives, we may raise capital through the sale of equity or convertible securities. The issuance or sale, or the proposed sale, of substantial amounts of our common stock, preferred stock or other securities in the public market or in private transactions could materially adversely affect the market price of our common stock or other outstanding securities and dilute our book value per share.

We do not expect to pay dividends in the foreseeable future and we may be restricted in paying dividends on our common stock.

We are currently prohibited from paying dividends under Maryland law and do not anticipate paying any dividends on our common or preferred stock in the foreseeable future. Under section 2-311 of the Maryland General Corporation Law (MGCL), a Maryland corporation generally cannot pay a dividend or make any other distribution to its stockholders, including a redemption or repurchase of shares of stock in exchange for cash, other assets or indebtedness of the corporation, if, after giving effect to the dividend or other distribution: (a) the corporation would not be able to pay its debts as they become due in the usual course of business; or (b) the corporation’s total assets would be less than the sum of the corporation’s total liabilities plus, unless its charter permits otherwise (which our Charter does not), the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution. Notwithstanding this restriction, a Maryland corporation may make a distribution from: (i) its net earnings for the fiscal year in which the distribution is made; (ii) its net earnings for the preceding fiscal year; or (iii) the sum of its net earnings for its preceding eight fiscal quarters even if, after such distribution, the corporation’s total assets would be less than its total liabilities, if, after giving effect to the distribution, the corporation would be able to pay its debts as they become due in the usual course of its business. The Company does not have net earnings during the current or preceding fiscal year, or over the prior eight fiscal quarters.  In addition, our existing and any future credit or warehouse facilities or other contracts may contain covenants prohibiting dividend payments upon an occurrence of a default or otherwise. We also are prohibited from paying dividends on our common stock until our preferred stock dividends are paid under the terms of our Series D Preferred Stock. As a result of receiving the requisite stockholder consents on the Exchange Offers on October 20, 2022 and completion of the Redemption, the aggregate cumulative undeclared dividends in arrears of approximately $20.3 million, or approximately $30.47 per outstanding share of Series B Preferred stock, were exchanged and are no longer considered in the earnings per share calculation.  However, as a result of the Company not being able to satisfy the new dividend payment on the 8.25% dividend on the Series D Preferred stock as a result of the aforementioned Cash Consideration Restrictions, the Company has approximately $52 thousand in cumulative dividends in arrears on the new Series D Preferred D stock from the date of issuance through December 31, 2022.  Every quarter the cumulative undeclared dividends in arrears will accumulate by approximately $0.0021 per share of Series D Preferred stock, or approximately $72 thousand, increasing the new Series D Preferred stock liquidation preference.  As a result, you should not rely on an investment in our stock if you require dividend income. Capital appreciation, if any, of our stock may be your sole source of gain for the foreseeable future.

Our principal stockholders beneficially own a large portion of our stock, and accordingly, may have control over stockholder matters and sales may adversely affect the market price of our common stock.

As of February 28, 2023, Todd M. Pickup and Richard H. Pickup, and their respective affiliates beneficially owned approximately 7.7% and 17.8%, respectively, of our outstanding common stock and the Camac Fund and its affiliates beneficially owned approximately 13.5% of our outstanding common stock. These stockholders could exercise significant influence over our Company. Such ownership may have the effect of control over substantially all matters requiring stockholder approval, including the election of directors. Furthermore, such ownership and control may have the effect of delaying or preventing a change in control of our Company, impeding a merger, consolidation, takeover or other business combination involving our Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company. We do not expect that these stockholders will vote together as a group. In addition, sales of significant amounts of shares held by these stockholders, or the prospect of these sales, could adversely affect the market price of our common stock.

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

We are also subject to certain provisions of the MGCL, which could delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the price for their common stock or may otherwise be in the best interests of our stockholders. This includes the “business combinations” statute that prohibits transactions between a Maryland corporation and “interested stockholders,” which is any person who beneficially owns 10% or more of the voting power of our then-outstanding voting stock for a period of five years unless the board of directors approved the transaction prior to the party’s becoming an interested stockholder. The five-year period runs from the most recent date on which the interested stockholder became an interested stockholder. The law also requires a super majority stockholder vote for such transactions after the end of the five-year period.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

On December 15, 2022, we entered into a Lease Termination Agreement (the Termination Agreement) relating to the lease (the Lease) for the Company’s primary executive, administrative and operations offices located at 19500 Jamboree Road, Irvine, California (the Premises). The Lease, as amended, was originally entered into in March 2005, and the Premises consisted of approximately 120,000 sq. ft.

In January 2023, the Company entered into a new sublease agreement for approximately 19,000 sq. ft. of executive, administrative and operations workspace. The term of the new lease term is through July 31, 2025 with an average rent of $1.35 per sq. ft. over the term of the lease, which, including CAM charges, totals approximately $800 thousand over the term of the lease.

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

On March 9, 2023, the last quoted price of our common stock on the NYSE American was $0.37 per share. As of March 9, 2023, there were 172 holders of record, including holders who are nominees for an undetermined number of beneficial owners, of our common stock.

Our Board of Directors may authorize in its discretion the payment of cash dividends on its common stock, subject to compliance with applicable law and an ongoing review of our profitability, liquidity and future operating cash requirements. We are currently prohibited from paying dividends under Maryland law and do not anticipate paying any dividends on our common or preferred stock in the foreseeable future. Under section 2-311 of the MGCL, a Maryland corporation generally cannot pay a dividend or make any other distribution to its stockholders, including a redemption or repurchase of shares of stock in exchange for cash, other assets or indebtedness of the corporation, if, after giving effect to the dividend or other distribution: (a) the corporation would not be able to pay its debts as they become due in the usual course of business; or (b) the corporation’s total assets would be less than the sum of the corporation’s total liabilities plus, unless its charter permits otherwise (which our Charter does not), the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution. Notwithstanding this restriction, a Maryland corporation may make a distribution from: (i) its net earnings for the fiscal year in which the distribution is made; (ii) its net earnings for the preceding fiscal year; or (iii) the sum of its net earnings for its preceding eight fiscal quarters even if, after such distribution, the corporation’s total assets would be less than its total liabilities, if, after giving effect to the distribution, the corporation would be able to pay its debts as they become due in the usual course of its business. The Company does not have net earnings during the current or preceding fiscal year, or over the prior eight fiscal quarters

In addition, we and some of our subsidiaries are subject to restrictions under our warehouse borrowings and long-term debt agreements on our ability to pay dividends if there is an event of default or otherwise. Plus, certain debt arrangements require the maintenance of ratios and contain restrictive financial covenants that could limit our ability, and the ability of our subsidiaries, to pay dividends. Furthermore, we will be prohibited from paying dividends on our common stock until we satisfy all of the outstanding dividends owed on our preferred stock. The Company has approximately $52 thousand in cumulative dividends in arrears on the new Series D Preferred stock from the date of issuance.  Every quarter the cumulative undeclared dividends in arrears will accumulate by approximately $0.0021 per share of Series D Preferred stock, or approximately $72 thousand, increasing the new Series D Preferred stock liquidation preference.  The Board of Directors did not declare cash dividends on our common stock during the years ended December 31, 2022 and 2021. We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future.

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

Market Conditions

U.S. economic activity slowed during 2022 reflecting the impacts of significantly higher inflation, rising interest rates and energy price volatility as well as repercussions from ongoing geopolitical uncertainty alongside continued economic impacts from the coronavirus (COVID-19) pandemic which resulted in supply chain disruptions. Inflation across many key economies reached generational highs, prompting central banks to undertake monetary policy tightening actions that are likely to create headwinds to economic growth. U.S. Gross Domestic Product (GDP) grew at an estimated annual rate of 2.1% in 2022, while the personal consumption expenditures price index of 5.0% in December 2022 remained well above the Federal Reserve Board’s (FRB) target inflation rate. The FRB increased short-term interest rates by a total of 425 basis points during 2022 and has indicated that it will increase short-term interest rates further in 2023 in order to fight inflation. While there is debate among economists as to whether these factors, coupled with recent periods of economic contraction in the U.S., indicate that the U.S. has entered, or in the near term will enter, a recession, it remains difficult to predict the full impact on macroeconomic conditions.  These conditions have created significant uncertainty about the future economic environment which will continue to evolve and impact our business in future periods.

Concerns over domestic and global policy issues, trade policy in the U.S. and geopolitical events, as well as the implications of those events on the markets in general, further add to the global uncertainty. Interest rate levels, inflation and slowing economic growth, in combination with global economic conditions, fiscal and monetary policy and the level of regulatory and government scrutiny of financial institutions will continue to impact our results in 2023 and beyond.

Selected Financial Results for 2022 and 2021

	For the Three Months Ended			For the Year Ended
	December 31,	September 30,	December 31,	December 31,	December 31,
(in thousands, except per share data)	2022	2022	2021	2022	2021
Revenues:
Gain (loss) on sale of loans, net	$865	$(682)	$14,861	$6,317	$65,294
Real estate services fees, net	349	290	212	1,081	1,144
(Loss) gain on mortgage servicing rights, net	(157)	196	(68)	194	34
Servicing fees (expense), net	36	32	(39)	63	(432)
Broker fee income	50	—	—	50	—
Other	(73)	3	(29)	890	279
Total revenues (expenses), net	1,070	(161)	14,937	8,595	66,319
Expenses:
Personnel expense	5,060	5,701	13,204	30,705	52,778
General, administrative and other	3,664	3,792	3,978	15,698	16,795
Occupancy	2,041	1,038	1,062	5,297	4,236
Business promotion	261	545	2,249	4,425	7,395
Total expenses	11,026	11,076	20,493	56,125	81,204
Operating (loss) earnings:	(9,956)	(11,237)	(5,556)	(47,530)	(14,885)
Other (expense) income:
Net interest (expense) income	(1,390)	(1,334)	403	(3,869)	2,398
Change in fair value of long-term debt	(430)	(435)	1,459	2,757	2,098
Change in fair value of net trust assets	—	—	7,284	9,248	6,582
Total other (expense) income, net	(1,820)	(1,769)	9,146	8,136	11,078
(Loss) earnings before income taxes	(11,776)	(13,006)	3,590	(39,394)	(3,807)
Income tax expense	(8)	7	8	38	71
Net (loss) earnings	$(11,768)	$(13,013)	$3,582	$(39,432)	$(3,878)
Other comprehensive (loss) earnings:
Change in fair value of instrument specific credit risk	6,097	3,347	(1,148)	17,213	(2,722)
Total comprehensive (loss) earnings	$(5,671)	$(9,666)	$2,434	$(22,219)	$(6,600)

Diluted weighted average common shares	31,144	21,523	21,359	23,918	21,332
Diluted (loss) earnings per share	$(0.38)	$(0.62)	$0.15	$(1.65)	$(0.22)

Status of Operations

For the year ended December 31, 2022, net loss was $39.4 million, or $1.65 per diluted common share, as compared to net loss of $3.9 million, or $0.22 per diluted common share in 2021.  For the quarter ended December 31, 2022, net loss was $11.8 million, or $0.38 per diluted common share, as compared to net earnings of $3.6 million, or $0.15 per diluted common share in the fourth quarter of 2021, and net loss of $13.0 million, or $0.62 per diluted common share, in the third quarter of 2022.

Net loss for the year ended December 31, 2022 increased to $39.4 million as compared to $3.9 million for the year ended December 31, 2021.  The year over year increase in net loss was primarily due to a $59.0 million decrease in gain on sale of loans, net, coupled with a $2.9 million decrease in other income, which was partially offset by an $25.1 million decrease in operating expenses.  The sharp and unexpected decline in gain on sale of loans, net reflects the intense pressure on mortgage originations due to the dramatic collapse of the mortgage refinance market and the weakening mortgage purchase market, which has suffered from a lack of housing inventory and significant increase in mortgage interest rates resulting in customer affordability issues. As previously discussed, the increase in interest rates which began in the fourth quarter of 2021, caused a significant increase in credit spreads, which accelerated through the fourth quarter 2022, resulting in a substantial over supply of low coupon originations causing a severe decline in margins and diminishing capital market distribution exits for originators reliant upon an aggregation execution model.  To mitigate the risks associated with reduced distribution exits and extended settlement timelines, we began pulling back on production, significantly increasing the pricing on our loan products as well as completely shifting to best-efforts delivery for non-agency production in the first quarter of 2022.  As a result, origination volumes decreased significantly during 2022.  For the year ended December 31, 2022, we originated $693.7 million of loans as compared to $2.9 billion of loans originated during the same period in 2021.  During the year ended December 31, 2022, margins were 91 bps as compared to 225 bps during the same period in 2021.

Other income decreased $2.9 million to $8.1 million for the year ended December 31, 2022 primarily due to a $3.6 million reduction in trust gains and net interest (expense) income collectively, which was the result of the sale of the legacy securitization portfolio during the first quarter of 2022, and which was in turn offset by a $659 thousand increase in fair value of our long-term debt.  Offsetting the decreases in total revenues and other income was a $25.1 million decrease in operating expenses during 2022 primarily due to a reduction in variable compensation commensurate with reduced originations as well as a reduction in headcount to support reduced volume.

As part of our continuous expense management assessment, as previously noted, we have undertaken a number of initiatives during the latter half of 2022 and into the first quarter of 2023 that we believe will significantly reduce our expense run rate.  In January 2023, we exited our legacy commercial office space of 120,000 sq. ft. and relocated to a new 19,000 sq.ft. office space.  The reduction of space was made possible by our ability to maintain a majority of our workforce as a hybrid or remote workforce, minimizing in-office space needs.  In accordance with the terms of the lease termination agreement, we paid termination consideration of $3.0 million. We estimate that the amount of base rent, common area maintenance (CAM) charges, storage, parking, and any other miscellaneous charges that would have been payable during the final 20 months of the original lease term would have been in excess of $8.8 million. The new lease term runs through July 31, 2025 with an average rent of $1.35 per sq. ft. over the term of the lease, which including CAM charges, totals approximately $800 thousand over the term of the lease, resulting in significant savings.

In line with our expense management strategies, we repositioned our retail consumer direct channel, CashCall Mortgage (CCM), to be a mortgage broker rather than a direct lender at the end of 2022 and into 2023.  As noted in previous years, our GSE loan originations were sold directly through aggregators.  While we remain in good standing with our aggregator partners, the cost to produce retail loans in light of the rising rate environment and severe margin compression felt across the residential mortgage industry proved challenging—resulting in lower origination volumes and higher cost to produce throughout 2022.  The broker fulfillment model has many strengths including a reduced expense load associated with personnel, operational and technology support, and reduced marketing needs due to organic lead volume generated by the CCM brand.  Broker fulfillment also supports a broader product offering to CCM consumers, allowing the Company to move away from the expense and complexity of managing multiple lending products with support from several departments. We believe adopting a more cost-effective origination strategy is essential to managing the overall monthly expense load of the retail channel while also driving revenue across a broad spectrum of product offerings to consumers.

Additionally, given our lack of conventional GSE origination volume and servicing rights over the past several years, with no direct GSE deliveries to Fannie Mae or Freddie Mac since 2016 and 2020, respectively, we intend to voluntarily relinquish our GSE Seller/Servicer designation which has been suspended during these period of non-delivery. We expect to be a third-party originator with both GSE’s to support our broker model as needed.

Our Wholesale Channel continued to experience significant volume and margin deterioration during the latter half of 2022, and into 2023.  The continued volatility experienced with the Non-QM market associated with liquidity, product offerings, expansive credit to meet consumer demand, and rising rates have all proven to be a considerable hindrance to maintaining a profitable channel in the Wholesale space.  It is our belief that the market conditions and projections will not improve in the near term, and as a result in the first quarter of 2023, the Company decided to wind down operations within its Wholesale Channel until market conditions improve.  With minimal active loans in the pipeline, the Company had no outstanding warehousing or counterparty obligations associated with its wholesale activity.

As noted above, the Company will remain focused on serving consumers through its retail channel, exclusively through a broker model fulfillment strategy until market conditions improve to support other opportunities in the direct and/or wholesale lending space.

Non-GAAP Financial Measures

For the year ended December 31, 2022, adjusted loss before tax (as defined below) was $52.0 million, or $2.17 per diluted common share, as compared to an adjusted loss before tax of $12.4 million, or $0.58 per diluted common share, in 2021.  For the quarter ended December 31, 2022, adjusted loss before tax was $11.0 million, or $0.35 per diluted common share, as compared to an adjusted loss before tax of $5.0 million, or $0.23 per diluted common share, for the fourth quarter of 2021, and adjusted loss before tax of $12.6 million, or $0.59 per diluted common share, for the third quarter of 2022.

To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (GAAP), we use the following non-GAAP financial measures: adjusted loss before tax and diluted adjusted loss per common share before tax.  Adjusted loss and diluted adjusted loss per common share are financial measurements calculated by adjusting GAAP net loss before tax to exclude certain non-cash items, such as fair value adjustments and mark-to-market of mortgage servicing rights (MSRs), and legacy non-recurring expenses.  We believe adjusted loss provides useful information to investors regarding our results of operations as it assists both investors and management in analyzing and benchmarking the performance and value of our core business of mortgage lending over multiple periods. Adjusted loss facilitates company-to-company operating performance comparisons by backing out potential non-cash differences caused by variations in hedging strategies and changes in valuations for long-term debt and net trust assets, which may vary for different companies for reasons unrelated to operating performance, as well as certain historical cost (benefit) items which may vary for different companies for reasons unrelated to operating performance. These non-GAAP financial measures are not intended to be considered in isolation and should not be a substitute for (loss) earnings before income taxes, (loss) earnings or diluted (loss) earnings per common share (EPS) or any other operating performance measure calculated in accordance with GAAP, and may not be comparable to a similarly titled measure reported by other companies.  The tables below provide a reconciliation of (loss) earnings before tax and diluted (loss) earnings per common share to non-GAAP adjusted loss before tax and non-GAAP diluted adjusted loss per common share before tax:

	For the Three Months Ended			For the Year Ended
	December 31,	September 30,	December 31,	December 31,	December 31,
(in thousands, except per share data)	2022	2022	2021	2022	2021
(Loss) earnings before income taxes:	$(11,776)	$(13,006)	$3,590	$(39,394)	$(3,807)

Change in fair value of mortgage servicing rights	138	(223)	(32)	(317)	(221)
Change in fair value of long-term debt	430	435	(1,459)	(2,757)	(2,098)
Change in fair value of net trust assets, including trust REO (losses) gains	—	—	(7,284)	(9,248)	(6,582)
Legacy corporate-owned life insurance (1)	225	177	166	(257)	330
Adjusted loss before tax	$(10,983)	$(12,617)	$(5,019)	$(51,973)	$(12,378)

Diluted weighted average common shares	31,144	21,523	21,359	23,918	21,332
Diluted adjusted loss per common share before tax	$(0.35)	$(0.59)	$(0.23)	$(2.17)	$(0.58)

Diluted (loss) earnings per common share	$(0.38)	$(0.62)	$0.15	$(1.65)	$(0.22)
Adjustments:
Cumulative non-declared dividends on preferred stock	—	0.02	0.02	—	0.04
Change in fair value of mortgage servicing rights	0.01	(0.01)	—	(0.01)	(0.01)
Change in fair value of long-term debt	0.01	0.01	(0.07)	(0.11)	(0.10)
Change in fair value of net trust assets, including trust REO gains (losses)	—	—	(0.34)	(0.39)	(0.31)
Legacy corporate-owned life insurance	0.01	0.01	0.01	(0.01)	0.02
Diluted adjusted loss per common share before tax	$(0.35)	$(0.59)	$(0.23)	$(2.17)	$(0.58)
(1)	Amounts included in other revenues, general, administrative and other expense and net interest income for amounts associated with the cash surrender value of corporate-owned life insurance trusts, premiums associated with the corporate-owned life insurance trusts liabilities, and interest expense on the corporate-owned life insurance trusts, respectively, in the accompanying consolidated statements of operations and comprehensive loss.

Key Metrics

●	Total mortgage originations volumes were $21.5 million in the fourth quarter of 2022 and $693.7 million in 2022 as compared to $759.4 million in the fourth quarter of 2021 and $2.9 billion in 2021.
●	NonQM mortgage origination volumes were $18.4 million in the fourth quarter of 2022 and $462.5 million in 2022 as compared to $382.1 million in the fourth quarter of 2021 and $683.6 million in 2021.

●	Gain on sale of loans, net decreased to $865 thousand in the fourth quarter of 2022, as compared to $14.9 million in the fourth quarter of 2021. Gain on sale of loans, net decreased to $6.3 million, with margins of approximately 91 bps for 2022 as compared to $65.3 million, with margins of approximately 225 bps for 2021.
●	During the first quarter of 2022, we sold the legacy securitization portfolio for $37.5 million recording a $9.2 million increase in fair value, net of $277 thousand in transaction costs, resulting in the deconsolidation of securitized mortgage trust assets of approximately $1.6 billion and related securitized mortgage trust liabilities of approximately $1.6 billion.
●	In December 2022, we sold $68.0 million in UPB of our government insured MSRs for approximately $725 thousand, receiving $508 thousand in proceeds upon sale, with the remaining proceeds received in 2023 upon transfer of the servicing and transfer of all trailing documents.
●	Servicing fees (expense), net was income of $36 thousand in the fourth quarter of 2022 and income of $63 thousand in 2022, as compared to expense of $39 thousand in the fourth quarter of 2021 and an expense of $432 thousand in 2021.
●	Operating expenses (personnel, business promotion and general, administrative and other) decreased to $11.0 million in the fourth quarter of 2022 and $56.1 million in 2022 as compared to $20.5 million in the fourth quarter of 2021 and $81.2 million in 2021.

Mortgage Lending

For the year ended 2022, total originations were $693.7 million as compared to $2.9 billion in 2021.  Retail originations represented the largest channel of originations with 61%, or $422.0 million, of total originations in 2022, which was down from 80% of total originations, or $2.3 billion, in 2021.  The decrease in originations as compared to 2021, was due to the continued increase in interest rates which began in the fourth quarter of 2021, resulting in a reduction in purchase loans due to a decrease in home purchase affordability and in refinance volume due to the number of loans that had previously refinanced during the preceding historically low interest rate environment.  While we began to shift our origination focus away from more rate and margin sensitive conventional originations during the first quarter of 2021, the increase in interest rates which began in the fourth quarter of 2021 and accelerated throughout 2022, resulted in a significant increase in credit spreads, in which further resulted in a substantial over supply of low coupon originations causing a severe decline in margins and diminished capital market distribution exits for originators reliant upon an aggregation execution model.  To mitigate the risks associated with reduced distribution exits and extended settlement timelines, we began to pull back on production, significantly increasing the pricing on our loan products as well as completely shifting to a best-efforts delivery for non-agency production in the first quarter of 2022, which significantly reduced our origination volumes during 2022 as compared to 2021.   We continue to manage our headcount, pipeline and capacity to balance the risks inherent in an aggregation execution model.

	For the year ended December 31,
(in millions)	2022	%	2021	%
Originations by Channel:
Retail	$422.0	61%	$2,318.3	80%
Wholesale	271.7	39	585.1	20
Total originations	$693.7	100%	$2,903.4	100%

Our loan products include conventional loans for Fannie Mae and Freddie Mac, NonQM, jumbo and government loans insured by FHA, VA and USDA.

Originations by Loan Type:

	For the Year Ended December 31,
(in millions)	2022	2021	% Change
Conventional	$211.8	$2,096.9	(90)%
NonQM	462.5	683.6	(32)
Jumbo	5.5	73.7	(93)
Government (1)	13.9	49.2	(72)
Total originations	$693.7	$2,903.4	(76)%

Weighted average FICO (2)	741	759
Weighted average LTV (3)	64.6%	57.7%
Weighted average coupon	4.90%	3.14%
Avg. loan size (in thousands)	$382.2	$362.4
(1)	Includes government-insured loans including FHA, VA and USDA.
(2)	FICO—Fair Isaac Corporation credit score.
(3)	LTV—loan to value—measures ratio of loan balance to estimated property value based upon third party appraisal.

During the fourth quarter of 2021, we originated $382.1 million in NonQM loans and were on pace to exceed our fourth quarter 2021 NonQM originations during the first quarter of 2022, prior to the dislocation in NonQM pricing as a result of widening credit spreads.  As described above, as a result of the market dislocation we backed off NonQM production in the latter half of the first quarter of 2022 with NonQM originations decreasing to $18.4 million in the fourth quarter of 2022 down from  $314.3 million during the first quarter of 2022, and down from $382.1 million during the fourth quarter of 2021.  For the year ended December 31, 2022, NonQM originations decreased to $462.5 million, or 67% of total originations, as compared to $683.6 million, or 24% of total originations, for the year ended December 31, 2021.  The increase in the percentage NonQM originations is the result of the dramatic decline in conventional originations in 2022 as a result of the aforementioned intense pressure on mortgage originations due to the dramatic collapse of the mortgage refinance market and the weakening mortgage purchase market.

In 2022, our NonQM originations had a weighted average Fair Isaac Corporation credit score (FICO) of 738 and a weighted average LTV ratio of 67%.  In 2021, our NonQM originations had a weighted average FICO of 747 and a weighted average LTV ratio of 65%.  In 2022, the retail channel accounted for 43% of NonQM originations while the third party originations (TPO) channels accounted for 57% of NonQM production.  In 2021, the retail channel accounted for 28% of NonQM originations while the TPO channels accounted for 72% of NonQM production.

We believe the quality, consistency and performance of our NonQM originations has been demonstrated through the previous issuance of 21 securitizations since 2018, whereby our originations were represented as the largest originator in over half of the deals and represented no less than the third largest originator in the other deals.  Four of the 21 securitizations were 100% backed by NonQM collateral from the Company with the senior tranches receiving AAA ratings.

For the year ended December 31, 2022, refinance volume decreased 81% to $500.4 million as compared to $2.6 billion in 2021. The decrease in originations was due to the aforementioned significant increase in interest rates as compared to 2021.  We continue to manage our headcount, pipeline and capacity to balance the risks inherent in an aggregation execution model.

	For the Year Ended December 31,
(in millions)	2022	%	2021	%
Refinance	$500.4	72%	$2,611.9	90%
Purchase	193.3	28	291.5	10
Total originations	$693.7	100%	$2,903.4	100%

As of December 31, 2022, we had approximately 581 approved wholesale relationships with mortgage brokerage companies and are approved to lend in 47 states. While we currently have no approved correspondent relationships with banks, credit unions and mortgage companies, we are approved to lend in 50 states.

Mortgage Servicing

In December 2022, we sold $68.0 million of our government insured MSRs for approximately $725 thousand, receiving $508 thousand in proceeds upon sale, with the remaining proceeds received in 2023 upon transfer of the servicing and transfer of all trailing documents. As a result of the sale, we were not servicing mortgage loans at December 31, 2022 as compared to a mortgage servicing portfolio of $71.8 million at December 31, 2021. The servicing portfolio generated net servicing fees of $63 thousand for the year ended December 31, 2022, as compared to net servicing expense of $432 thousand for the year ended December 31, 2021, as a result of the small UPB of the servicing portfolio during the year.

Real Estate Services

Real estate services fees, net are generated from our former long-term mortgage portfolio. We provide portfolio loss mitigation and real estate services including real estate owned (REO) surveillance and disposition services, default surveillance and loss recovery services, short sale and real estate brokerage services, portfolio monitoring and reporting services.  Additionally, as previously noted, in March 2022, we sold our residual interest certificates, and assigned certain optional termination and loan purchase rights which entails the entire legacy securitization portfolio within our long-term mortgage portfolio.  As a result, it is our expectation that the real estate services fees, net generated from the long-term mortgage portfolio will decline in future periods as the securitizations are called or collapsed by the purchaser.  For the year ended December 31, 2022, real estate service fees, net were $1.1 million as compared to $1.1 million for the year ended December 31, 2021.  For the year ended December 31, 2022, the real estate services segment posted a loss before income taxes of $292 thousand as compared to a loss before income taxes of $265 thousand for the year ended December 31, 2021.

Long-Term Mortgage Portfolio

Our former long-term mortgage portfolio primarily included (a) the residual interests in securitizations, (b) master servicing rights from the securitizations and (c) long-term debt.

As previously noted, in March 2022, we sold the legacy securitization portfolio which, in accordance with FASB ASC 810-10-25, resulted in deconsolidation of the securitized mortgage trust assets totaling approximately $1.6 billion and trust liabilities of $1.6 billion as of the sale date as we were no longer the primary beneficiary of the consolidated securitization trusts. We will remain as the master servicer with respect to all of the securitizations until such time that the deals are collapsed or payoff. Prior to the aforementioned sale and transfer of the legacy securitization portfolio in March 2022, the residual interests generated cash flows of $1.1 million in the first quarter of 2022 prior to the sale as compared to $3.1 million in 2021.

For additional information regarding the long-term mortgage portfolio refer to Financial Condition and Results of Operations below.

Corporate

The corporate segment includes all corporate services groups, public company costs as well as debt expense related to the Convertible Notes and capital leases. This corporate services group supports all operating segments. A portion of the corporate services costs are allocated to the operating segments. The costs associated with being a public company, unused space from our corporate office as well as the interest expense related to the Convertible Notes and capital leases is not allocated to our operating segments and remains in this segment.

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

Derivative financial instruments—We utilize certain derivative instruments in the ordinary course of our business to manage our exposure to changes in interest rates. These derivative include Hedging Instruments (typically to-be-announced mortgage-backed securities (TBA MBS), forward loan commitments and interest rate swap futures). We also issue interest rate lock commitments (IRLCs) to borrowers in connection with single family mortgage loan originations. We recognize all derivative instruments at fair value. The concept of fair value relating to IRLCs is no different than fair value for any other financial asset or liability: fair value is the price at which an orderly transaction to sell the asset or to transfer the liability would take place between market participants at the measurement date under current market conditions. Because IRLCs do not trade in the market, the Company determines the estimated fair value based on expectations of what an investor would pay to acquire the Company’s IRLCs, which utilizes current market information for secondary market prices for underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and easily validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program, and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated current secondary market prices for underlying loans and estimated servicing value with similar coupons, maturities and credit quality, subject to the anticipated loan funding probability (Pull through Rate).  This value is adjusted for other costs that would be required by a market participant acquiring the IRLCs.  The fair value of TBA MBS are based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date and are recorded in other liabilities in the consolidated balance sheets. The fair value of swap futures are based on the actively traded instruments in a liquid market. The initial and subsequent changes in value of IRLCs and Hedging Instruments are a component of gain on sale of loans, net in the consolidated statements of operations and comprehensive loss.

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

Variable Interest Entities and Transfers of Financial Assets and Liabilities

Historically, we securitized mortgages in the form of collateralized mortgage obligations (CMO) and real estate mortgage investment conduits (REMICs), (collectively, securitizations), which were either consolidated or unconsolidated depending on the design of the securitization structure. These securitizations were evaluated for consolidation in accordance with the variable interest model of FASB ASC 810-10-25. A variable interest entity (VIE) is consolidated in the financial statements if the Company has the power to direct activities that most significantly impact the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.  We consolidated certain VIEs where we were both the primary beneficiary of the residual interests in the securitization trusts as well as the master servicer.  Being the master servicer provides control over the collateral through the ability to direct the servicers to take specific loss mitigation efforts. As noted below, in the first quarter of 2022, we sold the legacy securitization portfolio.  Prior to the sale of the legacy securitization portfolio, the assets and liabilities that were included in the consolidated VIEs included the mortgage loans and real estate owned collateralizing the debt securities which were included in securitized mortgage trust assets on our consolidated balance sheets and the debt securities payable to investors which were included in securitized mortgage trust liabilities on our accompanying consolidated balance sheets.

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

Interest Income and Interest Expense

Prior to the sale of the legacy securitization trusts and related deconsolidation of the trusts, interest income on securitized mortgage collateral and interest expense on securitized mortgage borrowings were recorded using the effective interest method for the period based on the previous quarter-end’s estimated fair value. Interest expense on long-term debt is recorded using the effective interest method based on estimated future interest rates and cash flows.

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

Financial Condition and Results of Operations

Financial Condition

For the years ended December 31, 2022 and 2021

The following table shows the condensed consolidated balance sheets for the following periods:

(in thousands, except per share data)	December 31,	December 31,	$	%
	2022	2021	Change	Change
ASSETS
Cash	$25,864	$29,555	$(3,691)	(12)%
Restricted cash	4,140	5,657	(1,517)	(27)
Mortgage loans held-for-sale	13,052	308,477	(295,425)	(96)
Mortgage servicing rights	—	749	(749)	(100)
Securitized mortgage trust assets	—	1,642,730	(1,642,730)	(100)
Other assets	17,275	35,603	(18,328)	(51)
Total assets	$60,331	$2,022,771	$(1,962,440)	(97)%
LIABILITIES & (DEFICIT) EQUITY
Warehouse borrowings	$3,622	$285,539	$(281,917)	(99)%
Convertible notes	15,000	20,000	(5,000)	(25)
Long-term debt (Par value; $62,000)	27,753	46,536	(18,783)	(40)
Securitized mortgage trust liabilities	—	1,614,862	(1,614,862)	(100)
Repurchase reserve	5,875	4,744	1,131	24
Other liabilities	19,684	41,154	(21,470)	(52)
Total liabilities	71,934	2,012,835	(1,940,901)	(96)%
Total (deficit) equity	(11,603)	9,936	(21,539)	(217)%
Total liabilities and stockholders’ (deficit) equity	$60,331	$2,022,771	$(1,962,440)	(97)%

Book and tangible book value per share	$(0.32)	$0.47	$(0.78)	(168)%

At December 31, 2022, cash decreased to $25.9 million from $29.6 million at December 31, 2021. Cash balances decreased primarily due to payment of operating expenses partially offset by the aforementioned $37.5 million in proceeds from the sale and transfer of the legacy securitization portfolio during the first quarter of 2022.

Mortgage loans held-for-sale decreased $295.4 million to $13.1 million at December 31, 2022 as compared to $308.5 million at December 31, 2021. During the year ended December 31, 2022, we had originations of $693.7 million offset by $978.6 million in loan sales. As a normal course of our origination and sales cycle, loans held-for-sale at the end of any period were generally sold within one or two subsequent months.

Mortgage servicing rights decreased $749 thousand to zero at December 31, 2022 as compared to $749 thousand at December 31, 2021. In 2022, the mortgage servicing portfolio decreased due to a mark-to-market decrease in fair value of $70 thousand partially offset by additions of $46 thousand from servicing retained loan sales of $4.5 million in UPB. In December 2022, we sold $68.0 million in UPB of our government insured MSRs for approximately $725 thousand, receiving $508 thousand in proceeds upon sale, with the remaining proceeds received in 2023 upon transfer of the servicing and transfer of all trailing documents. At December 31, 2022, we had no servicing for others as compared to $71.8 million at December 31, 2021.

Other assets decreased $18.3 million to $17.3 million at December 31, 2022 as compared to $35.6 million at December 31, 2021.  The reduction in other assets was primarily attributable to a $9.0 million decrease in ROU assets as a result of the aforementioned lease modification and termination of our former corporate office in December 2022, as well as amortization of the ROU asset prior to the lease modification and termination.

Warehouse borrowings decreased $281.9 million to $3.6 million at December 31, 2022 as compared to $285.5 million at December 31, 2021. The decrease was due to a $295.4 million decrease in mortgage loans held-for-sale at December 31, 2022 as compared to December 31, 2021.  During 2022, we decreased our warehouse lending capacity by $574.0 million to $41.0 million and decreased our warehouse counterparties from four to two as a result of the decrease in origination volumes.  At December 31, 2022, we did not renew our $25.0 million warehouse facility further reducing warehouse capacity to $16.0 million with one counterparty.

Convertible notes decreased $5.0 million to $15.0 million at December 31, 2022 as compared to $20.0 million at December 31, 2021.  On April 29, 2022, the Company and holders of its Notes agreed to extend the maturity date of the Notes upon conclusion of the term on May 9, 2022.  The Company decreased the aggregate principal amount of the Notes to $15.0 million, following the pay-down of $5.0 million in principal of the Notes on May 9, 2022 (Third Amendment).  The Notes are due and payable in three equal installments of $5.0 million on each of May 9, 2023, May 9, 2024 and the stated maturity date of May 9, 2025.

The estimated fair value of long-term debt decreased by $18.7 million to $27.8 million from $46.5 million at December 31, 2021.  The decrease in estimated fair value was the result of a $17.2 million change in the instrument specific credit risk (included in other comprehensive loss in the consolidated statements of operations) primarily the result of an increase in the credit risk associated with the Company’s risk profile and a $2.8 million change in the market specific credit risk (included in Change in fair value of long-term debt in the consolidated statements of operations) as a result of an increase in the risk free rate component of the discount rate and forward LIBOR curve during 2022, partially offset by a $1.2 million increase due to accretion (included in interest expense in the consolidated statements of operations).

Repurchase reserves increased $1.2 million to $5.9 million at December 31, 2022 as compared to $4.7 million at December 31, 2021.  The increase was due to $2.4 million in provision for repurchases as a result of an increase in expected future losses related to repurchased loans partially offset by $1.3 million in settlements primarily related to repurchased loans and indemnifications.

Other liabilities decreased $21.5 million to $19.7 million at December 31, 2022 as compared to $41.2 million at December 31, 2021.  The reduction in other liabilities was primarily attributable to a $12.5 million decrease in ROU liabilities as a result of the aforementioned lease modification and termination of our former corporate office in December 2022 as well as amortization of the ROU liability prior to the lease modification and termination.

Book value per share decreased 168% to ($0.32) at December 31, 2022 as compared to $0.47 at December 31, 2021. Book value per common share increased 79% to ($0.41) as of December 31, 2022 (inclusive of the $3.5 million of liquidation preference on our Series D Preferred stock), as compared to ($1.96) as of December 31, 2021 (which was inclusive of the remaining $51.8 million of liquidation preference on our preferred stock).  Inclusive of the Series D Preferred stock cumulative undeclared dividends in arrears of $52 thousand in 2022 and  Series B Preferred stock cumulative undeclared dividends in arrears of $19.1 million in 2021, (as discussed further in Note 8 – Redeemable Preferred Stock of the “Notes to Consolidated Financial Statements”), book value per common share increased 86% to ($0.41) as of December 31, 2022 as compared to ($2.86) as of December 31, 2021.

As previously disclosed, in March 2022, we sold our residual interest certificates, and assigned certain optional termination and loan purchase rights relating to 37 securitizations that closed between 2000 and 2007, which entailed the entire legacy securitization portfolio within our long-term mortgage portfolio. As a result of the sale, in accordance with FASB ASC 810-10-25, we deconsolidated the securitized mortgage trust assets totaling approximately $1.6 billion and trust liabilities of $1.6 billion as of the sale date as the Company was no longer the primary beneficiary of the consolidated securitization trusts. We will remain as the master servicer with respect to all of the securitizations until such time that the deals are collapsed, payoff or the master servicing rights are sold.

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

The following table presents changes in the trust assets and trust liabilities for the year ended December 31, 2022:

	TRUST ASSETS			TRUST LIABILITIES
	Level 3 Recurring Fair
	Value Measurement			Level 3 Recurring Fair
		NRV		Value Measurement
	Securitized	Real		Securitized	Net
	mortgage	estate	Total trust	mortgage	trust
	collateral	owned	assets	borrowings	assets
Recorded fair value at December 31, 2021	$1,639,251	$3,479	$1,642,730	$(1,614,862)	$27,868
Total gains/(losses) included in earnings:
Interest income	2,019	—	2,019	—	2,019
Interest expense	—	—	—	(7,564)	(7,564)
Change in FV of net trust assets, excluding REO (1)	9,248	—	9,248	—	9,248
Total gains (losses) included in earnings	11,267	—	11,267	(7,564)	3,703
Transfers in and/or out of level 3	—	—	—	—	—
Purchases, issuances and settlements	(1,650,518)	(3,479)	(1,653,997)	1,622,426	(31,571)
Recorded fair value at December 31, 2022	$—	$—	$—	$—	$—
(1)	Represents change in fair value of net trust assets, including trust REO gains in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022.

Total trust assets above reflect a net gain of $9.2 million as a result of an increase in fair value related to the sale of our legacy securitization portfolio for the year ended December 31, 2022.

The table below reflects the net trust assets as a percentage of total trust assets (residual interests in securitizations):

	December 31,	December 31,
	2022	2021
Net trust assets	$—	$27,868
Total trust assets	—	1,642,730
Net trust assets as a percentage of total trust assets	—%	1.70%

The following tables present the estimated fair value of our residual interests by securitization vintage year and other related assumptions used to derive these values for the period indicated:

	Estimated Fair Value of Residual
	Interests by Vintage Year at
	December 31, 2021
Origination Year	SF	MF	Total
2002-2003 (1)	$13,167	$722	$13,889
2004	7,661	736	8,397
2005	851	442	1,293
2006	—	4,289	4,289
Total	$21,679	$6,189	$27,868
Weighted avg. prepayment rate	15.4%	15.3%	15.4%
Weighted avg. discount rate	11.8%	11.6%	11.7%
(1)	2002-2003 vintage year includes CMO 2007-A, since the majority of the mortgages collateralized in this securitization were originated during this period.

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

Long-Term Mortgage Portfolio Credit Quality

Ar previously noted, with the sale of the legacy securitization portfolio in March 2022, we remain the master servicer with respect to all of the securitizations until such time that the deals are collapsed, paid off, or the master servicing rights are sold.

We used the Mortgage Bankers Association (MBA) method to define delinquency as a contractually required payment being 30 or more days past due. We measured delinquencies from the date of the last payment due date in which a payment was received. Delinquencies for loans 60 days late or greater, foreclosures and delinquent bankruptcies were $310.5 million or 17.3% as of December 31, 2021.

The following table summarized the unpaid principal balances of loans in our mortgage portfolio, included within securitized mortgage collateral, that were 60 or more days delinquent (utilizing the MBA method) as of December 31, 2021:

	December 31,	Total
Securitized mortgage collateral	2021	Collateral
60 - 89 days delinquent	$21,086	1.2%
90 or more days delinquent	147,387	8.2
Foreclosures (1)	89,181	5.0
Delinquent bankruptcies (2)	52,854	2.9
REO (3)	—	—
Total 60 or more days delinquent and REO	$310,508	17.3%
Total collateral	$1,798,079	100.0%
(1)	Represents properties in the process of foreclosure.
(2)	Represents bankruptcies that are 30 days or more delinquent.

At December 31, 2021, mortgage loans 60 or more days delinquent (whether or not subject to forbearance) declined 40% as compared to December 31, 2020.  Delinquency and forbearance are taken into account as part of our credit loss assumptions when determining the estimated fair value of our residual interests.

The following table summarizeed the UPB of securitized mortgage collateral, mortgage loans held-for-sale and real estate owned,  that were non-performing as of the dates indicated (excludes 60-89 days delinquent):

		Total
	December 31,	Collateral
	2021	%
90 or more days delinquent (including forbearances), REO, foreclosures and delinquent bankruptcies	$289,422	16.1%
Real estate owned inside trusts at NRV	3,479	0.2
Total non-performing assets	$292,901	16.3%

Non-performing assets consisted of non-performing loans (mortgages that are 90 or more days delinquent, including loans in foreclosure and delinquent bankruptcies plus REO). It is our policy to place a mortgage loan on nonaccrual status when it becomes 90 days delinquent and to reverse from revenue any accrued interest, except for interest income on securitized mortgage collateral when the scheduled payment was received from the servicer. The servicers are required to advance principal and interest on loans within the securitization trusts to the extent the advances are considered recoverable. IFC, a subsidiary of IMH and master servicer, may be required to advance funds, or in most cases cause the loan servicers to advance funds, to cover principal and interest payments not received from borrowers depending on the status of their mortgages. At December 31, 2021, non-performing assets to total collateral was 16.3%. Non-performing assets decreased by approximately $60.3 million at December 31, 2022 as compared December 31, 2021.

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

For the year ended December 31, 2022, no REO entries were recorded as the REO was a component of the sale of the legacy portfolio in March 2022. For the year ended December 31, 2021, we recorded a $111 thousand increase in net realizable value of the REO. Increases and write-downs of the net realizable value reflect increases or declines in value of the REO subsequent to foreclosure date, but prior to the date of sale.

The following table presents the balances of the REO:

	December 31,	December 31,
	2022	2021
REO	$—	$10,335
Impairment (1)	—	(6,856)
Ending balance	$—	$3,479
REO inside trusts	$—	$3,479
REO outside trusts	—	—
Total	$—	$3,479
(1)	Impairment represents the cumulative write-downs of net realizable value subsequent to foreclosure.

Prior to the sale of the legacy securitization trusts, we calculated the cash flows to assess the fair value of the securitized mortgage collateral, we estimated the future losses embedded in our loan portfolio. In evaluating the adequacy of these losses, management took many factors into consideration. For instance, a detailed analysis of historical loan performance data was accumulated and reviewed. This data was analyzed for loss performance and prepayment performance by product type, origination year and securitization issuance. The data was also broken down by collection status. Our estimated losses for these loans was developed by estimating both the rate of default of the loans and the amount of loss severity in the event of default. The rate of default was assigned to the loans based on their attributes (e.g., original loan to value, borrower credit score, documentation type, geographic location, etc.) and collection status. The rate of default was based on analysis of migration of loans from each aging category. The loss severity was determined by estimating the net proceeds from the ultimate sale of the foreclosed property. The results of that analysis were then applied to the current mortgage portfolio and an estimate was created. We believe that pooling of mortgages with similar characteristics was an appropriate methodology in which to evaluate the future loan losses.

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

Results of Operations

For the year ended December 31, 2022 as compared to 2021

	For the Year Ended December 31,
			$	%
	2022	2021	Change	Change
Revenues	$8,595	$66,319	$(57,724)	(87)%
Expenses	(56,125)	(81,204)	25,079	31
Net interest (expense) income	(3,869)	2,398	(6,267)	(261)
Change in fair value of long-term debt	2,757	2,098	659	31
Change in fair value of net trust assets, including trust REO losses	9,248	6,582	2,666	41
Income tax expense	(38)	(71)	33	46
Net loss	$(39,432)	$(3,878)	$(35,554)	(917)%
Loss per share available to common stockholders—basic	$(1.65)	$(0.22)	$(1.43)	(656)%
Loss per share available to common stockholders—diluted	$(1.65)	$(0.22)	$(1.43)	(656)%

Revenues

	For the Year Ended December 31,
			$	%
	2022	2021	Change	Change
Gain on sale of loans, net	$6,317	$65,294	$(58,977)	(90)%
Servicing fees (expense), net	63	(432)	495	115
Real estate services fees, net	1,081	1,144	(63)	(6)
Gain on mortgage servicing rights, net	194	34	160	471
Broker fee income	50	—	50	n/a
Other revenues	890	279	611	219
Total revenues	$8,595	$66,319	$(57,724)	(87)%

Gain on sale of loans, net.  For the year ended December 31, 2022, gain on sale of loans, net totaled $6.3 million compared to $65.3 million in the comparable 2021 period. The decrease in gain on sale of loans, net was most notably due to a $62.5 million decrease in gain on sale of loans, a $12.2 million increase in mark-to-market losses on loans held-for-sale (LHFS), a $2.3 million increase in provision for repurchases and a $490 thousand decrease in premiums from servicing retained loan sales.  Partially offsetting these decreases in gain on sale of loans, net was a $13.2 million decrease in direct origination expenses and a $5.4 million increase in realized and unrealized net gains on derivative financial instruments.

The sharp decline in gain on sale reflects the intense pressure on mortgage originations due to the dramatic collapse of the mortgage refinance market and the weakening mortgage purchase market, which has suffered from a lack of housing inventory and a significant increase in mortgage interest rates resulting in customer home purchase   affordability issues. As previously discussed, the increase in interest rates which began in the fourth quarter of 2021, caused a significant increase in credit spreads which accelerated throughout 2022, resulting in a substantial over supply of low coupon originations causing a severe decline in margins and diminishing capital market distribution exits for originators reliant upon an aggregation execution model.  To mitigate the risks associated with reduced distribution exits and extended settlement timelines, we began to pull back on production, significantly increasing the pricing on our loan products as well as completely shifting to best-efforts delivery for non-agency production in the first quarter of 2022.  As a result, origination volumes decreased significantly during 2022.  For the year ended December 31, 2022, we originated and sold $693.7 million and $978.6 million of mortgage loans, respectively, as compared to $2.9 billion and $2.8 billion of loans originated and sold, respectively, during the same period in 2021.  During the year ended December 31, 2022, as a result of historically low volume our margins were 91 bps as compared to 225 bps during the same period in 2021.

Servicing (expenses) fees, net.  For the year ended December 31, 2022, servicing fees, net were $63 thousand compared to servicing expenses, net of ($432) thousand in the comparable 2021 period.  The increase in servicing fees, net was due to the increase in the average size of our mortgage servicing portfolio resulting in increased servicing fees as compared to the same period in 2021.  For the years ended December 31, 2022 and 2021, we had $4.5 million and $52.2 million, respectively, in servicing retained loan sales.  The servicing portfolio average balance increased 29% to $66.2 million for the year ended December 31, 2022 as compared to an average balance of $51.2 million for the comparable period in 2021.  While we continued to selectively retain mortgage servicing throughout 2022, in December 2022, we sold $68.0 million in UPB of our government insured MSRs for approximately $725 thousand, receiving $508 thousand in proceeds upon sale, with the remaining proceeds received in 2023 upon transfer of the servicing and transfer of all trailing documents.  As a result of the servicing sale, we currently have no servicing portfolio at December 31, 2022.

Gain on mortgage servicing rights, net.

	For the Year Ended December 31,
			$	%
	2022	2021	Change	Change
Gain on sale of mortgage servicing rights	$264	$160	$104	65%
Changes in fair value:
Due to changes in valuation market rates, inputs or assumptions	53	61	(8)	(13)
Other changes in fair value:
Scheduled principal prepayments	(43)	(48)	5	10
Voluntary prepayments	(80)	(139)	59	42
Total changes in fair value	$(70)	$(126)	$56	44

Gain on mortgage servicing rights, net	$194	$34	$160	471%

The year over year increase in gain on mortgage servicing rights, net was primarily due to the collection of holdbacks in excess of previously reserved for amounts on prior period mortgage servicing sales partially offset by a reduction due to the aforementioned servicing sale during the fourth quarter of 2022. For the year ended December 31, 2022, gain on sale MSRs, net was $194 thousand compared to a gain of $34 thousand in the comparable 2021 period.  For the year ended December 31, 2022, we recorded a $264 thousand gain on sale of MSR, net as a result of the collection of holdbacks in excess of previously reserved for amounts on prior period mortgage servicing sales which was partially offset by an $18 thousand loss on sale of MSRs during the fourth quarter of 2022.  During the year ended December 31, 2021, we recorded a $160 thousand gain on MSRs, net as a result of the collection of holdbacks in excess of previously reserved for amounts on prior period mortgage servicing sales.  Additionally, for the year ended December 31, 2022, we recorded a $70 thousand loss from change in fair value of MSRs due to voluntary and scheduled prepayments partially offset by an increase in fair value changes associated with changes in market interest rates, inputs and assumptions.  For the year ended December 31, 2021, we recorded a $126 thousand loss from change in fair value of MSRs due to voluntary and scheduled prepayments partially offset by an increase in fair value changes associated with changes in market interest rates, inputs and assumptions.

Real estate services fees, net.  For the year ended December 31, 2022, real estate services fees, net were flat at $1.1 million compared to $1.1 million in the comparable 2021 period.  While real estate service fees were flat year over year, we expect them to decline over time as a result of a decrease in transactions related to the decline in the number of loans and the UPB of the long-term mortgage portfolio. Additionally, as previously noted, in March 2022, we sold our residual interest certificates, and assigned certain optional termination and loan purchase rights which entailed the entire legacy securitization portfolio within our long-term mortgage portfolio.  As a result, it is our expectation that the real estate services fees generated from the long term mortgage portfolio will decline in future periods as the securitization trusts are called or collapsed by the purchaser.

Broker fee income. As previously noted in Item 1.- “Business” of Part I of this Annual Report on Form 10-K, in December 2022, we repositioned our retail consumer direct channel CCM, to be a broker rather than a direct lender.   As a result, during the fourth quarter of 2022 we had broker fee income of $50 thousand on $2.1 million of brokered loans.

Other revenues. For the year ended December 31, 2022, other revenues were $890 thousand as compared to $279 thousand in the comparable 2021 period.  The $611 thousand increase was primarily the result of an increase in the cash surrender value of the corporate-owned life insurance trusts during the first quarter of 2022, as a result of the application of prior year investment gains which get applied at the annual renewal date in the first quarter of each fiscal year.

Expenses

	For the Year Ended December 31,
			$	%
	2022	2021	Change	Change
Personnel expense	$30,705	$52,778	$(22,073)	(42)%
General, administrative and other	15,698	16,795	(1,097)	(7)
Occupancy	5,297	4,236	1,061	25
Business promotion	4,425	7,395	(2,970)	(40)
Total expenses	$56,125	$81,204	$(25,079)	(31)%

Total expenses decreased to $56.1 million for the year ended December 31, 2022 compared to $81.2 million for the comparable period 2021.  Personnel expense decreased $22.1 million to $30.7 million for the year ended December 31, 2022 as compared to $52.8 million in the same period in 2021.  The decrease in personnel expense was primarily related to a reduction in variable compensation as well as a reduction in headcount to support reduced volume as compared to the same period in 2021.  Average headcount decreased 37% to 210 for the year ended December 31, 2022 as compared to 335 for the same period in 2021.

General, administrative and other expenses decreased to $15.7 million for the year ended December 31, 2022 compared to $16.8 million for the same period in 2021.  The decrease in general, administrative and other expenses was the result of an $1.7 million decrease in data processing, professional fees and general administrative and other expense all related to a reduction in fundings during the period.  Partially offsetting the decline in general, administrative and other expenses was a $348 thousand increase in legal fees associated with the aforementioned Exchange Offers and a $215 thousand increase in CAM expense primarily related to a true up of prior and current year maintenance for the corporate headquarters.

Occupancy expense increased to $5.3 million for the year ended December 31, 2022 compared to $4.2 million for the same period in 2021.  The increase in occupancy expense was primarily due to the modification and early termination of the Company’s previous corporate office.  On December 15, 2022, IFC, a wholly-owned subsidiary of IMH, and Jacaranda Holdings, LLC (the Landlord), entered into a Lease Termination Agreement (the Termination Agreement) relating to the lease (the Lease) for the Company’s primary executive, administrative and operations offices located at 19500 Jamboree Road, Irvine, California (the Premises). The Lease, as amended, was originally entered into in March 2005, and the Premises consisted of approximately 120,000 sq. ft.  Pursuant to the Termination Agreement, IFC and Landlord agreed to terminate the Lease on January 31, 2023, in lieu of the Lease’s original expiration date of September 30, 2024. In accordance with the terms of the Termination Agreement, on December 16, 2022, IFC paid to Landlord the termination consideration of $3.0 million among other required action items. As a result of the Termination Agreement, the Company accounted for the termination as a lease modification, recording an additional $970 thousand of occupancy expense in December 2022 related to the modification, with an additional $1.2 million in occupancy expense occurring in January 2023, when the Premises was vacated.  Additionally, during the first quarter of 2022, the Company recorded a $123 thousand right of use (ROU )asset impairment charge related to the sublease of approximately 1,900 sq. ft. of a floor within the Company’s previous corporate office, reducing the carrying value of the lease asset to its estimated fair value.

Business promotion decreased $3.0 million to $4.4 million for the year ended December 31, 2022 compared to $7.4 million for the comparable period in 2021.  Business promotion previously remained low as a result of the prior more favorable interest rate environment requiring significantly less business promotion to source leads.  Beginning in second quarter of 2021, we began to increase our marketing expenditures in an effort to more directly target NonQM production in the retail channel, expand production expansion outside of California and maintain our lead volume as competition increased.  Due to  the dislocation within the NonQM market based on the significant increase in interest rates, starting in the second quarter of 2022 and continuing through the end of 2022, we reduced our marketing spend as we pulled back on our origination volumes to mitigate the aforementioned risks associated with the current market environment.  Although we continue to source leads through digital campaigns, which we believe allows for a more cost effective approach, the recent competitiveness among other lenders for NonQM production within the California market has driven up advertising costs.

Other Income

	For the Year Ended December 31,
			Increase	%
	2022	2021	(Decrease)	Change
Interest income	$15,268	$65,666	$(50,398)	(77)%
Interest expense	(19,137)	(63,268)	44,131	70
Net interest (expense) income	(3,869)	2,398	(6,267)	(261)

Change in fair value of long-term debt	2,757	2,098	659	31
Change in fair value of net trust assets, including trust REO gains	9,248	6,582	2,666	41
Total other income, net	$8,136	$11,078	$(2,942)	(27)%

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

	For the Year Ended December 31,
	2022			2021
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
ASSETS
Securitized mortgage collateral	$263,763	$10,772	4.08%	$1,872,153	$59,022	3.15%
Mortgage loans held-for-sale	81,809	3,910	4.78	199,796	6,634	3.32
Other (1)	47,297	586	1.24	44,376	10	0.02
Total interest-earning assets	$392,869	$15,268	3.89%	$2,116,325	$65,666	3.10%
LIABILITIES
Securitized mortgage borrowings	$259,768	$9,575	3.69%	$1,856,869	$50,897	2.74%
Warehouse borrowings	74,435	3,119	4.19	191,794	6,543	3.41
Long-term debt	38,198	4,692	12.28	45,534	3,965	8.71
Convertible notes	16,753	1,176	7.02	20,000	1,404	7.02
Other (2)	13,254	575	4.34	12,779	459	3.59
Total interest-bearing liabilities	$402,408	$19,137	4.76%	$2,126,976	$63,268	2.97%
Net interest (expense) spread (3)		$(3,869)	(0.87)%		$2,398	0.13%
Net interest margin (4)			(0.98)%			0.11%
(1)	Included in other assets is cash and cash equivalents.
(2)	Included in other liabilities is the corporate owned life insurance trust liability.
(3)	Net interest spread is calculated by subtracting the weighted average yield on interest-bearing liabilities from the weighted average yield on interest-earning assets.
(4)	Net interest margin is calculated by dividing net interest spread by total average interest-earning assets.

Net interest (expense) spread decreased $6.3 million for the year ended December 31, 2022, primarily attributable to a decrease in the net interest spread income on the securitized mortgage collateral and securitized mortgage borrowings, an increase in interest expense on the long-term debt and an increase in interest expense on the corporate-owned life insurance trusts (within other liabilities).   Offsetting the decrease in net interest (expense) spread income was an increase in the net interest spread income between loans held-for-sale and their related warehouse borrowings (a positive spread of 59 bps for the years ended December 31, 2022 as compared to a negative spread of 9 bps for the same period in the prior year), an increase in interest income on cash deposits as well as a reduction in interest expense on the convertible notes.

As a result, net interest margin decreased to (0.98)% for the year ended December 31, 2022 as compared to 0.11% for the year ended December 31, 2021.

Due to the aforementioned sale and transfer of the legacy securitization portfolio during the first quarter of 2022, we deconsolidated the securitized mortgage trust assets and liabilities as of the sale date as we were no longer the primary beneficiary of the residual interests in the securitization trusts.  As a result, we no longer recognize interest income or expense related to the legacy securitization portfolio.  The sale and transfer of the legacy securitization portfolio resulted in a $6.9 million reduction in net interest income for the year ended December 31, 2022 as compared to the same period in 2021. During the year ended December 31, 2022, the yield on interest-earning assets increased to 3.89% from 3.10% in the comparable 2021 period. The yield on interest-bearing liabilities increased to 4.76% for the year ended December 31, 2022 from 2.97% for the comparable 2021 period.  In connection with the fair value accounting for securitized mortgage collateral and borrowings and long-term debt, interest income and interest expense are recognized using effective yields based on estimated fair values for these instruments.

Change in the fair value of long-term debt

Long-term debt (consisting of junior subordinated notes) is measured based upon an internal analysis which considers our own credit risk and expected cash flow analysis. Improvements in our financial results and financial condition in the future could result in additional increases in the estimated fair value of the long-term debt, while deterioration in financial results and financial condition could result in a decrease in the estimated fair value of the long-term debt.

During 2022, the estimated fair value of long-term debt decreased by $18.7 million to $27.8 million from $46.5 million at December 31, 2021.  The decrease in estimated fair value was the result of a $17.2 million change in the instrument specific credit risk (included in other comprehensive loss in the consolidated statements of operations) primarily the result of an increase in the credit risk associated with the Company’s risk profile and a $2.8 million change in the market specific credit risk (included in Change in fair value of long-term debt in the consolidated statements of operations) as a result of an increase in the risk free rate component of the discount rate and forward LIBOR curve during 2022, partially offset by a $1.2 million increase due to accretion (included in interest expense in the consolidated statements of operations).

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

Change in fair value of net trust assets, including trust REO gains

	For the Year Ended
	December 31,
	2022	2021
Change in fair value of net trust assets, excluding REO	$9,248	$6,471
Gains from REO	—	111
Change in fair value of net trust assets, including trust REO gains	$9,248	$6,582

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $9.2 million for the year ended December 31, 2022.  As previously noted, in March 2022, we sold our residual interest certificates, and assigned certain optional termination and loan purchase rights which entails the entire legacy securitization portfolio within our long-term mortgage portfolio.  As a result, in March 2022, we recorded a $9.2 million increase in fair value, net of $277 thousand in transaction costs related to the transfer of the legacy securitization portfolio

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $6.6 million for the year ended December 31, 2021. The change in fair value of net trust assets, excluding trust REO was due to $6.5 million in gains from changes in fair value of securitized mortgage borrowings and securitized mortgage collateral as a result of a decrease in residual discount rates as estimated bond prices have continued to improve and corresponding yields had decreased.  Additionally, the NRV of REO increased $111 thousand during the period attributed to lower expected loss severities on properties within certain states held in the long-term mortgage portfolio during the period.

Income Taxes

We recorded income tax expense of $38 thousand and $71 thousand for the years ended December 31, 2022 and 2021, respectively. The income tax expense for the years ended December 31, 2022 and 2021, is primarily the result of state income taxes from states where we do not have net operating loss (NOL) carryforwards or state minimum taxes.

As of December 31, 2022, we had federal NOL carryforwards of $850.1 million. As of December 31, 2022, the estimated Federal NOL carryforward expiration schedule is as follows (in millions):

Tax Year Established	Amount	Expiration Date
12/31/2007	$166.9	12/31/2027
12/31/2008	3.6	12/31/2028
12/31/2009	101.6	12/31/2029
12/31/2010	89.7	12/31/2030
12/31/2011	44.1	12/31/2031
12/31/2012	—	12/31/2032
12/31/2013	28.5	12/31/2033
12/31/2014	—	12/31/2034
12/31/2015	30.5	12/31/2035
12/31/2016	55.0	12/31/2036
12/31/2017	37.7	12/31/2037
12/31/2018	—	n/a
12/31/2019	3.3	n/a
12/31/2020	47.8	n/a
12/31/2021	13.0	n/a
12/31/2022 (1)	228.4	n/a
Total Federal NOLs	$850.1
(1)	NOL amounts are estimates until the final tax returns are filed in October 2023. Additionally, any NOLs that are generated subsequent to the enactment of the Tax Act on January 1, 2018, have an indefinite life.

As of December 31, 2022, we had California NOL carryforwards of $624.8 million, which begin to expire in 2028.  We may not be able to realize the maximum benefit due to the nature and tax entities that holds the NOL.

Our deferred tax assets are primarily the result of net operating losses and basis differences on mortgage securities. We have recorded a full valuation allowance against our deferred tax assets at December 31, 2022 as it is more likely than not that the deferred tax assets will not be realized. The valuation allowance is based on the management's assessment that it is more likely than not that certain deferred tax assets, primarily net operating loss carryforwards, may not be realized in the foreseeable future due to objective negative evidence that we may not generate sufficient taxable income to realize the deferred tax assets.

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

Results of Operations by Business Segment

We have three primary operating segments: Mortgage Lending, Real Estate Services and Long-Term Mortgage Portfolio. Unallocated corporate and other administrative costs, including the cost associated with being a public company as well as the interest expense related to the Convertible Notes and capital leases, are presented in Corporate. Segment operating results are as follows:

Mortgage Lending

Condensed Statements of Operations Data

	For the Year Ended December 31,
			$	%
	2022	2021	Change	Change
Gain on sale of loans, net	$6,317	$65,294	$(58,977)	(90)%
Servicing fees (expense), net	63	(432)	495	115
Gain on mortgage servicing rights, net	194	34	160	471
Broker fee income	50	—	50	n/a
Total revenues	6,624	64,896	(58,272)	(90)

Other income	1,377	122	1,255	1029

Personnel expense	(23,851)	(46,656)	22,805	49
General, administrative and other	(4,909)	(7,087)	2,178	31
Business promotion	(4,423)	(7,386)	2,963	40
Occupancy	(842)	(1,476)	634	43
(Loss) earnings before income taxes	$(26,024)	$2,413	$(28,437)	(1,178)%

For the year ended December 31, 2022, gain on sale of loans, net totaled $6.3 million compared to $65.3 million in the comparable 2021 period. The decrease in gain on sale of loans, net was most notably due to a $62.5 million decrease in gain on sale of loans, a $12.2 million increase in mark-to-market losses on LHFS, a $2.3 million increase in provision for repurchases and a $490 thousand decrease in premiums from servicing retained loan sales.  Partially offsetting these decreases in gain on sale of loans, net was a $13.2 million decrease in direct origination expenses and a $5.4 million increase in realized and unrealized net gains on derivative financial instruments.

The sharp decline in gain on sale reflects the intense pressure on mortgage originations due to the dramatic collapse of the mortgage refinance market and the weakening mortgage purchase market, which has suffered from a lack of housing inventory and a significant increase in mortgage interest rates resulting in customer home purchase   affordability issues. As previously discussed, the increase in interest rates which began in the fourth quarter of 2021, caused a significant increase in credit spreads which accelerated throughout 2022, resulting in a substantial over supply of low coupon originations causing a severe decline in margins and diminishing capital market distribution exits for originators reliant upon an aggregation execution model.  To mitigate the risks associated with reduced distribution exits and extended settlement timelines, we began to pull back on production, significantly increasing the pricing on our loan products as well as completely shifting to best-efforts delivery for non-agency production in the first quarter of 2022.  As a result, origination volumes decreased significantly during 2022.  For the year ended December 31, 2022, we originated and sold $693.7 million and $978.6 million of mortgage loans, respectively, as compared to $2.9 billion and $2.8 billion of loans originated and sold, respectively, during the same period in 2021.  During the year ended December 31, 2022, as a result of historically low volume our margins were 91 bps as compared to 225 bps during the same period in 2021.

For the year ended December 31, 2022, servicing fees, net were $63 thousand compared to servicing expenses, net of ($432) thousand in the comparable 2021 period.  The increase in servicing fees, net was due to the increase in the average size of our mortgage servicing portfolio resulting in increased servicing fees as compared to the same period in 2021.  For the years ended December 31, 2022 and 2021, we had $4.5 million and $52.2 million, respectively, in servicing retained loan sales.  As a result, the servicing portfolio average balance increased 29% to $66.2 million for the year ended December 31, 2022 as compared to an average balance of $51.2 million for the comparable period in 2021.  While we had continued to selectively retain mortgage servicing throughout 2022, in December 2022, we sold $68.0 million in UPB of our government insured MSRs for approximately $725 thousand, receiving $508 thousand in proceeds upon sale, with the remaining proceeds received in 2023 upon transfer of the servicing and transfer of all trailing documents.   As a result of the servicing sale, we currently have no servicing portfolio at December 31, 2022.

The year over year increase in gain on MSRs, net was primarily due to the collection of holdbacks in excess of previously reserved for amounts on prior period mortgage servicing sales partially offset by a reduction due to the aforementioned servicing sale during the fourth quarter of 2022.  For the year ended December 31, 2022, gain on sale MSRs, net was $194 thousand compared to a gain of $34 thousand in the comparable 2021 period.  For the year ended December 31, 2022, we recorded a $264 thousand gain on MSRs, net as a result of the collection of holdbacks in excess of previously reserved for amounts on prior period mortgage servicing sales which was partially offset by an $18 thousand loss on sale of MSRs during the fourth quarter of 2022.  During the year ended December 31, 2021, we recorded a $160 thousand gain on MSRs, net as a result of the collection of holdbacks in excess of previously reserved for amounts on prior period mortgage servicing sales.  Additionally, for the year ended December 31, 2022, we recorded a $70 thousand loss from change in fair value of MSRs due to voluntary and scheduled prepayments partially offset by an increase in fair value changes associated with changes in market interest rates, inputs and assumptions.  For the year ended December 31, 2021, we recorded a $126 thousand loss from change in fair value of MSRs due to voluntary and scheduled prepayments partially offset by an increase in fair value changes associated with changes in market interest rates, inputs and assumptions.

As previously noted in Item 1.- “Business” of Part I of this Annual Report on Form 10-K, in December 2022, we repositioned our retail consumer direct channel CCM, to a broker rather than a direct lender.   As a result, during the fourth quarter of 2022 we had broker fee income of $50 thousand on $2.1 million of brokered loans.

For the year ended December 31, 2022, other income increased to $1.4 million as compared to $122 thousand in the comparable 2021 period. The $1.3 million increase in other income was primarily due to a $700 thousand increase in net interest spread between loans held-for-sale and their related warehouse borrowings during the year ended December 31, 2022 as compared to the comparable period in 2021. As a result of the increase in interest rates which began in the fourth quarter of 2021, as well as our efforts to increase the weighted average coupon on our production, we have positive net interest carry on our originations as the note rates on the underlying mortgage loans financed in most instances is greater than the financing rates on our warehouse lines of credit financing the originations, as compared to negative spread for the same period in the prior year. Additionally, for the year ended December 31, 2022, interest income on cash deposits increased $576 thousand as compared to the same period in the prior year, due to the increases in interest rates throughout 2022.

Personnel expense decreased $22.8 million to $23.9 million for the year ended December 31, 2022 as compared to $46.7 million for the same period in 2021.  The decrease in personnel expense was primarily related to a reduction in variable compensation commensurate with reduced originations for the year ended December 31, 2022 as well as a reduction in headcount to support reduced volume as compared to the same period in 2021.  As a result, average headcount decreased 45% to 141 for the year ended December 31, 2022 as compared to 257 for the same period in 2021. Although personnel expense decreased in the mortgage lending segment during 2022, it increased to 344 bps of fundings as compared to 161 bps for the comparable 2021 period.

Business promotion decreased $3.0 million to $4.4 million for the year ended December 31, 2022 compared to $7.4 million for the comparable period in 2021.  Business promotion previously remained low as a result of the prior more favorable interest rate environment requiring significantly less business promotion to source leads.  Beginning in second quarter of 2021, we began to increase our marketing expenditures in an effort to more directly target NonQM production in the retail channel, expand production expansion outside of California and maintain our lead volume as competition increased.  As a result of the dislocation within the NonQM market as a result of the significant increase in interest rates, starting in the second quarter of 2022 and continuing through the end of 2022, we reduced our marketing spend as we pulled back on our origination volumes to mitigate the aforementioned risks associated with the current environment.  Although we continue to source leads through digital campaigns, which allows for a more cost effective approach, the recent competitiveness among other lenders for NonQM production within the California market has driven up advertising costs.

General, administrative and other expenses decreased to $4.9 million for the year ended December 31, 2022 compared to $7.1 million for the same period in 2021.  During the year ended December 31, 2022, general, administrative and other expenses decreased $2.2 million primarily due to a $1.2 million decrease in data processing, and other expense all related to a reduction in loan fundings during the period as well as an $938 thousand decrease in legal and professional fees associated with a decrease in litigation and related expenses.

Occupancy expense decreased to $842 thousand for the year ended December 31, 2022 compared to $1.5 million for the same period in 2021.  The decrease in occupancy expense was primarily due to a reduction in allocated rent to the mortgage lending division, partially offset by $123 thousand in ROU asset impairment.  During the first quarter of 2022, the Company recorded a $123 thousand ROU asset impairment charge related to the sublease of approximately 1,900 square feet of a floor within the Company’s corporate office, reducing the carrying value of the lease asset to its estimated fair value.

Long-Term Mortgage Portfolio

As previously noted above, in March 2022, we sold our residual interest certificates, and assigned certain optional termination and loan purchase rights relating to 37 securitizations that closed between 2000 and 2007, which entailed the entire legacy securitization portfolio within our long-term mortgage portfolio. As a result of the sale, in accordance with FASB ASC 810-10-25, we deconsolidated the securitized mortgage trust assets totaling approximately $1.6 billion and trust liabilities of $1.6 billion as of the sale date as the Company was no longer the primary beneficiary of the consolidated securitization trusts. We will remain as the master servicer with respect to all of the securitizations until such time that the securitization trusts are collapsed, paid off or the master servicing rights are sold.

	For the Year Ended December 31,
			$	%
	2022	2021	Change	Change
Other revenue	$24	$110	$(86)	(78)%

Personnel expense	(89)	(108)	19	18
General, administrative and other	(173)	(670)	497	74
Total expenses	(262)	(778)	516	66

Net interest (expense) income	(3,494)	4,160	(7,654)	(184)
Change in fair value of long-term debt	2,757	2,098	659	31
Change in fair value of net trust assets, including trust REO gains	9,248	6,582	2,666	41
Total other income	8,511	12,840	(4,329)	(34)
Earnings before income taxes	$8,273	$12,172	$(3,899)	(32)%

For the year ended December 31, 2022, general, administrative and other expense decreased $497 thousand to $173 thousand as compared to $670 thousand for the same period in 2021. The decrease in general, administrative and other expense for the year ended December 31, 2022 was due to the aforementioned sale and transfer of the legacy securitization portfolio during the first quarter of 2022.

For the year ended December 31, 2022, net interest (expense) income was an expense of  $3.5 million as compared to income of $4.2 million for the comparable 2021 period. Net interest income decreased $7.7 million for the year ended December 31, 2022 primarily attributable to a $6.9 million decrease as a result of the sale of the legacy portfolio in March 2022 as well as a reduction in net interest spread on the long-term mortgage portfolio prior to the sale.  Additionally, interest expense on the long-term debt increased $727 thousand as a result of an increase in 3-month LIBOR as well as an increase in accretion.

During 2022, the estimated fair value of long-term debt decreased by $18.7 million to $27.8 million from $46.5 million at December 31, 2021.  The decrease in estimated fair value was the result of a $17.2 million change in the instrument specific credit risk (included in other comprehensive loss in the consolidated statements of operations) primarily the result of an increase in the credit risk associated with the Company’s risk profile and a $2.8 million change in the market specific credit risk (included in Change in fair value of long-term debt in the consolidated statements of operations) as a result of an increase in the risk free rate component of the discount rate and forward LIBOR curve during 2022, partially offset by a $1.2 million increase due to accretion (included in interest expense in the consolidated statements of operations).

The change in fair value related to our net trust assets (residual interests in securitizations) was a gain of $9.2 million for the year ended December 31, 2022.  As previously noted, in March 2022, we sold our residual interest certificates, and assigned certain optional termination and loan purchase rights which entails the entire legacy securitization portfolio within our long-term mortgage portfolio.  As a result, in March 2022, we recorded a $9.2 million increase in fair value, net of $277 thousand in transaction costs related to the transfer of the legacy securitization portfolio

Real Estate Services

	For the Year Ended December 31,
			$	%
	2022	2021	Change	Change
Real estate services fees, net	$1,081	$1,144	$(63)	(6)%
Personnel expense	(1,148)	(1,170)	22	2
General, administrative and other	(225)	(239)	14	6
Loss before income taxes	$(292)	$(265)	$(27)	(10)%

For the year ended December 31, 2022, real estate services fees, net were $1.1 million compared to $1.1 million in the comparable 2021 period. The $63 thousand decrease in real estate services fees, net was primarily the result of a $177 thousand decrease in loss mitigation fees partially offset by a $114 thousand increase in real estate service fees.  Additionally, as previously noted, in March 2022, we sold our residual interest certificates, and assigned certain optional termination and loan purchase rights which entailed the entire legacy securitization portfolio within the long-term mortgage portfolio.  As a result, it is our expectation that the real estate services fees generated from the long term mortgage portfolio will continue to decline in future periods as the securitization trusts are called or collapsed by the purchaser.

Corporate

	For the Year Ended December 31,
			$	%
	2022	2021	Change	Change
Interest expense	$(1,743)	$(1,860)	$117	6%
Other expenses	(19,608)	(16,267)	(3,341)	(21)
Loss before income taxes	$(21,351)	$(18,127)	$(3,224)	(18)%

For the year ended December 31, 2022, interest expense decreased to $1.7 million as compared to $1.9 million in the comparable 2021 period.  The $117 thousand decrease in interest expense was primarily a $228 thousand decrease in interest expense attributable to the $5.0 million pay down of the convertible notes in May 2022, partially offset by a $115 thousand increase in interest expense associated with the premium financing associated with the corporate-owned life insurance trusts liability.

For the year ended December 31, 2022, other expenses increased to $19.6 million as compared to $16.3 million for the comparable 2021 period. During the year ended December 31, 2022, the primary increase in other expense was due to $1.6 million in legal and professional fees primarily associated with the aforementioned Exchange Offer and a $1.7 million increase in occupancy expense.  The increase in occupancy expense was primarily attributable to the aforementioned modification and termination of our corporate office lease resulting in an additional $970 thousand in expense in the fourth quarter of 2022, ROU asset impairment of $123 thousand related to the sublease of approximately 1,900 square feet of a floor within our corporate office, a $214 thousand increase in CAM expense related to a true up of prior and current year maintenance for the building as well as a reduction in allocated rent to the mortgage lending division.

Liquidity and Capital Resources

Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, the retirement of our debt and margin calls relating to our Hedging Instruments and warehouse lines), fund new originations and purchases, meet servicing and master servicing requirements, and make investments as we identify them. As of December 31, 2022, unrestricted cash and cash equivalents were $25.9 million and uncommitted borrowing capacity under our warehouse lines was $41.0 million of which $3.6 million was outstanding as of December 31, 2022.  At December 31, 2022, we did not renew our $25.0 million warehouse facility further reducing our total warehouse capacity to $16.0 million with one counterparty.

As previously noted, we have undertaken a number of initiatives during the latter half of 2022 and into the first quarter of 2023 that we believe will significantly reduce our expense run rate.  In January 2023, we exited our legacy commercial office space of 120,000 sq. ft. and relocated to a new 19,000 sq.ft. office space and paid a termination fee of $3.0 million. We estimate that the amount of base rent, common area maintenance (CAM) charges, storage, parking, and any other miscellaneous charges that would have been payable during the final 20 months of the original lease term would have been in excess of $8.8 million. The new lease term runs through July 31, 2025 with an average rent of $1.35 per sq. ft. over the term of the lease, which including CAM charges would total approximately $800 thousand over the term of the lease, resulting in significant savings.

In line with our expense management strategies, we repositioned our retail consumer direct channel, CashCall Mortgage (CCM) to be a mortgage broker rather than a direct lender at the end of 2022 and into 2023.  As noted in previous years, our GSE loan originations were sold directly through aggregators.  While we remain in good standing with our aggregator partners, the cost to produce retail loans in light of the rising rate environment and severe margin compression felt across the residential mortgage industry proved challenging—resulting in lower origination volumes and higher cost to produce throughout 2022.  The broker fulfillment model has many strengths including a reduced expense load associated with personnel, operational and technology support, and reduced marketing needs due to organic lead volume generated by the CCM brand.  Broker fulfillment also supports a broader product offering to CCM consumers, allowing the Company to move away from the expense and complexity of managing multiple lending products with support from several departments. We believe adopting a more cost-effective origination strategy is essential to managing the overall monthly expense load of the retail channel while also driving revenue across a broad spectrum of product offerings to consumers.

Our wholesale channel continued to experience significant volume and margin deterioration during the latter half of 2022, and into 2023.  The continued volatility experienced with the Non-QM market associated with liquidity, product offerings, expansive credit to meet consumer demand, and rising rates have all proven to be a considerable hindrance to maintaining a profitable channel in the wholesale space.  It is our belief that the market conditions and projections will not improve in the near term, and as a result in the first quarter of 2023, the Company decided to wind down operations within its wholesale channel until market conditions improve.  With minimal active loans in the pipeline, the Company had no outstanding warehousing or counterparty obligations associated with its wholesale activity.

In the first quarter of 2023, as part of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (CARES), we filed for $7.3 million of employee retention credit, which is a cash refund we qualified for based on the first, second and third quarters of 2021. We expect to receive the refund in the third or fourth quarter of 2023.

Although the Company currently forecasts adequate liquidity to operate its business for the next 12 months, repayment of $5.0 million in principal of Convertible Notes due May 9, 2023, with no additional added capital or liquidity, will result in a more limited amount of liquidity to operate the business.  The Company may seek to raise secured or unsecured debt, raise equity or working capital, retire or restructure the Convertible Notes (which pay down $5.0 million each May 9th for the next three years), pursue actions to reorganize the capital structure or redeploy the liquidity to other corporate finance and strategic opportunities. We cannot provide assurance that any of such efforts will be successful or will improve our liquidity.

Sources of Liquidity

During the year ended December 31, 2022, we funded our operations primarily from the sale of our legacy securitization portfolio, mortgage lending revenues and, to a lesser extent, real estate services fees and cash flows from our residual interests in securitizations.  Mortgage lending revenues include gain on sale of loans, net and other mortgage related income.  We funded mortgage loan originations using warehouse facilities, which are repaid once the loan is sold.  While we intend to raise additional capital by issuing debt or equity securities within the next year to support our operations, we cannot provide any assurance that our capital raise efforts will be successful.

Our results of operations and liquidity are materially affected by conditions in the markets for mortgages and mortgage-related assets, as well as the broader financial markets and the general economy. Concerns over economic recession, geopolitical issues, inflation and interest rates, unemployment, the availability and cost of financing, the mortgage market and real estate market conditions contribute to increased volatility and diminished expectations for the economy and markets. Volatility and uncertainty in the marketplace may make it more difficult for us to obtain financing or raise capital on favorable terms or at all. Our operations and profitability may be adversely affected if we are unable to obtain cost-effective financing and profitable and stable distribution exits.

As previously discussed, the sharp and unexpected decline in gain on sale of loans, net reflects the intense pressure on mortgage originations due to the dramatic collapse of the mortgage refinance market and the weakening mortgage purchase market, which has suffered from a lack of housing inventory and a significant increase in mortgage interest rates resulting in customer home purchase affordability issues. The increase in interest rates which began in the fourth quarter of 2021, caused a significant increase in credit spreads which continued to accelerate throughout 2022, resulting in a substantial over supply of low coupon originations causing a severe decline in margins and diminishing capital market distribution exits for originators reliant upon an aggregation execution model.  To mitigate the risks associated with reduced distribution exits and extended settlement timelines, we pulled back on production, significantly increasing the pricing on our loan products as well as completely shifting to best-efforts delivery for non-agency production in the first quarter of 2022.

Cash flows from our mortgage lending operations.  We receive loan fees from loan originations. Fee income consists of application and underwriting fees and fees on cancelled loans. These loan fees are offset by the related direct loan origination costs including broker fees related to our wholesale and correspondent channels. In addition, we generally recognize net interest income on loans held-for-sale from the date of origination through the date of disposition. We sell or securitize substantially all of the loans we originate in the secondary mortgage market, with servicing rights released or retained. Loans are sold on a whole loan basis by entering into sales transactions with third-party investors in which we receive a premium for the loan and related servicing rights, if applicable. The mortgage lending operations sold $978.6 billion and $2.8 billion of mortgages through whole loan sales and securitizations during 2022 and 2021, respectively.  Additionally, the mortgage lending operations enter into IRLCs and utilize Hedging Instruments and forward delivery commitments to hedge interest rate risk. We may be subject to pair-off gains and losses associated with these instruments. Since we rely significantly upon loan sales to generate cash proceeds to repay warehouse borrowings and to create credit availability, any disruption in our ability to complete loan sales may require us to utilize other sources of financing, which, if available at all, may be on less favorable terms. In addition, delays in the disposition of our mortgage loans increase our risk by exposing us to credit and interest rate risk for this extended period of time.

In December 2022, we completed the sale of $68.1 million in UPB of our government insured MSRs for approximately $725 thousand, receiving $508 thousand in proceeds upon sale, with the remaining proceeds received in 2023 upon transfer of the servicing and transfer of all trailing documents.

As previously noted above, in December we began to broker loans and in the first quarter 2023, we repositioned our retail consumer direct channel CCM, to be a broker rather than a direct lender.   As a result, during the fourth quarter of 2022, we had broker fee income of $50 thousand on $2.1 million of brokered loans.  We expect broker fee income to substantially increase in 2023 as the pivot in strategy allows us to originate loans for consumers within a wider suite of loan products and programs—offering more flexibility around credit and pricing.

We receive servicing income net of subservicing cost and other related servicing expenses from our mortgage servicing portfolio. For the year ended December 31, 2022, servicing fees increased to $63 thousand compared to servicing expenses, net of ($432) thousand in the comparable 2021 period, as a result of the servicing portfolio increasing to an average balance of $66.2 million for the year ended December 31, 2022 as compared to an average balance of $51.2 million for the comparable period in 2021.  While we had continued to selectively retain mortgage servicing throughout 2022, as previously noted, in December 2022 we completed the sale of $68.1 million in UPB of our government insured MSRs for approximately $725 thousand, receiving $508 thousand in proceeds upon sale, with the remaining proceeds received in 2023 upon transfer of the servicing and transfer of all trailing documents.  As a result of the servicing sale, we have no servicing portfolio as of December 31, 2022.

Cash flows from our long-term mortgage portfolio (residual interests in securitizations).  In March 2022, we sold our residual interest certificates, and assigned certain optional termination and loan purchase rights relating to 37 securitizations that closed between 2000 and 2007, which entailed the entire legacy securitization portfolio within our long-term mortgage portfolio. Pursuant to the terms of the Sale Agreement, the purchaser paid the Company an aggregate cash purchase price of $37.5 million.  In March 2022, we recorded a $9.2 million increase in fair value, net of $277 thousand in transaction costs related to the transfer of the legacy securitization portfolio.  Prior to the sale of the legacy securitization portfolio, we received residual cash flows on mortgages held as securitized mortgage collateral after distributions were made to investors on securitized mortgage borrowings to the extent required credit enhancements are maintained and performance covenants were complied with for credit ratings on the securitized mortgage borrowings. Prior to the aforementioned sale and transfer of the legacy securitization portfolio in March 2022, the residual interests generated cash flows of $1.1 million in the first quarter of 2022 as compared to $3.1 million for the year ended December 31, 2021.   These cash flows represented the difference between principal and interest payments on the underlying mortgages and are affected by the following:

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

Additionally, we act as the master servicer for mortgages included in our long-term mortgage portfolio, which consists of CMO and REMIC securitizations. The master servicing fees we earn are generally 0.03% per annum (3 basis points) on the declining principal balances of these mortgages plus interest income on cash held in custodial accounts until remitted to investors, less any interest shortfall. With the sale of the legacy securitization portfolio, we remain the master servicer with respect to all of the securitizations with the expectation that the portfolio will decrease in size as deals are called or collapsed by the purchaser of the portfolio or payoff.

Fees from our real estate service business activities.  We earn fees from various real estate business activities, including loss mitigation, real estate disposition, monitoring and surveillance services and real estate brokerage. We provide services to investors, servicers and individual borrowers primarily by focusing on loss mitigation and performance of our long-term mortgage portfolio.  Real estate services fees, net have declined and will continue to decline over time as a result of the decline in the number of loans and the UPB of the long-term mortgage portfolio.  As a result of the aforementioned sale of the legacy securitization portfolio, it is our expectation that the real estate services fees, net generated from the long-term mortgage portfolio will decline in future periods as the securitizations are called or collapsed by the purchaser.

Uses of Liquidity

Acquisition and origination of mortgage loans.  For the year ended December 31, 2022 and 2021, the mortgage lending operations originated or acquired $693.7 million and $2.9 billion, respectively, of mortgage loans. When we originate mortgage loans and draw on the warehouse lines, we must pledge eligible loan collateral and make a capital investment, which is outstanding until we sell the loans. Initial capital invested in mortgage loans includes premiums paid when mortgages are acquired and originated and our capital investment, or “haircut,” required upon financing, which is generally determined by the type of collateral provided and the warehouse facility terms. The haircuts are normally recovered from sales proceeds. With the shift to a broker delivery model in 2023, our reliance and use of liquidity related to warehouse line hair cuts are expected to be minimal.

Investment in mortgage servicing rights.  As part of our business plan, we have selectively invested in mortgage servicing rights through the sale of mortgage loans on a servicing retained basis and to a lesser extent the purchase of MSR pools.  Beginning in 2021, we retained less servicing by doing more whole loan sales, servicing released.  For the years ended December 31, 2022 and 2021, we capitalized $46 thousand and $536 thousand in mortgage servicing rights, respectively, from selling $4.5 million and $52.2 million, respectively, in loans with servicing retained.  As previously noted, in December 2022, we sold our remaining government insured MSRs and do not currently hold any mortgage servicing.

Cash flows from financing facilities and other lending relationships.  We primarily fund our mortgage originations on a short-term basis through warehouse facilities with third-party lenders which are primarily with national and regional banks. Our warehouse facilities are short-term borrowings which mature in less than one year.  During the year ended December 31, 2022, we have reduced our warehouse lending capacity to $41.0 million from $615.0 at December 31, 2021, as we did not renew the $65.0 million facility that expired in May 2022, reduced the $200.0 million facility to $50.0 million in July 2022 and did not renew the facility at its September 2022 expiration; additionally we reduced the capacity of the $50.0 million funding facility to $25.0 million and the maturity of the line was moved up to December 31, 2022, which we did not renew.  In October 2022, we entered into a $1.0 million committed facility which expires in October 2023. In November 2022, we reduced the $300.0 million funding facility to $15.0 million upon renewal of the line as the line was predominately used for conventional and government insured originations. At December 31, 2022, the warehouse facilities borrowing capacity amounted to $41.0 million, of which $3.6 million was outstanding. At December 31, 2022, we did not renew our $25.0 million warehouse facility further reducing warehouse capacity to $16.0 million with one counterparty.  The warehouse facilities are secured by and used to fund single-family residential mortgage loans until such loans are sold. Under the terms of these warehouse lines, the Company is required to maintain various financial and other covenants. These financial covenants include, but are not limited to, maintaining (i) minimum tangible net worth, (ii) minimum liquidity, (iii) a maximum leverage ratio and (iv) pre-tax net income requirements. As of December 31, 2022, we were not in compliance with certain warehouse lending related covenants, and received the necessary waivers. In order to mitigate the liquidity risk associated with warehouse borrowings, we attempt to sell or securitize our mortgage loans expeditiously.

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

Financing Activities

Long-term Debt (consisting of Junior Subordinated Notes). The Junior Subordinated Notes are redeemable at par at any time with a stated maturity of March 2034 and require quarterly distributions at 3-month LIBOR plus 3.75% per annum. At December 31, 2022, the interest rate was 8.52%. We are current on all interest payments. At December 31, 2022, long-term debt had an outstanding principal balance of $62.0 million with an estimated fair value of $27.8 million and is reflected on our consolidated balance sheets as long-term debt.

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

On October 28, 2020, the Company entered into agreements with certain holders of the Notes due November 9, 2020 in the aggregate principal amount of $25.0 million to further extend the maturity date of the Notes from November 9, 2020, by an additional 18-months to May 9, 2022 and to decrease the aggregate principal amount of the Notes to $20.0 million, following the pay-down of $5.0 million in principal of the Notes on November 9, 2020.  The interest rate on the Notes remains at 7.0% per annum.

On April 29, 2022, we entered into an agreement to repay $5.0 million of the outstanding Notes on May 9, 2022, the date of maturity of such Notes, and extend the maturity date of the Notes upon conclusion of the term on May 9, 2022.  We decreased the aggregate principal amount of the new Notes to $15.0 million, following the pay-down of $5.0 million in principal of the Notes on May 9, 2022 (Third Amendment).  The Notes were due and payable in three equal installments of $5.0 million on each of May 9, 2023, May 9, 2024 and the Stated Maturity Date of May 9, 2025, provided we completed the contemplated Exchange Offer and provided notice of redemption of our remaining outstanding Series B Preferred Stock and Series C Preferred Stock by October 31, 2022, as described below.  On October 20, 2022, we received approval for the Exchange offer and subsequently provided notice of redemption of our remaining preferred stock, as further described below.  As a result, the Notes are due and payable in three equal installments of $5.0 million on each of May 9, 2023, May 9, 2024 and the stated maturity date of May 9, 2025.  The interest rate on the Notes remains at 7.0% per annum.

Operating activities.  Net cash provided by (used in) operating activities was $249.6 million for 2022 as compared to $(104.5) million for 2021, primarily due to the timing of originations and sales of loans held-for-sale between 2022 and 2021. During 2022 and 2021, the primary sources of cash in operating activities were cash received from fees generated by our mortgage and real estate service business activities, cash received from mortgage lending and excess cash flows from our residual interests in securitizations offset by operating expenses.

Investing activities.  Net cash provided by investing activities was $110.4 million for 2022 as compared to $600.0 million for 2021.  For 2022 and 2021, the primary source of cash from investing activities was provided by principal repayments on our securitized mortgage collateral as well as the sale of mortgage servicing rights and proceeds from the liquidation of REO and sale of the legacy securitization portfolio.

Financing activities.  Net cash used in financing activities was $365.2 million for 2022 as compared to $520.0 million for 2021. For 2022, significant uses of cash in financing activities were primarily for net repayments against warehouse agreements, principal repayments on securitized mortgage borrowings and the partial repayment of the Convertible notes.  For 2021, significant uses of cash in financing activities were primarily for principal repayments on securitized mortgage borrowings, partially offset by net borrowings against warehouse agreements.

Inflation.  The consolidated financial statements and corresponding notes to the consolidated financial statements have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. For the years ended December 31, 2022 and 2021, inflation had no significant impact on our revenues or net income. Almost all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates have a greater effect on our performance than do the effects of general levels of inflation. Inflation affects our operations primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation.

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

Given our lack of conventional GSE origination volume and servicing rights over the past several years, with no direct GSE deliveries to Fannie Mae or Freddie Mac since 2016 and 2020, respectively, we intend to voluntarily relinquish our GSE Seller/Servicer designation which has been suspended during these period of non-delivery. We expect to be a third-party originator with both GSE’s to support our broker model as needed.

As disclosed within Note 13.—Commitments and Contingencies, on July 15, 2021, the Maryland Court of Appeals issued its decision affirming the decisions of the Maryland Circuit Court (the Circuit Court) and the Court of Special Appeals granting summary judgment in favor of the plaintiffs on the Series B Preferred voting rights language interpretation. Accordingly, the 2009 Article Amendments to the 2004 Series B Articles Supplementary were not validly adopted and the 2004 Series B Articles Supplementary remained in effect.

As a result, as of September 30, 2022, the Company had cumulative undeclared dividends in arrears of approximately $20.3 million, or approximately $30.47 per outstanding share of Series B Preferred, thereby increasing the liquidation value to approximately $55.47 per share. Every quarter the cumulative undeclared dividends in arrears increased by $0.5859 per Series B Preferred share, or approximately $390 thousand. The accrued and unpaid dividends on the Series B Preferred were payable only upon declaration by the Board of Directors, and the liquidation preference, inclusive of Series B Preferred cumulative undeclared dividends in arrears, was only payable upon voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs.  In addition, the Company was required to pay an amount equal to three quarters of dividends on the Series B Preferred stock under the 2004 Series B Preferred Articles Supplementary (approximately $1.2 million, which had been previously accrued for (such amount, the 2009 Dividend Amount) to Series B Preferred shareholders as of August 15, 2022, into the registry of the Circuit Court no later than August 19, 2022, to be held pending final resolution of all issues and final determination by the Circuit Court of the appropriate distribution of those funds. The Company deposited the 2009 Dividend Amount on August 18, 2022.

At September 30, 2022, the Company had $72.0 million in outstanding liquidation preference of series B Preferred and Series C Preferred stock (including cumulative unpaid dividends in the case of the Series B Preferred stock). The holders of each series of Preferred Stock, which carried limited voting rights and were redeemable at the option of the Company, retained the right to a $25.00 per share liquidation preference (plus cumulative unpaid dividends in the case of the Series B Preferred stock) in the event of a liquidation of the Company and the right to receive dividends on the Preferred

Stock if any such dividends were declared (and, in the case of the Series B Preferred stock, before any dividends or other distributions are made to holders of junior stock, including the Company’s common stock). However as further discussed below, holders of Preferred B stock and Preferred C stock in connection with the Exchange Offers and the Redemption received the applicable consideration payable therein and were not entitled to any other payment with respect to the liquidation preference of, or any accrued and unpaid dividends on, any shares of Preferred Stock, other than the rights of holders of Preferred B stock to receive the 2009 Dividend Amount, based upon final determinations as to entitlement to such amounts by the Circuit Court.

On September 14, 2022, the Company commenced exchange offers (the Exchange Offers) and a consent solicitation for its outstanding shares of Series B Preferred stock and Series C Preferred stock. On October 20, 2022 (the Expiration Date), the exchange offers and consent solicitation expired with approximately 69% of the Series B Preferred stock and approximately 67% of the Series C Preferred stock tendering their shares and voting in favor of certain amendments to the Company’s charter as discussed in further detail below. Holders of Series B Preferred stock were entitled to receive (the Series B Consideration), for each share of Series B Preferred stock tendered, (i) 13.33 shares of newly issued common stock and (ii) thirty (30) shares of newly issued 8.25% Series D Cumulative Redeemable Preferred Stock (Series D Preferred stock).  Holders of Series C Preferred stock were entitled to receive (the Series C Consideration), for each share of Series C Preferred stock tendered, (i) 1.25 shares of newly issued common stock, (ii) 1.5 warrants to purchase an equal number of shares of common stock at an exercise price of $5.00 per share and (iii) one (1) share of Series D Preferred stock. In connection with the closing of the Exchange Offers, the Company issued on October 26, 2022, a total of 7,330,319 shares of newly issued common stock, 14,773,811 shares of Series D Preferred stock and 1,425,695 warrants to purchase an equal number of shares of common stock.

Concurrently with the Exchange Offers, the Company received consent from the requisite holders of each of its outstanding Series B Preferred stock and its outstanding Series C Preferred stock to amend its charter to (i) make all shares of Series B Preferred stock that remain outstanding after the closing of the Exchange Offers redeemable for the same consideration as the Series B Consideration and (ii) make all shares of Series C Preferred stock that remain outstanding after the closing of the Exchange Offers redeemable for the same consideration as the Series C Consideration. On October 27, 2022, the Company provided notice to holders of Series B Preferred stock and Series C Preferred stock that such shares would be redeemed (the Redemption) on November 15, 2022 upon which holders of Series B Preferred stock and Series C Preferred stock will only be entitled to receive the Series B Consideration and the Series C Consideration, as the case may be.  In connection with the Redemption, the Company issued approximately 3,298,439 shares of newly issued common stock, 6,599,035 shares of Series D Preferred stock and 681,923 warrants to purchase an equal number of shares of common stock.

All holders of Series B Preferred stock and Series C Preferred stock in connection with the Exchange Offers and the Redemption only received the applicable consideration payable therein and were not entitled to any other payment with respect to the liquidation preference of, or any accrued and unpaid dividends on, any shares of Series B Preferred stock or Series C Preferred stock (whether or not such dividends have accumulated and whether or not such dividends accrued before or after completion of the Exchange Offers), other than the rights of holders of Series B Preferred stock to receive the 2009 Dividend Amount, based upon final determinations as to entitlement to such amounts by the Circuit Court.

In addition, on August 25, 2022, the Circuit Court issued an Order to Segregate Funds and/or Stock (Segregation Order), directing the Company, if the Exchange Offer for the Series B Preferred stock is completed prior to December 5, 2022, to deposit 13,311,840 shares of Series D Preferred stock, plus, in either event, 4,437,280 shares of newly issued common stock (collectively, the Series B Common Fund) in the custody of a third party custodian or escrow agent approved by class counsel. The Exchange Offer was approved and closed with respect to tendered shares on October 26, 2022, and the Company deposited the required stock with a third party pursuant to the Segregation Order.  On August 29, 2022, the Circuit Court issued an order approving the form and substance of the notice by which the Company and the class notice administrator are required to give notice to the Series B Preferred stock class of the final hearing date of December 5, 2022, and the opportunity to file objections to the proposed final injunctive relief and to the applications for awards of attorney’s fees, expenses and incentives. On dates between September 7 through September 19, the Company and the notice administrator provided the notice required by the August 29, 2022 order.

On December 5, 2022, the Circuit Court held a final hearing on all outstanding matters identified in the notice. On December 16, 2022, the Circuit Court issued its Final Judgment Order which was entered on December 19, 2022. The Final Judgment Order granted Plaintiff Camac’s Motion for Attorney’s Fees, Litigation Costs, and Incentive Payment,

granted in part and denied in part Plaintiff Timm’s Petition for Incentive Award and Payment of Costs and Expenses.  In February 2023, pursuant to the Final Judgement Order, (i) the 2009 Dividend Amount was distributed to certain former Series B Preferred stockholders, with a portion going to pay attorney’s fees, litigation costs and incentive payments and (ii) the Common Stock and Series D Preferred Stock that was held in escrow was distributed to certain former Series B Preferred stockholders, with a portion of the Series D Preferred Stock going to pay attorney’s fees to Class Counsel.

The Series D Preferred stock (w) ranks senior to the Common stock as to dividends and upon liquidation; (x) is non-participating, and bears a cumulative cash dividend from and including the original issue date at a fixed rate equal to 8.25% per annum (equivalent to a fixed annual amount of $.00825 per share of the Series D Preferred stock); (y) bears an initial liquidation preference of $0.10 per share and (z) is mandatorily redeemable by the Company for cash at a redemption price of $0.10 per share, plus any accrued and unpaid dividends (whether or not declared) on (A) the 60th day, or such earlier date as the Company may fix, after the date of any public announcement by the Company of annual or quarterly financial statements that indicate that payment of the redemption price would not cause the Company to violate the restrictions on payment of distributions to stockholders under section 2-311 of the MGCL unless, before such redemption date, the Company’s Board of Directors determines in good faith that the payment by the Company of the redemption price for the Series D Preferred stock and for any stock ranking on parity with the Series D Preferred stock with respect to redemption and which have become redeemable as of the applicable redemption date would cause the Company to violate the Cash Consideration Restrictions, as defined below, or (B) any date the Company fixes not more than sixty (60) days after any determination by the Board of Directors (which the Board of Directors, or a committee thereof, is obligated to undertake after the release of annual and quarterly financial statements and upon any capital raise) in good faith that the payment by the Company of the redemption price for the Series D Preferred stock and any stock ranking on parity with the Series D Preferred stock with respect to redemption rights that have become redeemable as of such redemption date would not cause the Company to violate the Cash Consideration Restrictions. A violation of the “Cash Consideration Restrictions” will occur if the occurrence of an action would cause (i) the Company to violate the restrictions on payment of distributions to stockholders under section 2-311 of the MGCL, (ii) any material breach of or default under the terms and conditions of any obligation of the Company, including any agreement relating to its indebtedness, or (iii) the Company to violate any restriction or prohibition of any law rule or regulation applicable to the Company or of any order, judgment or decree of any court or administrative agency.

As a result of receiving the requisite stockholder consents on the Exchange Offers on October 20, 2022 and completion of the redemption, the aggregate cumulative undeclared dividends in arrears of approximately $20.3 million, or approximately $30.47 per outstanding share of Series B Preferred, were exchanged and are no longer considered in the earnings per share calculation.  However, as a result of the Company not being able to satisfy the new dividend payment on the 8.25% dividend on the Series D Preferred stock as a result of the aforementioned Cash Consideration Restrictions, the Company has approximately $52 thousand in cumulative dividends in arrears on the new Series D Preferred Stock from the date of issuance.  Every quarter the cumulative undeclared dividends in arrears will accumulate by approximately $0.0021 per Series D Preferred share, or approximately $72 thousand, increasing the new Series D Preferred liquidation preference.

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

We believe that current cash balances, cash flows from our mortgage lending operations, real estate services fees generated from our long-term mortgage portfolio and availability on our warehouse lines of credit are adequate for our current operating needs based on the current operating environment.  We may seek to raise secured or unsecured debt, raise equity or working capital, retire or restructure the Convertible Notes which pays down $5.0 million each May 9 for the next three years, pursue actions to reorganize the capital structure or redeploy the liquidity to other corporate finance however we cannot provide any assurance that our efforts will be successful.

While we continue to pay our obligations as they become due, the ability to continue to meet our current and long-term obligations is dependent upon many factors, particularly our ability to successfully operate our mortgage lending and real estate services segment as well as seek additional capital. Our future financial performance and profitability are dependent in large part upon the ability to operate our mortgage lending platform successfully.

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

We manage the interest rate risk associated with our outstanding IRLCs and mortgage loans held-for-sale by entering into derivative loan instruments such as forward loan sales commitments or To-Be-Announced mortgage-backed securities (TBA Forward Commitments). We expect these derivatives will experience changes in fair value opposite to changes in fair value of the derivative IRLCs and mortgage loans held-for-sale, thereby reducing earnings volatility. We take into account various factors and strategies in determining the portion of the mortgage pipeline (derivative loan commitments) and mortgage loans held-for-sale we want to economically hedge. Our expectation of how many of our IRLCs will ultimately close is a key factor in determining the notional amount of derivatives used in hedging the position.

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

Interest Rate Risk—Securitized Trusts and Long-term Debt.  Prior to the sale of the legacy securitized portfolio, our earnings from the long-term mortgage portfolio depended largely on our interest rate spread, represented by the relationship between the yield on our interest-earning assets (primarily securitized mortgage collateral) and the cost of our interest-bearing liabilities (primarily securitized mortgage borrowings and long-term debt). Our interest rate spread was impacted by several factors, including general economic factors, forward interest rates and the credit quality of mortgage loans in the long-term mortgage portfolio.

The residual interests in our long-term mortgage portfolio were sensitive to changes in interest rates on securitized mortgage collateral and the related securitized mortgage borrowings as any reduction in interest rate spread resulted in a reduction in residual cash flows received. Changes in interest rates affected the cash flows and fair values of our trust assets and liabilities, as well as our earnings and stockholders’ (deficit) equity.

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

Counterparty Credit Risk.  We are exposed to counterparty credit risk in the event of non-performance by counterparties to various agreements. In general, we manage such risk by selecting only counterparties that we believe to be financially strong and disperse risk among multiple counterparties when possible.  We monitor our counterparties and currently do not anticipate losses due to counterparty non-performance.  As of December 31, 2022, we believe there were no significant concentrations of credit risk related to our exposure with any individual counterparty.

Credit Risk-Securitized Trusts.  Prior to the sale of the legacy securitized portfolio, we managed credit risk by actively managing delinquencies and defaults through our servicers. Starting with the second half of 2007, we had not retained any additional mortgages in our long-term mortgage portfolio. Our securitized mortgage collateral primarily consisted of non-conforming mortgages which when originated were generally within typical Fannie Mae and Freddie Mac guidelines but had loan characteristics, which may have included higher loan balances, higher loan-to-value ratios or lower documentation requirements (including stated-income loans), that made them non-conforming under those guidelines.

Using historical losses, current portfolio statistics and market conditions and available market data, we had estimated future loan losses on the long- term mortgage portfolio, which were included in the fair value adjustment to our securitized mortgage collateral. The credit performance for the loans had been clearly far worse than our initial expectations when the loans were originated. We had seen some restoration of real estate values, however the ultimate level of realized losses were largely be influenced by local real estate conditions in areas where underlying properties are located, including the recovery of the housing market and overall strength of the economy.

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

We historically used prepayment penalties as a method of partially mitigating prepayment risk for those borrowers that have the ability to refinance. The historically low interest rate environment, availability of credit and home price appreciation had increased borrower’s ability to refinance and significantly increased prepayment speeds within the long-term mortgage portfolio.

Liquidity Risk

We are exposed to liquidity risks relating to our ongoing mortgage lending operations. We primarily fund our mortgage lending originations through warehouse facilities with third-party lenders. Refer to “Liquidity and Capital Resources” for additional information regarding liquidity.

Off Balance Sheet Arrangements

When we sell or broker loans through whole-loan sales, we are required to make normal and customary representations and warranties to the loan originators or purchasers, including guarantees against early payment defaults typically 90 days, and fraudulent misrepresentations by the borrowers. Our agreements generally require us to repurchase loans if we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale. Because the loans are no longer on our consolidated balance sheets, the representations and warranties are considered a guarantee. During 2022 and 2021, we sold $978.6 million and $2.8 billion, respectively, of loans subject to representations and warranties. At December 31, 2022, we had $5.9 million in repurchase reserve as compared to a reserve of $4.7 million as of December 31, 2021.

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

The Company’s management, with the participation of its chief executive officer (CEO) and its principal financial officer (PFO), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, the Company’s CEO and PFO concluded that, as of that date, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

As of December 31, 2022, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2022, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

2.1

Purchase, Sale and Assignment Agreement by and among Impac Mortgage Holdings, Inc. and the other parties named therein, dated March 16, 2022 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on March 22, 2022).

3.1

Articles of Amendment and Restatement (Charter) of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S 4, as amended (File No. 33 266167), filed with the Securities and Exchange Commission on July 15, 2022).

3.1(a)	Certificate of Correction to the Company’s Charter (incorporated by reference to Exhibit 3.1(a) of the Company’s 10-K filed with the Securities and Exchange Commission on March 16, 1999).
3.1(b)

Articles of Amendment to the Company’s Charter to correct certain sections of Article VII (Restriction Transfer and Redemption of Shares) (incorporated by reference to Exhibit  3.1(b) of the Company’s Annual Report on Form 10-K  filed with the Securities and Exchange Commission on March 16, 1999).

Exhibit Number	Description
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

3.1(f)

Articles Supplementary to Company’s Charter designating 9.375% Series B Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, (incorporated by reference to Exhibit  3.8 of the Company’s Form 8-A/A, Amendment No. 1, filed with the Securities and Exchange Commission on June 30, 2004).

3.1(g)

Articles Supplementary to Company’s Charter designating 9.125% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, (incorporated by reference to Exhibit 3.10 of the Company’s Form 8-A filed with the Securities and Exchange Commission on November 19, 2004).

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

3.1(m)

Certificate of Correction to the Company’s Charter Designating 9.375% Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2022).

3.1(n)

Articles of Amendment to the Company’s Charter to permit the closing of the Company’s Exchange Offers and make the Series B Preferred Stock redeemable for certain stock consideration, effective October 24, 2022 (incorporated by reference to Exhibit 3.1 of Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2022).

3.1(o)

Articles of Amendment to the Company’s Charter, to permit the closing of the Company’s Exchange Offers and make the Series C Preferred Stock redeemable for certain stock and warrant consideration, effective October 24, 2022 (incorporated by reference to Exhibit 3.2 of Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2022).

3.1(p)

Articles Supplementary to the Company’s Charter designating 8.25% Series D Cumulative Redeemable Preferred Stock, liquidation preference $0.10 per share, par value $0.01 per share, effective October 24, 2022 (incorporated by reference to Exhibit 3.3 of Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2022).

3.1(q)

Articles Supplementary to Company’s Charter reclassifying and designating all authorized shares of the Company’s 9.375% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share, and 9.125% Series C  Cumulative Redeemable Preferred Stock, par value $0.01 per share as additional shares of the Company’s Preferred Stock (incorporated by reference to Exhibit 3.1 of Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2022).

Exhibit Number	Description
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

4.2

Junior Subordinated Indenture between Impac Mortgage Holdings, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee, related to Junior Subordinated Note due 2034 in the principal amount of $30,244,000 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2009).

4.3

Junior Subordinated Indenture between Impac Mortgage Holdings, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee, related to Junior Subordinated Note due 2034 in the principal amount of $31,756,000 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2009).

4.4

Tax Benefits Preservation Rights Agreement dated as of October 23, 2019 by and between Impac Mortgage Holdings, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by referenced to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2019).

4.4(a)

First Amendment to Tax Benefits Preservation Rights Agreement, dated as of August 26, 2022, by and between Impac Mortgage Holdings, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2022).

4.5+	Description of Impac Mortgage Holdings, Inc. securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
4.6	Form of Warrant, dated April 15, 2020 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2020)
4.7

Warrant Agreement with American Stock Transfer & Trust Company, dated October 25, 2022 (incorporated by reference to Exhibit 4.1 of Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2022).

4.8

Form of Warrant issued in Exchange Offer for Company’s Series C Preferred Stock (included in Exhibit 4.7) (incorporated by reference to Exhibit 4.2 of Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2022).

10.1

Form of 2018 Indemnification Agreement with Officers and Directors (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2018).

10.2

Lease dated March 4, 2005 regarding 19500 Jamboree Road, Irvine, California (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2005).

10.2(a)

Amendment to Office Lease, dated September 1, 2015 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2016).

10.2(b)

Lease Termination Agreement, dated December 15, 2022, by and between Impac Funding Corporation and Jacaranda Holdings (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2022).

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

10.3(b)*

Form of Notice of Grant of Restricted Stock Award Agreement for 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.7 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 10, 2010).

Exhibit Number	Description
10.3(c)*

Form of Stock Option Agreement for 2001 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2004).

10.4*

Non-Employee Director Deferred Stock Unit Award Program (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2011).

10.4(a)*

Form of Notice of Grant Under Non-Employee Director Deferred Stock Unit Award Program (incorporated by reference to Exhibit 10.6(a) of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2011).

10.5	RESERVED
10.6

Note Purchase Agreement, dated as of May 8, 2015 by and among Impac Mortgage Holdings, Inc. and the purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commissionon on August 12, 2015).

10.6 (a)

Form of Second Amended and Restated Convertible Promissory Note Due May 9, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commissionon October 29, 2020).

10.6 (b)

Form of Third Amended and Restated Convertible Promissory Note Due May 9, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2022).

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

10.9(c)

Amendment dated May 16, 2018 to Line of Credit Promissory Note with Merchants Bank of Indiana (incorporated by reference from Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2018.

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

10.11*

Impac Mortgage Holdings, Inc. 2020 Equity Incentive Plan (“2020 Equity Incentive Plan”) (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Form DEF 14A filed with the Securities and Exchange Commission on April 28, 2020).

10.11(a)*

Form of Stock Option Agreement under the 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2020).

Exhibit Number	Description
10.11(b)*

Form of Restricted Stock Award Agreement under the 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2020).

10.11(c)*

Form of Restricted Stock Unit Agreement under the 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2020).

10.12*

Compensation and Severance Summary with Joseph Joffrion, dated October 7, 2020 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2022).

10.13*

Compensation and Severance Summary with Justin Moisio, dated October 7, 2020 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2022).

10.14*

Compensation and Severance Summary with Tiffany Entsminger, dated October 7, 2020 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2022).

10.15*#

Employment, Separation and General Release Agreement between Obi Nwokorie and Impac Mortgage Holdings, Inc., dated July 27, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2022).

10.16

Form of Voting Agreement in connection with Exchange Offers (incorporated by reference to Exhibit 10.1 to the  Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2022).

10.17

Form of Amendment No. 1 to Voting Agreement in connection with Exchange Offers (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2022).

10.18

Form of Additional Voting Agreement in connection with Exchange Offers (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2022).

21.1+	Subsidiaries of the Company.
23.1+	Consent of Baker Tilly US, LLP.
31.1+	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2++	Certification of Interim Principal Financial and Accounting Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**

Certifications of Chief Executive Officer and Interim Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (3) the Condensed Consolidated Statements of Stockholders’ Equity, (4) the Condensed Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+ Filed herewith.

++ Furnished herewith

*Denotes a management or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 601 of Regulation S K

**This Exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

#Attachments omitted pursuant to Item 601(a)(5) of Regulation S-K. Company undertakes to provide omitted schedule and attachments to the SEC upon request. Portions of this exhibit have been omitted as such information is not material and is the type that the Company normally treats as private or confidential.

NOTE: Filings on Form 10-K, 10-Q and 8-K are under SEC File No. 001-14100.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on the 16th day of March 2023.

IMPAC MORTGAGE HOLDINGS, INC.

by	/s/ GEORGE A MANGIARACINA
George A Mangiaracina
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George A. Mangiaracina	Chairman of the Board, Chief Executive Officer and	March 16, 2023
George A. Mangiaracina	Director (Principal Executive Officer)

/s/ Jon Gloeckner	SVP, Treasury & Financial Reporting (Interim Principal Financial Officer and Principal Accounting Officer)	March 16, 2023
Jon Gloeckner

/s/ Katherine Blair	Director	March 16, 2023
Katherine Blair

/s/ Frank P. Filipps	Director	March 16, 2023
Frank P. Filipps

/s/ Stewart B. Koenigsberg	Director	March 16, 2023
Stewart B Koenigsberg

/s/ Joseph Piscina	Director	March 16, 2023
Joseph Piscina

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Impac Mortgage Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Impac Mortgage Holdings, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders' (deficit) equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of Going Concern

Description of the Matter:

As discussed in Note 1 to the consolidated financial statements, the Company evaluates its ability to continue as a going concern for at least 12 months from our report date. The Company has a history of incurring losses from operations, an accumulated deficit, and expects to incur additional losses and net cash outflows from operating activities in the near-term. Although the Company believes that it will be able to successfully fund its operations for at least 12 months from our report date, there can be no assurance that it will be able to do so. As a result, the Company evaluated whether there is substantial doubt around its ability to continue as a going concern as of December 31, 2022. We identified management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter. A high degree of auditor judgment, subjectivity and effort was required to evaluate the Company’s ability to execute its plans and the associated forecasted cash flows used in the Company’s going concern analysis.

How We Addressed the Matter in Our Audit:

The primary procedures we performed to address this critical audit matter included, among others:

●	Obtained an understanding and evaluated the design of internal controls over the Company’s going concern assessment process.
●	Evaluated the reasonableness of management’s cash flow forecasts and liquidity position by assessing the significant assumptions and estimates. We also evaluated the appropriateness and tested the completeness and accuracy of the underlying data used by the Company in its analysis.
●	Evaluated the Company’s liquidity analysis by assessing the feasibility of management’s plans based on management’s ability to carry out historical business plans.
●	Evaluated whether the information used in management’s analysis was consistent with information presented to the Board of Directors.

Fair Value Measurement of Long-term debt

Description of the Matter:

As described in Note 9 to the consolidated financial statements, at December 31, 2022, long-term debt is a Level 3 financial instrument and is measured at fair value on a recurring basis. Unlike the fair value of Level 1 financial instruments which are readily observable, this financial instrument is not actively traded, and fair value is determined based on an expected cash flow model and certain assumptions estimated by management. We identified the assessment of the fair value of long-term debt as a critical audit matter because of (i) the significant judgment by management to determine the fair value of long-term debt, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures relating to the fair value measurement; and (ii) the significant audit effort in evaluating the audit evidence relating to the valuation model and the key inputs.

How We Addressed the Matter in Our Audit:

The primary procedures we performed to address this critical audit matter included, among others:

●	Obtained an understanding and evaluated the design of internal controls over the Company’s valuation controls, including management’s review of reasonableness of the valuation methodology and underlying assumptions.
●	Tested the mathematical accuracy of the valuation model utilized by the Company and agreed the resulting values in the model to the Company’s books and records.
●	Evaluated the appropriateness of the valuation methodology utilized by the Company, with assistance from our valuation specialist, by comparing the methodology to those utilized by other companies holding similar financial instruments.
●	Evaluated the reasonableness of the significant unobservable inputs, with assistance from our valuation specialist, by independently assessing the sensitivity and impact of reasonably possible changes in the significant assumptions.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2008.

Irvine, California

March 16, 2023

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2022	2021

ASSETS
Cash and cash equivalents	$25,864	$29,555
Restricted cash	4,140	5,657
Mortgage loans held-for-sale	13,052	308,477
Mortgage servicing rights	—	749
Securitized mortgage trust assets	—	1,642,730
Other assets	17,275	35,603
Total assets	$60,331	$2,022,771
LIABILITIES
Warehouse borrowings	$3,622	$285,539
Convertible notes	15,000	20,000
Long-term debt	27,753	46,536
Securitized mortgage trust liabilities	—	1,614,862
Other liabilities	25,559	45,898
Total liabilities	71,934	2,012,835

Commitments and contingencies (See Note 13)

STOCKHOLDERS’ (DEFICIT) EQUITY
Series A-1 junior participating preferred stock, $0.01 par value; 2,500,000 shares authorized; none issued or outstanding	—	—
Series B 9.375% redeemable preferred stock, $0.01 par value; 2,000,000 shares authorized, 0 and 665,592 cumulative shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively (See Note 8)	—	7
Series C 9.125% redeemable preferred stock, $0.01 par value; 5,500,000 shares authorized; 0 and 1,405,086 noncumulative shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively (See Note 8)	—	14
Series D 8.250% redeemable preferred stock, $0.01 par value; 35,000,000 shares authorized; 34,684,686 and 0 noncumulative shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively (See Note 8)	347	—
Common stock, $0.01 par value; 165,000,000 shares authorized; 36,568,876 and 21,332,684 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	366	213
Additional paid-in capital	1,238,187	1,237,986
Accumulated other comprehensive earnings, net of tax	39,257	22,044
Total accumulated deficit:
Cumulative dividends declared	(822,520)	(822,520)
Accumulated deficit	(467,240)	(427,808)
Total accumulated deficit	(1,289,760)	(1,250,328)
Total stockholders’ (deficit) equity	(11,603)	9,936
Total liabilities and stockholders’ (deficit) equity	$60,331	$2,022,771

See accompanying notes to consolidated financial statements.

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	For the Year Ended
	December 31,
	2022	2021
Revenues
Gain on sale of loans, net	$6,317	$65,294
Real estate services fees, net	1,081	1,144
Gain on mortgage servicing rights, net	194	34
Servicing fees (expense), net	63	(432)
Broker fee income	50	—
Other	890	279
Total revenues, net	8,595	66,319
Expenses
Personnel	30,705	52,778
General, administrative and other	15,698	16,795
Occupancy	5,297	4,236
Business promotion	4,425	7,395
Total expenses	56,125	81,204
Operating loss	(47,530)	(14,885)

Other income
Interest income	15,268	65,666
Interest expense	(19,137)	(63,268)
Change in fair value of long-term debt	2,757	2,098
Change in fair value of net trust assets, including trust REO gains	9,248	6,582
Total other income, net	8,136	11,078
Loss before income taxes	(39,394)	(3,807)
Income tax expense	38	71
Net loss	$(39,432)	$(3,878)

Other comprehensive loss
Change in fair value of instrument specific credit risk of long-term debt	17,213	(2,722)
Total comprehensive loss	$(22,219)	$(6,600)

Net loss per common share:
Basic	$(1.65)	$(0.22)
Diluted	$(1.65)	$(0.22)

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share data)

	Preferred		Common		Additional	Cumulative		Accumulated Other	Total
	Shares	Preferred	Shares	Common	Paid-In	Dividends	Accumulated	Comprehensive	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Declared	Deficit	Earnings, net of tax	(Deficit) Equity
Balance, December 31, 2020	2,070,678	$21	21,238,191	$212	$1,237,102	$(822,520)	$(423,930)	$24,766	$15,651

Issuance of restricted stock units	—	—	94,493	1	—	—	—	—	1
Stock based compensation	—	—	—	—	884	—	—	—	884
Other comprehensive loss	—	—	—	—	—	—	—	(2,722)	(2,722)
Net loss	—	—	—	—	—	—	(3,878)	—	(3,878)
Balance, December 31, 2021	2,070,678	$21	21,332,684	$213	$1,237,986	$(822,520)	$(427,808)	$22,044	$9,936

Issuance of restricted stock units	—	—	155,080	2	—	—	—	—	2
Issuance of deferred stock units	—	—	15,000	—	—	—	—	—	—
Stock based compensation	—	—	—	—	678	—	—	—	678
Retirement of Preferred Series B and C (1)	(2,070,678)	(21)	—	—	—	—	—	—	(21)
Issuance of Preferred Series D (1)	34,684,686	347	—	—	(561)	—	—	—	(214)
Issuance of Common Stock (1)	—	—	15,066,112	151	(140)	—	—	—	11
Issuance of Warrants (1)	—	—	—	—	224	—	—	—	224
Other comprehensive earnings	—	—	—	—	—	—	—	17,213	17,213
Net loss	—	—	—	—	—	—	(39,432)	—	(39,432)
Balance, December 31, 2022	34,684,686	$347	36,568,876	$366	$1,238,187	$(822,520)	$(467,240)	$39,257	$(11,603)

_________________________

(1)	See Note 8.– Reedemable Preferred Stock for a description of the Series B Preferred and Series C Preferred exchange offers.

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended
	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,432)	$(3,878)
Gain on sale of mortgage servicing rights	(264)	(160)
Change in fair value of mortgage servicing rights	70	126
Gain on sale of mortgage loans	(20,539)	(66,086)
Change in fair value of mortgage loans held-for-sale	8,802	(3,395)
Change in fair value of derivatives lending, net	3,003	4,076
Provision for repurchases	2,417	111
Origination of mortgage loans held-for-sale	(693,702)	(2,903,454)
Sale and principal reduction on mortgage loans held-for-sale	1,000,818	2,828,344
Gain from trust REO	—	(111)
Change in fair value of net trust assets, excluding trust REO	(9,248)	(6,471)
Change in fair value of long-term debt	(2,757)	(2,098)
Accretion of interest income and expense	6,732	50,751
Stock-based compensation	678	884
Impairment of ROU asset	123	—
Loss on disposal of premises and equipment	—	99
Net change in other assets	7,221	2,307
Net change in other liabilities	(14,353)	(5,559)
Net cash provided by (used in) operating activities	249,569	(104,514)

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in securitized mortgage collateral	72,889	592,545
Proceeds from transfer of trust assets and liabilities	37,500	—
Proceeds from the sale of mortgage servicing rights	725	160
Investment in corporate-owned life insurance	(831)	(129)
Sale (purchase) of premises and equipment	99	(298)
Proceeds from the sale of trust REO	—	7,703
Net cash provided by investing activities	110,382	599,981

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of warehouse borrowings	(920,967)	(2,640,818)
Borrowings under warehouse agreements	639,050	2,774,425
Repayment of securitized mortgage borrowings	(78,818)	(654,073)
Net change in liabilities related to corporate-owned life insurance	574	458
Repayment of convertible notes	(5,000)	—
Issuance of restricted stock	2	1
Net cash used in financing activities	(365,159)	(520,007)
Net change in cash, cash equivalents and restricted cash	(5,208)	(24,540)
Cash, cash equivalents and restricted cash at beginning of year	35,212	59,752
Cash, cash equivalents and restricted cash at end of year	$30,004	$35,212

SUPPLEMENTARY INFORMATION
Interest paid	$11,917	$25,719
Taxes paid, net	(7)	(41)
NON-CASH TRANSACTIONS
Transfer of securitized mortgage collateral to trust REO	$—	$7,976
Transfer and deconsolidation of trust assets	1,543,608	—
Transfer and deconsolidation of trust liabilities	(1,543,608)	—
Mortgage servicing rights retained from issuance of mortgage-backed securities and loan sales	46	536

See accompanying notes to consolidated financial statements

IMPAC MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data or as otherwise indicated)

Note 1.—Summary of Business and Financial Statement Presentation including Significant Accounting Policies

Business Summary

Impac Mortgage Holdings, Inc. (the Company or IMH) is a financial services company incorporated in Maryland with the following direct and indirect wholly-owned operating subsidiaries: Integrated Real Estate Service Corporation (IRES), Impac Mortgage Corp. (IMC), IMH Assets Corp. (IMH Assets), Impac Funding Corporation (IFC) and Copperfield Capital Corporation (CCC).  The Company’s operations include the mortgage lending operations conducted by IMC, real estate services conducted by IRES and CCC and the long-term mortgage portfolio (residual interests in securitizations reflected as securitized mortgage trust assets and liabilities on the consolidated balance sheets) conducted by IMH Assets prior to the sale in the first quarter of 2022. The long-term mortgage portfolio was deconsolidated in March 2022 as the Company sold its residual interests in the consolidated securitized mortgage trusts (see Note. 6—Securitized Mortgage Trusts). IMC’s mortgage lending operations include the activities of its division, CashCall Mortgage (CCM).

On October 20, 2022, the Company received the requisite stockholder consents on the Series B Preferred stock and Series C Preferred stock exchange offers (Exchange Offers), which provided for the exchange and subsequent redemption of all outstanding Series B Preferred and Series C Preferred stock, liquidation preference and cumulative dividends in arrears for common stock, new Series D Preferred stock and, in the case of Series C Preferred stock, warrants to purchase common stock.  For further description of the Exchange Offers, see Note 8.—Redeemable Preferred Stock.

Liquidity

The Company’s liquidity reflects its ability to meet its current obligations (including its operating expenses and, when applicable, the retirement of debt and margin calls relating to hedging instruments and warehouse lines), fund new originations and purchases, meet servicing and master servicing requirements and make investments as they are identified.  The Company has experienced recurring losses from operations dating back to 2017.  During the year ended December 31, 2022, the Company incurred a net loss of $39.4 million and has an accumulated deficit of $11.6 million as of December 31, 2022.  As of December 31, 2022, the Company has unrestricted cash and cash equivalents of $25.9 million, $9.4 million in unencumbered loans and uncommitted capacity under its warehouse lines of $41.0 million ($25.0 million of which was not renewed at expiration in December 2022), of which $3.6 million was outstanding as of December 31, 2022.  In the first quarter of 2023, as part of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (CARES), the Company filed for $7.3 million of employee retention credit, which is expected to be received by the end of 2023.

As part of the Company’s expense management assessment, a number of initiatives were undertaken during the second half of 2022 and into the first quarter of 2023 to make its best efforts that the Company will continue as a going concern for a period of 12 months from the date of this filing, that are expected to significantly reduce the Company’s expense run rate.  In December 2022, the estimated base rent, common area maintenance (CAM) charges, storage, parking, and any other miscellaneous charges related to the Company’s former corporate office that would have been payable during the final 20 months of the original lease term would have been approximately $8.8 million.  The Company was able to terminate such lease with a payment of $3.0 million.  In January 2023, the Company entered into a new lease for corporate office space.  The new lease term runs through July 31, 2025, for which rent and CAM charges will total approximately $800 thousand over the full term of the lease, resulting in significant savings (See Note 13.—Commitments and Contingencies – Lease Commitments).

Also in line with the Company’s expense management strategies, the retail consumer direct channel CCM was repositioned to be a mortgage broker rather than a direct lender beginning at the end of 2022 and continuing into 2023.  The broker fulfillment model has a reduced expense load associated with personnel, operational and technology support, and reduced marketing needs due to organic lead volume generated by the CCM brand.  The broker fulfillment model also supports a broader product offering to CCM consumers, allowing the Company to move away from the expense and complexity of managing multiple lending products with support from several departments. This more cost-effective origination strategy is essential to managing the overall monthly expense load of the Company while also driving revenue across a broad spectrum of product offerings to consumers. Additionally, the continued volatility experienced with the Non-QM market associated with liquidity, product offerings, expansive credit to meet consumer demand, and rising rates have all proven to be a considerable hindrance to maintaining a profitable channel in the Wholesale space.  With the belief that the market conditions and projections will not improve in the near term, in the first quarter of 2023, the Company decided to wind down operations within its wholesale channel until market conditions improve.

Although the Company currently forecasts adequate liquidity to operate its business for the next 12 months, repayment of $5.0 million in principal of Convertible Notes due May 9, 2023, with no additional added capital or liquidity, will result in a more limited amount of liquidity to operate the business.  The Company may seek to raise secured or unsecured debt, raise equity or working capital, retire or restructure the Convertible Notes (which pay down $5.0 million each May 9th for the next three years), pursue actions to reorganize the capital structure or redeploy the liquidity to other corporate finance and strategic opportunities. While the Company intends to raise additional capital within the next year to support its operations, it cannot provide any assurance that its capital raise efforts will be successful.

Financial Statement Presentation and Significant Accounting Policies

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

The fair value option permits entities to choose, at specified election dates, to measure eligible financial assets and financial liabilities at fair value. The decision to elect the fair value option is applied on an instrument by instrument basis, is irrevocable unless a new election date occurs, and is applied to an entire instrument.  The Company has elected the fair value option for MSRs, mortgage LHFS, long-term debt and its consolidated non-recourse securitizations (securitized mortgage collateral and securitized mortgage borrowings), prior to the sale in the first quarter of 2022. Elections were made to mitigate income statement volatility caused by differences in the measurement basis of elected instruments.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less at the date of acquisition. The carrying amount of cash and cash equivalents approximates fair value.

Cash balances that have restrictions as to the Company’s ability to withdraw funds are considered restricted cash. At December 31, 2022 and 2021, restricted cash totaled $4.1 million and $5.7 million, respectively. The restricted cash is primarily collateral against letter of credit financing associated with corporate-owned life insurance (See Note 13.—Commitments and Contingencies) as well as cash required in conjunction with the terms of the Company’s warehouse borrowing agreements. In accordance with the terms of the Master Repurchase Agreements related to the warehouse borrowings, the Company is required to maintain cash balances with the lender as additional collateral for the borrowings (See Note 5.—Debt).

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

Revenue derived from the Company’s mortgage lending activities includes loan fees collected at the time of origination and gain or loss from the sale of LHFS. Loan fees consist of fee income earned on all loan originations, including loans closed and held-for-sale. Loan fees are recognized as earned and consist of amounts collected for application and underwriting fees, fees on cancelled loans and discount points. The related direct loan origination costs are recognized when incurred and consists of broker fees and commissions. Gain or loss from the sale and mark-to-market adjustments of LHFS includes both realized and unrealized gains and losses and are included in gain on sale of loans, net in the accompanying consolidated statements of operations and comprehensive loss. The valuation of LHFS approximates a whole-loan price, which includes the value of the related MSRs.

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

Mortgage Servicing Rights

The Company accounts for mortgage loan sales in accordance with FASB ASC 860, Transfers and Servicing. Upon sale of mortgage loans on a servicing-retained basis, the LHFS are removed from the consolidated balance sheets and MSRs are recorded as an asset for servicing rights retained. The Company elects to measure MSRs at fair value as prescribed by FASB ASC 860-50-35, and as such, servicing assets or liabilities are valued using discounted cash flow modeling techniques using assumptions regarding future net servicing cash flow, including prepayment rates, discount rates, servicing cost and other factors. Changes in estimated fair value are reported in the accompanying consolidated statements of operations and comprehensive loss within gain on mortgage servicing rights, net.

When the Company sells MSRs, the Company records a gain or loss on such sale based on the selling price of the MSRs less the carrying value and transaction costs.  Gains and losses are reported in the accompanying consolidated statements of operations and comprehensive loss within gain on mortgage servicing rights, net.

Consolidated Non-recourse Securitizations

In March 2022, the Company and its subsidiaries (the Sellers), entered into a Purchase, Sale and Assignment Agreement (Sale Agreement) pursuant to which the Sellers sold certain residual interest certificates, and assigned certain optional termination and loan purchase rights, owned by the Sellers relating to 37 securitizations that closed between 2000 and 2007 (the Securitizations).  As a result of the sale, in accordance with FASB ASC 810-10-25, the Company deconsolidated the securitized mortgage trust assets and liabilities as of the sale date as it was no longer the primary beneficiary of the consolidated securitization trusts.   The Company shall remain the master servicer with respect to all of the securitizations until such time that the deals are collapsed or payoff.  For a description of the sale, see Note 6.– Securitized Mortgage Trusts.

Securitized Mortgage Collateral

The Company’s long-term mortgage portfolio primarily included adjustable rate and, to a lesser extent, fixed rate non-conforming mortgages and commercial mortgages that were acquired and originated by the Company’s mortgage and commercial operations prior to 2008.

Historically, the Company securitized mortgages in the form of collateralized mortgage obligations (CMO) or real estate mortgage investment conduits (REMICs). These securitizations were evaluated for consolidation based on the provisions of FASB ASC 810-10-25. Amounts consolidated were included in trust assets and liabilities as securitized mortgage collateral, real estate owned (REO) and securitized mortgage borrowings in the accompanying consolidated balance sheets.  The Company also retained the master servicing rights associated with these securitizations which pays the Company approximately 3 basis points on the outstanding unpaid principal balance (UPB) of each securitization trust.  Prior to the sale, the retention of the master servicing rights or the retained economic subordinated residual interests provided the Company with clean up call rights on these securitizations.

The Company accounted for securitized mortgage collateral at fair value, with changes in fair value during the period reflected in earnings. Fair value measurements were based on the Company’s estimated cash flow models, which incorporated assumptions, inputs of other market participants and quoted prices for the underlying bonds. The Company’s assumptions included its expectations of inputs that other market participants would use. These assumptions included judgments about the underlying collateral, prepayment speeds, credit losses, investor yield requirements, forward interest rates and certain other factors.

Interest income on securitized mortgage collateral was recorded using the effective yield for the period based on the previous quarter-end’s estimated fair value. Securitized mortgage collateral is generally not placed on nonaccrual status as the servicer advances the interest payments to the trust regardless of the delinquency status of the underlying mortgage loan, until it becomes apparent to the servicer that the advance is not collectible.

Real Estate Owned

Real estate owned on the consolidated balance sheets were primarily assets within the securitized trusts but recorded as a separate asset for accounting and reporting purposes and were within the long-term mortgage portfolio. REO, which consisted of residential real estate acquired in satisfaction of loans, was carried at net realizable value, which included the estimated fair value of the residential real estate less estimated selling and holding costs. Adjustments to the loan carrying value required at the time of foreclosure affect the carrying amount of REO. Subsequent write-downs in the net realizable value of REO were included in change in fair value of net trust assets, including trust REO gains in the consolidated statements of operations and comprehensive loss.

Securitized Mortgage Borrowings

The Company recorded securitized mortgage borrowings in the accompanying consolidated balance sheets for the consolidated CMO and REMIC securitized trusts within the long-term mortgage portfolio. The debt from each issuance of a securitized mortgage borrowing was payable from the principal and interest payments on the underlying mortgages collateralizing such debt, as well as the proceeds from liquidations of REO. If the principal and interest payments were insufficient to repay the debt, the shortfall was allocated first to the residual interest holders (generally owned by the Company) then, if necessary, to the certificate holders (e.g. third party investors in the securitized mortgage borrowings) in accordance with the specific terms of the various respective indentures. Securitized mortgage borrowings typically were structured as one-month London Interbank Offered Rate (LIBOR) “floaters” and fixed rate securities with interest payable to certificate holders monthly. The maturity of each class of securitized mortgage borrowing was directly affected by the amount of net interest spread, overcollateralization and the rate of principal prepayments and defaults on the related securitized mortgage collateral. The actual maturity of any class of a securitized mortgage borrowing could occur later than the stated maturities of the underlying mortgages.

When the Company issued securitized mortgage borrowings, the Company generally sought an investment grade rating for the Company’s securitized mortgages by nationally recognized rating agencies. To secure such ratings, it was often necessary to incorporate certain structural features that provided for credit enhancement. This generally included the pledge of collateral in excess of the principal amount of the securities to be issued, a bond guaranty insurance policy for some or all of the issued securities, or additional forms of mortgage insurance. These securitization transactions were non-recourse to the Company and the total loss exposure was limited to the Company’s initial net economic investment in each trust, which was referred to as a residual interest.

The Company accounted for securitized mortgage borrowings at fair value, with changes in fair value during the period reflected in earnings. Fair value measurements were based on the Company’s estimated cash flow models, which incorporated assumptions, inputs of other market participants and quoted prices for the underlying bonds. The Company’s assumptions included its expectations of inputs that other market participants would use. These assumptions included judgments about the underlying collateral, prepayment speeds, credit losses, investor yield requirements, forward interest rates and certain other factors. Interest expense on securitized mortgage borrowings was recorded quarterly using the effective yield for the period based on the previous quarter-end’s estimated fair value.

Leases

The Company has two operating leases for office space expiring at various dates through 2025 and one financing lease which concludes in 2023. During the fourth quarter of 2022, the Company entered into a lease termination agreement for the Company’s primary executive, administrative and operations offices.  For a description of the lease termination agreement, see Note 13.– Commitments and Contingencies - Lease Commitments.  The Company determines if a contract is a lease at the inception of the arrangement and reviews all options to extend, terminate, or purchase its right of use (ROU) assets at the inception of the lease and accounts for these options when they are reasonably certain of being exercised.  Regarding the discount rate, Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842)”, requires the use of the rate implicit in the lease whenever this rate is readily determinable. When the Company cannot readily determine the rate implicit in the lease, the Company determines its incremental borrowing rate by using the rate of interest that it would have to pay to borrow on a collateralized basis over a similar term. As a practical expedient permitted under ASC 842, the Company elected to account for the lease and non-lease components as a single lease component for all leases of which it is the lessee.  Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets and lease expense for these leases is recognized on a straight-line basis over the lease term.

Derivative Instruments

In accordance with FASB ASC 815-10 Derivatives and Hedging—Overview, the Company records all derivative instruments at fair value. The Company has accounted for all its derivatives as non-designated hedge instruments or free-standing derivatives.

The mortgage lending operation enters into IRLCs with consumers to originate mortgage loans at a specified interest rate. These IRLCs are accounted for as derivative instruments and reported at fair value. The concept of fair value relating to IRLCs is no different than fair value for any other financial asset or liability: fair value is the price at which an orderly transaction to sell the asset or to transfer the liability would take place between market participants at the measurement date under current market conditions.  Because IRLCs do not trade in the market, the Company determines the estimated fair value based on expectations of what an investor would pay to acquire the Company’s IRLCs, which utilizes current market information for secondary market prices for underlying loans and estimated servicing value with similar coupons, maturities and credit quality, subject to the anticipated loan funding probability (pull-through rate).  This value is adjusted for other costs that would be required by a market participant acquiring the IRLCs.  The fair value of

IRLCs is subject to change primarily due to changes in interest rates and the estimated pull-through rate. The Company reports IRLCs within other assets and other liabilities at fair value in the accompanying consolidated balance sheets with changes in fair value being recorded in the accompanying consolidated statements of operations and comprehensive loss within gain on sale of loans, net.

The Company hedges the changes in fair value associated with changes in interest rates related to IRLCs and uncommitted LHFS by using forward delivery commitments on mortgage-backed securities (MBS), including Federal National Mortgage Association (Fannie Mae or FNMA), Government National Mortgage Association (Ginnie Mae or GNMA) MBS known as to-be-announced mortgage-backed securities (TBA MBS), interest rate swap futures (swap futures) and forward delivery commitments on whole loans. The TBA MBS, forward loan commitments and swap futures (collectively the Hedging Instruments) are used to fix the forward sales price that will be realized upon the sale of mortgage loans into the secondary market and are accounted for as derivative instruments. The fair value of these Hedging Instruments are subject to change primarily due to changes in interest rates. The Company reports Hedging Instruments within other assets and other liabilities in the accompanying consolidated balance sheets at fair value with changes in fair value being recorded in the accompanying consolidated statements of operations and comprehensive loss within gain on sale of loans, net.

The fair value of IRLCs and Hedging Instruments are represented as derivative assets, lending, net and derivative liabilities, lending, net in Note 9.—Fair Value of Financial Instruments.

Long-term Debt

Long-term debt (junior subordinated notes) is reported at fair value. These securities are measured based upon an analysis prepared by management, which considers the Company’s own credit risk and expected cash flow analysis in 2022 and discounted cash flow analysis in 2021. With the adoption of FASB ASU 2016-01 in 2018, which applies when the Company elects the fair value election on its own debt, the Company effectively bifurcates the market and instrument specific credit risk components of changes in long-term debt.  The market portion continues to be a component of net loss as the change in fair value of long-term debt, but the instrument specific credit risk portion is a component of accumulated other comprehensive loss in the accompanying consolidated statements of operations and comprehensive loss.

Repurchase Reserve

The Company sells mortgage loans in the secondary market, including U.S. GSEs, and issues MBS through Ginnie Mae and Fannie Mae. When the Company sells or issues securities, it makes customary representations and warranties to the purchasers about various characteristics of each loan such as the origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local laws. In the event of a breach of its representations and warranties, the Company may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer for any loss.  In addition, the Company may be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale.  The Company’s loss may be reduced by proceeds from the sale or liquidation of the repurchased loan. Also, the Company’s loss may be reduced by any recourse it has to correspondent lenders that, in turn, had sold such mortgage loans to the Company and breached similar or other representations and warranties. In such event, the Company has the right to seek a recovery of related repurchase losses from that correspondent lender.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in business promotion expense in the accompanying consolidated statements of operations and comprehensive loss.  For the years ended December 31, 2022 and 2021, business promotion expense was $4.4 million and $7.4 million, respectively.

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

FASB ASC 718 requires forfeitures to be estimated at the time of grant and prospectively revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense is recorded net of estimated forfeitures for the years ended December 31, 2022 and 2021, such that the expense was recorded only for those stock-based awards that were expected to vest during such periods. The cost of equity-based compensation is recorded to personnel expense in the consolidated statements of operations and comprehensive loss. Refer to Note 14.—Share Based Payments and Employee Benefit Plans.

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

Recent Accounting Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (ASU 2016-13), which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. Subsequent to issuing ASU 2016-13, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses”, for the purpose of clarifying certain aspects of ASU 2016-13. ASU 2018-19 has the same effective date and transition requirements as ASU 2016-13. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging,” and “Topic 825, Financial Instruments (ASU 2019-04),” which is effective with the adoption of ASU 2016-13. In May 2019, the FASB issued ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326)”, which is also effective with the adoption of ASU 2016-13. In October 2019, the FASB voted to delay the implementation date for smaller reporting companies until January 1, 2023. The Company adopted this ASU on January 1, 2023 and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2020 and January 2021, the FASB issued ASU 2020-04 and ASU 2021-01, “Reference Rate Reform (Topic 848)”.  Together, the ASUs provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the LIBOR and other interbank offered rates to alternative reference rates.  This guidance is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”, which extends the period of time entities can utilize the reference rate reform relief guidance under ASU 2020-04 from December 31, 2022 to December 31, 2024. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

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

Note 2.—Mortgage Loans Held-for-Sale

A summary of the UPB of mortgage LHFS by type is presented below:

	December 31,	December 31,
	2022	2021
Government (1)	$—	$6,886
Conventional (2)	2,506	62,759
Jumbo & Non-qualified mortgages (NonQM)	11,658	231,142
Fair value adjustment (3)	(1,112)	7,690
Total mortgage loans held-for-sale	$13,052	$308,477
(1)	Includes all government-insured loans including Federal Housing Administration (FHA), Veterans Affairs (VA) and United States Department of Agriculture (USDA).
(2)	Includes loans eligible for sale to Fannie Mae and Federal Home Loan Mortgage Corporation (Freddie Mac or FHLMC).
(3)	Changes in fair value are included in gain on sale of loans, net on the accompanying consolidated statements of operations and comprehensive loss.

As of December 31, 2022, there was one mortgage LHFS with a UPB of $326 thousand that was in nonaccrual status as the loan was in foreclosure. The carrying value of this nonaccrual loan as of December 31, 2022 was $270 thousand. As of December 31, 2021, the Company had no mortgage LHFS that were 90 days or more delinquent.

Gain on sale of loans, net in the consolidated statements of operations and comprehensive loss is comprised of the following for the years ended December 31, 2022 and 2021:

	For the Year Ended
	December 31,
	2022	2021
Gain on sale of mortgage loans	$18,825	$81,362
Premium from servicing retained loan sales	46	536
Unrealized loss from derivative financial instruments	(3,003)	(4,076)
Gain from derivative financial instruments	6,221	1,934
Mark to market (loss) gain on LHFS	(8,802)	3,395
Direct origination expenses, net	(4,553)	(17,746)
Provision for repurchases	(2,417)	(111)
Gain on sale of loans, net	$6,317	$65,294

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

In December 2022, the Company sold $68.1 million in UPB of its government insured MSRs for approximately $725 thousand, receiving $508 thousand in proceeds upon sale, with the remaining proceeds received in 2023 upon transfer of the servicing all trailing documents.

The following table summarizes the activity of MSRs for the years ended December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Balance at beginning of year	$749	$339
Additions from servicing retained loan sales	46	536
Reductions from bulk sales	(725)	—
Changes in fair value (1)	(70)	(126)
Fair value of MSRs at end of period	$—	$749
(1)	Changes in fair value are included within gain on mortgage servicing rights, net in the accompanying consolidated statements of operations and comprehensive loss.

At December 31, 2022 and 2021, the UPB of the mortgage servicing portfolio was comprised of the following:

	December 31,	December 31,
	2022	2021
Government insured	$—	$71,841
Conventional	—	—
Total loans serviced	$—	$71,841

The table below illustrates hypothetical changes in the fair value of MSRs, caused by assumed immediate changes to key assumptions that are used to determine fair value. See Note 9.—Fair Value of Financial Instruments for a description of the key assumptions used to determine the fair value of MSRs.

	December 31,	December 31,
Mortgage Servicing Rights Sensitivity Analysis	2022	2021
Fair value of MSRs	$—	$749
Prepayment Speed:
Decrease in fair value from 10% adverse change	—	(24)
Decrease in fair value from 20% adverse change	—	(48)
Decrease in fair value from 30% adverse change	—	(70)
Discount Rate:
Decrease in fair value from 10% adverse change	—	(31)
Decrease in fair value from 20% adverse change	—	(59)
Decrease in fair value from 30% adverse change	—	(85)

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

Gain on mortgage servicing rights, net is comprised of the following for the years ended December 31, 2022 and 2021:

	For the Year Ended
	December 31,
	2022	2021
Change in fair value of mortgage servicing rights	$(70)	$(126)
Gain on sale of mortgage servicing rights	264	160
Gain on mortgage servicing rights, net	$194	$34

Servicing fees (expense), net is comprised of the following for the years ended December 31, 2022 and 2021:

	For the Year Ended
	December 31,
	2022	2021
Contractual servicing fees	$251	$193
Subservicing and other costs	(188)	(625)
Servicing fees (expense), net	$63	$(432)

Note 4.—Other Assets

Other assets consisted of the following:

	December 31,	December 31,
	2022	2021
Corporate-owned life insurance (See Note 13)	$11,619	$10,788
Prepaid expenses	2,410	3,460
Right of use asset (See Note 13)	1,248	10,209
Accounts receivable, net	916	4,770
Servicing advances	735	565
Premises and equipment, net	220	636
Accrued interest receivable	75	625
Derivative assets – lending (See Note 7)	52	3,111
Other	—	1,102
Loans eligible for repurchase from Ginnie Mae	—	337
Total other assets	$17,275	$35,603

Accounts Receivable, net

Accounts receivable are primarily loan sales that have not settled, and fees earned for real estate services rendered, generally collected one month in arrears.  Accounts receivable are stated at their carrying value as of December 31, 2022, and net of $50 thousand reserve for doubtful accounts as of December 31, 2021.

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

Loans Eligible for Repurchase from Ginnie Mae

The Company sells loans in Ginnie Mae guaranteed MBS by pooling eligible loans through a pool custodian and assigning rights to the loans to Ginnie Mae. When these Ginnie Mae loans are initially pooled and securitized, the Company meets the criteria for sale treatment and de-recognizes the loans. The terms of the Ginnie Mae MBS program allow, but do not require, the Company to repurchase mortgage loans when the borrower has made no payments for three consecutive months. When the Company has the unconditional right, as servicer, to repurchase Ginnie Mae pool loans it has previously sold and are more than 90 days past due, and the repurchase will provide a “more than trivial benefit”, the Company then re-recognizes the loans on its consolidated balance sheets in other assets, at their UPB and records a corresponding liability in other liabilities in the consolidated balance sheets.  At December 31, 2022, there were no loans eligible for repurchase while there were $337 thousand in UPB of loans eligible for repurchase from Ginnie Mae at December 31, 2021. As part of the Company’s repurchase reserve, the Company records a repurchase provision to provide for estimated losses from the sale or securitization of all mortgage loans, including these loans.  In conjunction with the sale of the government insured MSRs in December 2022, loans eligible for repurchase from Ginnie Mae are no longer included on the consolidated balance sheets for 2022.

Premises and Equipment, net

	December 31,
	2022	2021
Premises and equipment	$6,209	$6,391
Less: Accumulated depreciation	(5,989)	(5,755)
Total premises and equipment, net	$220	$636

The Company recognized $317 thousand and $493 thousand of depreciation expense within general, administrative and other expense in the accompanying consolidated statements of operations and comprehensive loss, for the years ended December 31, 2022 and 2021, respectively.

Note 5.—Debt

The following table shows contractual future debt maturities as of December 31, 2022:

	Payments Due by Period
		Less Than	One to	Three to	More Than
	Total	One Year	Three Years	Five Years	Five Years
Warehouse borrowings	$3,622	$3,622	$—	$—	$—
Convertible notes	15,000	5,000	10,000	—	—
Long-term debt	62,000	—	—	—	62,000
Total debt obligations	$80,622	$8,622	$10,000	$—	$62,000

Warehouse Borrowings

The Company, through its subsidiaries, enters into Master Repurchase Agreements with lenders providing warehouse facilities. The warehouse facilities are used to fund, and are secured by, residential mortgage loans that are held for sale. The warehouse and revolving lines of credit are repaid using proceeds from the sale of loans. The base interest rates on the Company’s warehouse lines bear interest at 1-month LIBOR plus a margin or note rate minus a margin. Some of the lines carry additional fees in the form of annual facility fees charged on the total line amount, commitment fees charged on the committed portion of the line and non-usage fees charged when monthly usage falls below a certain utilization percentage.  The Company’s warehouse line is scheduled to expire October 20, 2023 under a one year term and the line is subject to renewal based on an annual credit review conducted by the lender.

The base interest rates for all warehouse lines of credit are subject to increase based upon the characteristics of the underlying loans collateralizing the lines of credit, including, but not limited to product type and number of days held for sale. Certain warehouse line lenders require the Company, at all times, to maintain cash accounts with minimum required balances. As of December 31, 2022 and 2021, there was none and $1.3 million, respectively, held in these accounts which are recorded as a component of restricted cash on the consolidated balance sheets.

Under the terms of these warehouse lines, the Company is required to maintain various financial and other covenants. At December 31, 2022, the Company was not in compliance with certain financial covenants from its lenders and received the necessary waivers.

The following table presents certain information on warehouse borrowings for the periods indicated:

	Maximum	Balance Outstanding at		Allowable
	Borrowing	December 31,	December 31,	Advance	Rate
	Capacity	2022	2021	Rates (%)	Range	Maturity Date
Short-term borrowings:
Repurchase agreement 1 (1)	$—	$—	$30,009	90 - 98	1ML + 2.00 - 2.25%	May 24, 2022
Repurchase agreement 2 (2)	—	—	153,006	100	1ML + 1.75%	September 13, 2022
Repurchase agreement 3 (3)	16,000	98	56,794	100	Note Rate - 0.375%	October 20, 2023
Repurchase agreement 4 (4)	25,000	3,524	45,730	99	Note Rate - 0.50 - 0.75%	December 31, 2022
Total warehouse borrowings	$41,000	$3,622	$285,539

_________________________

(1)	Repurchase agreement 1 was not renewed.
(2)	Repurchase agreement 2 was not renewed.
(3)	In October 2022, the Company entered into an agreement for a $1.0 million committed line in addition to the uncommitted line. In November 2022, the uncommitted portion of the line was renewed and reduced to $15.0 million for a total line size of $16.0 million.
(4)	At December 31, 2022, the line expired, was not renewed and paid off with the loan sales in January 2023.

The following table presents certain information on warehouse borrowings for the periods indicated:

	For the Year Ended
	December 31,
	2022	2021
Maximum outstanding balance during the year	$269,950	$336,648
Average balance outstanding for the year	74,435	191,794
UPB of underlying collateral (mortgage loans)	4,577	296,841
Weighted average interest rate for period	4.19%	3.41%

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

Long-term Debt

The Company carries its Junior Subordinated Notes at estimated fair value as more fully described in Note 9.—Fair Value of Financial Instruments. The following table shows the remaining principal balance and fair value of Junior Subordinated Notes issued as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Junior Subordinated Notes (1)	$62,000	$62,000
Fair value adjustment (2)	(34,247)	(15,464)
Total Junior Subordinated Notes	$27,753	$46,536
(1)	Stated maturity of March 2034; requires quarterly interest payments at a variable rate of 3-month LIBOR plus 3.75% per annum. In June 2023, with the cessation of LIBOR, the calculation agent will use the “Board-selected benchmark replacement” as the benchmark replacement for LIBOR, which, per the Federal LIBOR Act, will be a rate identified by the Federal Reserve Board that is (a) based on SOFR and (b) adjusted based on tenor spread adjustments. At December 31, 2022, the interest rate was 8.52%.
(2)	For further detail on the determination of estimated fair value see Note 9.—Fair Value of Financial Instruments.

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

Securitized Mortgage Trust Assets

Securitized mortgage trust assets are comprised of the following at December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Securitized mortgage collateral, at fair value	$—	$1,639,251
REO, at net realizable value (NRV)	—	3,479
Total securitized mortgage trust assets	$—	$1,642,730

Securitized Mortgage Collateral

Securitized mortgage collateral consisted of the following:

	December 31,	December 31,
	2022	2021
Mortgages secured by residential real estate	$—	$1,653,749
Mortgages secured by commercial real estate	—	89,801
Fair value adjustment	—	(104,299)
Total securitized mortgage collateral, at fair value	$—	$1,639,251

As of December 31, 2022, the Company was also a master servicer of mortgages for others of approximately $138.3 million in UPB that were primarily collateralizing REMIC securitizations, compared to $164.6 million at December 31, 2021. Related fiduciary funds are held in trust for investors in non-interest bearing accounts and are not included in the Company’s consolidated balance sheets. The Company may also be required to advance funds or cause loan servicers to advance funds to cover principal and interest payments not received from borrowers depending on the status of their mortgages.

Real Estate Owned

The Company’s REO consisted of the following:

	December 31,	December 31,
	2022	2021
REO	$—	$10,335
Impairment (1)	—	(6,856)
Ending balance	$—	$3,479
REO inside trusts	$—	$3,479
REO outside trusts	—	—
Total	$—	$3,479
(1)	Impairment represents the cumulative write-downs of net realizable value subsequent to foreclosure.

Securitized Mortgage Trust Liabilities

Securitized mortgage trust liabilities, which are recorded at estimated fair market value as more fully described in Note 9.—Fair Value of Financial Instruments, are comprised of the following at December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Securitized mortgage borrowings	$—	$1,614,862

Securitized Mortgage Borrowings – Non-recourse

Selected information on securitized mortgage borrowings for the periods indicated consisted of the following (dollars in millions):

		Securitized
		mortgage
		borrowings
		outstanding as of
		December 31,		Range of Interest Rates (%)
					Interest	Interest
					Rate	Rate
	Original			Fixed	Margins over	Margins after
	Issuance			Interest	One-Month	Contractual
Year of Issuance	Amount	2022	2021	Rates	LIBOR (1)	Call Date (2)
2002	$3,876.1	$—	$2.7	5.25 - 12.00	0.27 - 2.75	0.54 - 3.68
2003	5,966.1	—	12.9	4.34 - 12.75	0.27 - 3.00	0.54 - 4.50
2004	17,710.7	—	210.9	3.58 - 5.56	0.25 - 2.50	0.50 - 3.75
2005	13,387.7	—	1,198.2	—	0.24 - 2.90	0.48 - 4.35
2006	5,971.4	—	1,626.0	6.25	0.10 - 2.75	0.20 - 4.13
2007	3,860.5	—	882.5	—	0.06 - 2.00	0.12 - 3.00
Subtotal contractual principal balance (3)		—	3,933.2
Fair value adjustment (4)		—	(2,318.3)
Total securitized mortgage borrowings		$—	$1,614.9
(1)	One-month LIBOR was 0.10 % as of December 31, 2021.
(2)	Interest rate margins are generally adjusted when the unpaid principal balance is reduced to less than 10-20% of the original issuance amount, or if certain other triggers are met.
(3)	Represents the outstanding balance in accordance with trustee reporting.
(4)	Fair value adjustment was inclusive of $0 and $2.2 billion in bond losses at December 31, 2022 and 2021, respectively.

Change in Fair Value of Net Trust Assets, including Trust REO Gains

Changes in fair value of net trust assets, including trust REO gains are comprised of the following for the years ended December 31, 2022 and 2021:

	For the Year Ended
	December 31,
	2022	2021
Change in fair value of net trust assets, excluding REO	$9,248	$6,471
Gains from trust REO	—	111
Change in fair value of net trust assets, including trust REO gains	$9,248	$6,582

Call Rights

The Company held cleanup call options (call rights) with respect to its securitized trusts whereby, when the UPB of the underlying residential mortgage loans fell below a pre-determined threshold, the Company could purchase the underlying residential mortgage loans at par, plus unreimbursed servicer advances, resulting in the repayment of all of the outstanding securitization financing at par. The Company’s ability to exercise its call rights was limited based on available capital and liquidity, and/or in situations where the related securitization trustee does not permit the exercise of such rights.

The Company held the cleanup call options through either its economically owned residuals interests or its master servicing rights, which potential economic benefits were evaluated within its fair value estimation process.

Note 7.—Derivative Instruments

The mortgage lending operation enters into IRLCs with prospective borrowers to originate mortgage loans at a specified interest rate and Hedging Instruments to hedge the fair value changes associated with changes in interest rates relating to its mortgage loan origination operations. The fair value of IRLCs and Hedging Instruments related to mortgage loan origination are included in other assets or other liabilities in the accompanying consolidated balance sheets. As of

December 31, 2022, the estimated fair value of IRLCs was an asset of $5 thousand while Hedging Instruments were an asset of $47 thousand.  As of December 31, 2021, the estimated fair value of IRLCs was an asset of $3.1 million while Hedging Instruments were a liability of $55 thousand. At December 31, 2022 and December 31, 2021, there were no forward delivery commitments as the forward delivery commitments had no pair-off mechanism.

The following table includes information for the derivative assets and liabilities, lending for the periods presented:

			Total Gains (Losses)
	Notional Amount		For the Year Ended
	December 31,	December 31,	December 31,
	2022	2021	2022	2021
Derivative – IRLC's (1)	$493	$255,150	$(3,106)	$(4,164)
Derivative – TBA MBS (1)	7,000	102,000	5,020	2,022
Derivative – Swap Futures (1)	8,800	—	1,304	—
(1)	Amounts included in gain on sale of loans, net within the accompanying consolidated statements of operations and comprehensive loss.

Note 8.—Redeemable Preferred Stock

As disclosed within Note 13.—Commitments and Contingencies, on July 15, 2021, the Maryland Court of Appeals issued its decision affirming the decisions of the Maryland Circuit Court (the Circuit Court) and the Court of Special Appeals granting summary judgment in favor of the plaintiffs on the Series B Preferred voting rights language interpretation. Accordingly, the 2009 Article Amendments to the 2004 Series B Articles Supplementary were not validly adopted and the 2004 Series B Articles Supplementary remained in effect.

As a result, as of September 30, 2022, the Company had cumulative undeclared dividends in arrears of approximately $20.3 million, or approximately $30.47 per outstanding share of Series B Preferred stock, thereby increasing the liquidation value to approximately $55.47 per share. Every quarter the cumulative undeclared dividends in arrears increased by $0.5859 per Series B Preferred share, or approximately $390 thousand. The accrued and unpaid dividends on the Series B Preferred stock were payable only upon declaration by the Board of Directors, and the liquidation preference, inclusive of Series B Preferred cumulative undeclared dividends in arrears, was only payable upon voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs.  In addition, the Company was required to pay an amount equal to three quarters of dividends on the Series B Preferred stock under the 2004 Series B Preferred Articles Supplementary (approximately $1.2 million, which had been previously accrued for [such amount, the 2009 Dividend Amount]) to Series B Preferred shareholders as of August 15, 2022, into the registry of the Circuit Court no later than August 19, 2022, to be held pending final resolution of all issues and final determination by the Circuit Court of the appropriate distribution of those funds. The Company deposited the 2009 Dividend Amount on August 18, 2022.

At September 30, 2022, the Company had $72.0 million in outstanding liquidation preference of series B Preferred and Series C Preferred stock (including cumulative unpaid dividends in the case of the Series B Preferred stock). The holders of each series of Preferred Stock, which carried limited voting rights and were redeemable at the option of the Company, retained the right to a $25.00 per share liquidation preference (plus cumulative unpaid dividends in the case of the Series B Preferred stock) in the event of a liquidation of the Company and the right to receive dividends on the Preferred Stock if any such dividends were declared (and, in the case of the Series B Preferred stock, before any dividends or other distributions are made to holders of junior stock, including the Company’s common stock). However as further discussed below, holders of Series B Preferred stock and Series C Preferred stock in connection with the Exchange Offers and the Redemption received the applicable consideration payable therein and were not entitled to any other payment with respect to the liquidation preference of, or any accrued and unpaid dividends on, any shares of Preferred Stock, other than the rights of holders of Series B Preferred stock to receive the 2009 Dividend Amount, based upon final determinations as to entitlement to such amounts by the Circuit Court.

Common and preferred dividends were included in the reconciliation of earnings per share beginning July 15, 2021, which was the date the Maryland Court of Appeals affirmed the decision in granting summary judgment in favor of the plaintiffs on the Series B Preferred voting rights.  Cumulative preferred dividends, whether or not declared, were reflected in basic and diluted earnings per share in accordance with FASB ASC 260-10-45-11, despite not being accrued for on the consolidated balance sheets.

On September 14, 2022, the Company commenced exchange offers (the Exchange Offers) and a consent solicitation for its outstanding shares of Series B Preferred stock and Series C Preferred stock. On October 20, 2022 (the Expiration Date), the Exchange Offers and consent solicitation expired with approximately 69% of the Series B Preferred stock and approximately 67% of the Series C Preferred stock tendering their shares and voting in favor of certain amendments to the Company’s charter as discussed in further detail below. Holders of Series B Preferred stock were entitled to receive (the Series B Consideration), for each share of Series B Preferred stock tendered, (i) 13.33 shares of newly issued common stock and (ii) thirty (30) shares of newly issued 8.25% Series D Cumulative Redeemable Preferred Stock (Series D Preferred stock).  Holders of Series C Preferred stock were entitled to receive (the Series C Consideration), for each share of Series C Preferred stock tendered, (i) 1.25 shares of newly issued common stock, (ii) 1.5 warrants to purchase an equal number of shares of common stock at an exercise price of $5.00 per share and (iii) one (1) share of Series D Preferred stock. In connection with the closing of the Exchange Offers, the Company issued on October 26, 2022, a total of 7,330,319 shares of newly issued common stock, 14,773,811 shares of Series D Preferred stock and 1,425,695 warrants to purchase an equal number of shares of common stock.

Concurrently with the Exchange Offers, the Company received consent from the requisite holders of each of its outstanding Series B Preferred stock and its outstanding Series C Preferred stock to amend its charter to (i) make all shares of Series B Preferred stock that remain outstanding after the closing of the Exchange Offers redeemable for the same consideration as the Series B Consideration and (ii) make all shares of Series C Preferred stock that remain outstanding after the closing of the Exchange Offers redeemable for the same consideration as the Series C Consideration. On October 27, 2022, the Company provided notice to holders of Series B Preferred stock and Series C Preferred stock that such shares would be redeemed (the Redemption) on November 15, 2022 upon which holders of Series B Preferred stock and Series C Preferred stock will only be entitled to receive the Series B Consideration and the Series C Consideration, as the case may be.  In connection with the Redemption, the Company issued approximately 3,298,439 shares of newly issued common stock, 6,599,035 shares of Series D Preferred stock and 681,923 warrants to purchase an equal number of shares of common stock.

All holders of Series B Preferred stock and Series C Preferred stock in connection with the Exchange Offers and the Redemption only received the applicable consideration payable therein and were not entitled to any other payment with respect to the liquidation preference of, or any accrued and unpaid dividends on, any shares of Series B Preferred stock or Series C Preferred stock (whether or not such dividends have accumulated and whether or not such dividends accrued before or after completion of the Exchange Offers), other than the rights of holders of Series B Preferred stock to receive the 2009 Dividend Amount, based upon final determinations as to entitlement to such amounts by the Circuit Court.

In addition, on August 25, 2022, the Circuit Court issued an Order to Segregate Funds and/or Stock (Segregation Order), directing the Company, if the Exchange Offer for the Series B Preferred stock is completed prior to December 5, 2022, to deposit 13,311,840 shares of Series D Preferred stock, plus, in either event, 4,437,280 shares of newly issued common stock (collectively, the Series B Common Fund) in the custody of a third party custodian or escrow agent approved by class counsel. The Exchange Offer was approved and closed with respect to tendered shares on October 26, 2022, and the Company deposited the required stock with a third party pursuant to the Segregation Order.  On August 29, 2022, the Circuit Court issued an order approving the form and substance of the notice by which the Company and the class notice administrator are required to give notice to the Series B Preferred stock class of the final hearing date of December 5, 2022, and the opportunity to file objections to the proposed final injunctive relief and to the applications for awards of attorney’s fees, expenses and incentives. Between September 7 through September 19, the Company and the notice administrator provided the notice required by the August 29, 2022 order.

On December 5, 2022, the Circuit Court held a final hearing on all outstanding matters identified in the notice. On December 16, 2022, the Circuit Court issued its Final Judgment Order which was entered on December 19, 2022. The Final Judgment Order granted Plaintiff Camac’s Motion for Attorney’s Fees, Litigation Costs, and Incentive Payment, granted in part and denied in part Plaintiff Timm’s Petition for Incentive Award and Payment of Costs and Expenses.  In February 2023, pursuant to the Final Judgement Order, (i) the 2009 Dividend Amount was distributed to certain former Series B Preferred stockholders, with a portion going to pay attorney’s fees, litigation costs and incentive payments and (ii) the Common Stock and Series D Preferred Stock that was held in escrow was distributed to certain former Series B Preferred stockholders, with a portion of the Series D Preferred Stock going to pay attorney’s fees to Class Counsel.

The Series D Preferred stock (w) ranks senior to the Common stock as to dividends and upon liquidation; (x) is non-participating, and bears a cumulative cash dividend from and including the original issue date at a fixed rate equal to 8.25% per annum (equivalent to a fixed annual amount of $.00825 per share of the Series D Preferred stock); (y) bears an initial liquidation preference of $0.10 per share and (z) is mandatorily redeemable by the Company for cash at a redemption price of $0.10 per share, plus any accrued and unpaid dividends (whether or not declared) on (A) the 60th day, or such earlier date as the Company may fix, after the date of any public announcement by the Company of annual or quarterly financial statements that indicate that payment of the redemption price would not cause the Company to violate the restrictions on payment of distributions to stockholders under section 2-311 of the MGCL unless, before such redemption date, the Company’s Board of Directors determines in good faith that the payment by the Company of the redemption price for the Series D Preferred stock and for any stock ranking on parity with the Series D Preferred stock with respect to redemption and which have become redeemable as of the applicable redemption date would cause the Company to violate the Cash Consideration Restrictions, as defined below, or (B) any date the Company fixes not more than sixty (60) days after any determination by the Board of Directors (which the Board of Directors, or a committee thereof, is obligated to undertake after the release of annual and quarterly financial statements and upon any capital raise) in good faith that the payment by the Company of the redemption price for the Series D Preferred stock and any stock ranking on parity with the Series D Preferred stock with respect to redemption rights that have become redeemable as of such redemption date would not cause the Company to violate the Cash Consideration Restrictions. A violation of the “Cash Consideration Restrictions” will occur if the occurrence of an action would cause (i) the Company to violate the restrictions on payment of distributions to stockholders under section 2-311 of the MGCL, (ii) any material breach of or default under the terms and conditions of any obligation of the Company, including any agreement relating to its indebtedness, or (iii) the Company to violate any restriction or prohibition of any law rule or regulation applicable to the Company or of any order, judgment or decree of any court or administrative agency.

As a result of receiving the requisite stockholder consents on the Exchange Offers on October 20, 2022 and completion of the Redemption, the aggregate cumulative undeclared dividends in arrears of approximately $20.3 million, or approximately $30.47 per outstanding share of Series B Preferred stock, were exchanged and are no longer considered in the earnings per share calculation.  However, as a result of the Company not being able to satisfy the new dividend payment on the 8.25% dividend on the Series D Preferred stock due to the aforementioned Cash Consideration Restrictions, the Company has approximately $52 thousand in cumulative dividends in arrears on the new Series D Preferred stock from the date of issuance through December 31, 2022.  Every quarter the cumulative undeclared dividends in arrears will accumulate by approximately $0.0021 per share of Series D Preferred stock, or approximately $72 thousand, increasing the new Series D Preferred stock liquidation preference. Cumulative preferred dividends, whether or not declared, are reflected in basic and diluted loss per share in accordance with FASB ASC 260-10-45-11, despite not being accrued for on the consolidated balance sheets.

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

	December 31, 2022				December 31, 2021
	Carrying	Estimated Fair Value			Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$25,864	$25,864	$—	$—	$29,555	$29,555	$—	$—
Restricted cash	4,140	4,140	—	—	5,657	5,657	—	—
Mortgage loans held-for-sale	13,052	—	13,052	—	308,477	—	308,477	—
Mortgage servicing rights	—	—	—	—	749	—	—	749
Derivative assets, lending, net (1)	52	—	47	5	3,111	—	—	3,111
Securitized mortgage collateral	—	—	—	—	1,639,251	—	—	1,639,251

Liabilities
Warehouse borrowings	$3,622	$—	$3,622	$—	$285,539	$—	$285,539	$—
Convertible notes	15,000	—	—	15,000	20,000	—	—	20,000
Long-term debt	27,753	—	—	27,753	46,536	—	—	46,536
Securitized mortgage borrowings	—	—	—	—	1,614,862	—	—	1,614,862
Derivative liabilities, lending, net (2)	—	—	—	—	55	—	55	—
(1)	Represents IRLCs and Hedging Instruments and are included in other assets in the accompanying consolidated balance sheets.
(2)	Represents Hedging Instruments and are included in other liabilities in the accompanying consolidated balance sheets.

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

For the consolidated non-recourse securitizations, the fair value of the financial liabilities of the consolidated non-recourse securitizations (securitized mortgage borrowings) was more observable than the fair value of the financial assets of the consolidated non-recourse securitizations (securitized mortgage collateral). In accordance with FASB ASU 2014-13, the financial liabilities of the consolidated non-recourse securitizations were the more observable input and measured at fair value and the financial assets were being measured in consolidation as: (1) the sum of the fair value of the securitized mortgage borrowings and the fair value of the beneficial interests retained by the Company less (2) the carrying value of any REO. The resulting amount was allocated to securitized mortgage collateral.

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

As a result of the lack of observable market data resulting from inactive markets, the Company has classified its securitized mortgage collateral and borrowings (prior to the sale in 2022), derivative assets (IRLCs) and long-term debt as Level 3 fair value measurements. Level 3 assets and liabilities measured at fair value on a recurring basis were approximately 0% and 62% and 83% and 84%, respectively, of total assets and total liabilities measured at estimated fair value at December 31, 2022 and 2021.

Recurring Fair Value Measurements

The Company assesses its financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by FASB ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the beginning of the reporting period. There were no material transfers into Level 3 classified instruments during the year ended December 31, 2022.

The following tables present the Company’s assets and liabilities that are measured at estimated fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option at December 31, 2022 and 2021, based on the fair value hierarchy:

	Recurring Fair Value Measurements
	December 31, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Mortgage loans held-for-sale	$—	$13,052	$—	$—	$308,477	$—
Derivative assets, lending, net (1)	—	47	5	—	—	3,111
Mortgage servicing rights	—	—	—	—	—	749
Securitized mortgage collateral	—	—	—	—	—	1,639,251
Total assets at fair value	$—	$13,099	$5	$—	$308,477	$1,643,111
Liabilities
Securitized mortgage borrowings	$—	$—	$—	$—	$—	$1,614,862
Long-term debt	—	—	27,753	—	—	46,536
Derivative liabilities, lending, net (2)	—	—	—	—	55	—
Total liabilities at fair value	$—	$—	$27,753	$—	$55	$1,661,398
(1)	At December 31, 2022, derivative assets, lending, net included $5 thousand in IRLCs and $47 thousand in Hedging Instruments included in other assets in the accompanying consolidated balance sheets. At December 31, 2021, derivative assets, lending, net included $3.1 million in IRLCs and is included in other assets in the accompanying consolidated balance sheets.
(2)	At December 31, 2022 and 2021, derivative liabilities, lending, net are included in other liabilities in the accompanying consolidated balance sheets.

The following tables present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2022 and 2021:

	Level 3 Recurring Fair Value Measurements
	For the Year Ended December 31, 2022

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, December 31, 2021	$1,639,251	$(1,614,862)	$749	$3,111	$(46,536)
Total gains (losses) included in earnings:
Interest income (1)	2,019	—	—	—	—
Interest expense (1)	—	(7,564)	—	—	(1,187)
Change in fair value	9,248	—	(70)	(3,106)	2,757
Change in instrument specific credit risk	—	—	—	—	17,213	(2)
Total gains (losses) included in earnings	11,267	(7,564)	(70)	(3,106)	18,783
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	46	—	—
Settlements	(1,650,518)	1,622,426	(725)	—	—
Fair value, December 31, 2022	$—	$—	$—	$5	$(27,753)
Unrealized gains (losses) still held (3)	$—	$—	$—	$5	$(34,247)
(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and liabilities. Net interest income, including cash received and paid, was $1.2 million for the year ended December 31, 2022. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive loss is primarily from contractual interest on the securitized mortgage collateral and borrowings.
(2)	Amount represents the change in instrument specific credit risk in other comprehensive loss in the consolidated statements of operations and comprehensive loss.
(3)	Represents the amount of unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held and reflected in the fair values at December 31, 2022.

	Level 3 Recurring Fair Value Measurements
	For the Year Ended December 31, 2021

				Interest
	Securitized	Securitized	Mortgage	rate lock	Long-
	mortgage	mortgage	servicing	commitments,	term
	collateral	borrowings	rights	net	debt
Fair value, December 31, 2020	$2,100,175	$(2,086,557)	$339	$7,275	$(44,413)
Total (losses) gains included in earnings:
Interest income (1)	(12,162)	—	—	—	—
Interest expense (1)	—	(37,090)	—	—	(1,499)
Change in fair value	151,759	(145,288)	(126)	(4,164)	2,098
Change in instrument specific credit risk	—	—	—	—	(2,722)	(2)
Total gains (losses) included in earnings	139,597	(182,378)	(126)	(4,164)	(2,123)
Transfers in and/or out of Level 3	—	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	536	—	—
Settlements	(600,521)	654,073	—	—	—
Fair value, December 31, 2021	$1,639,251	$(1,614,862)	$749	$3,111	$(46,536)
Unrealized (losses) gains still held (3)	$(104,299)	$2,318,296	$749	$3,111	$15,464
(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and liabilities. Net interest income, including cash received and paid, was $8.1 million for the year ended December 31, 2021. The difference between accretion of interest income and expense and the amounts of interest income and expense recognized in the consolidated statements of operations and comprehensive loss is primarily from contractual interest on the securitized mortgage collateral and borrowings.
(2)	Amount represents the change in instrument specific credit risk in other comprehensive loss in the consolidated statements of operations and comprehensive loss.
(3)	Represents the amount of unrealized (losses) gains relating to assets and liabilities classified as Level 3 that were still held and reflected in the fair values at December 31, 2021.

The following table presents quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and non-recurring basis at December 31, 2022 and 2021.

		December 31, 2022		December 31, 2021
	Unobservable	Range of	Weighted	Range of	Weighted
Financial Instrument	Input	Inputs	Average	Inputs	Average
Assets and liabilities backed by real estate
Securitized mortgage collateral, and	Prepayment rates	-%	-%	2.9 - 46.3%	10.7%
Securitized mortgage borrowings	Default rates	-%	-%	0.06 - 4.3%	1.7%
	Loss severities	-%	-%	0.01 - 97.6%	70.1%
	Discount rates	-%	-%	2.1 - 13.0%	3.6%
Other assets and liabilities
Mortgage servicing rights	Discount rates	-%	-%	12.5 - 15.0%	12.8%
	Prepayment rates	-%	-%	8.01 - 29.1%	10.3%
Derivative assets - IRLCs, net	Pull-through rates	70.0 - 78.0%	72.3%	50.0 - 98.0%	79.0%
Long-term debt	See (1) below	N/A %	N/A %	8.6%	8.6%
(1)	For the year ended December 31, 2022, the company used the expected cash flow valuation methodology and the unobservable input was the expected proceeds. For the year ended December 31, 2021, the Company used a discounted cash flow model and the unobservable input was the discount rate.

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

The following tables present the changes in recurring fair value measurements included in net losses for the years ended December 31, 2022 and 2021:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	For the Year Ended December 31, 2022
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Income	(Loss) Gain on Sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$2,019	$—	$9,248		$—	$—	$—	$11,267
Securitized mortgage borrowings	—	(7,564)	—		—	—	—	(7,564)
Long-term debt	—	(1,187)	—		2,757	—	—	1,570
Mortgage servicing rights (2)	—	—	—		—	(70)	—	(70)
Mortgage loans held-for-sale	—	—	—		—	—	(8,802)	(8,802)
Derivative assets — IRLCs	—	—	—		—	—	(3,106)	(3,106)
Derivative liabilities — Hedging Instruments	—	—	—		—	—	103	103
Total	$2,019	$(8,751)	$9,248	(3)	$2,757	$(70)	$(11,805)	$(6,602)
(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in gain on mortgage servicing rights, net in the consolidated statements of operations and comprehensive loss.
(3)	For the year ended December 31, 2022, change in the fair value of trust assets, excluding REO was $9.2 million.

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	For the Year Ended December 31, 2021
			Change in Fair Value of
	Interest	Interest	Net Trust		Long-term	Other Income	(Loss) Gain on Sale
	Income (1)	Expense (1)	Assets		Debt	and Expense	of Loans, net	Total
Securitized mortgage collateral	$(12,162)	$—	151,759		$—	$—	$—	$139,597
Securitized mortgage borrowings	—	(37,090)	(145,288)		—	—	—	(182,378)
Long-term debt	—	(1,499)	—		2,098	—	—	599
Mortgage servicing rights (2)	—	—	—		—	(126)	—	(126)
Mortgage loans held-for-sale	—	—	—		—	—	3,395	3,395
Derivative assets — IRLCs	—	—	—		—	—	(4,164)	(4,164)
Derivative liabilities — Hedging Instruments	—	—	—		—	—	88	88
Total	$(12,162)	$(38,589)	$6,471	(3)	$2,098	$(126)	$(681)	$(42,989)
(1)	Amounts primarily represent accretion to recognize interest income and interest expense using effective yields based on estimated fair values for trust assets and trust liabilities.
(2)	Included in gain on mortgage servicing rights, net in the consolidated statements of operations and comprehensive loss.
(3)	For the year ended December 31, 2021, change in the fair value of trust assets, excluding REO was $6.5 million.

The following is a description of the measurement techniques for items recorded at estimated fair value on a recurring basis.

Mortgage servicing rights—The Company elected to carry its mortgage servicing rights arising from its mortgage loan origination operation at fair value. The fair value of mortgage servicing rights is based upon a discounted cash flow model. The valuation model incorporates assumptions that market participants would use in estimating the fair value of servicing. These assumptions include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. As discussed in Note 3.— Mortgage Servicing Rights, the Company sold its government insured MSRs for approximately $725 thousand in December 31, 2022.  Mortgage servicing rights were considered a Level 3 measurement at December 31, 2021.

Mortgage loans held-for-sale—The Company elected to carry its mortgage LHFS originated or acquired from its mortgage lending operation at fair value. Fair value is based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. Given the meaningful level of secondary market activity for mortgage loans, active pricing is available for similar assets and accordingly, the Company classifies its mortgage LHFS as a Level 2 measurement at December 31, 2022 and 2021.

Securitized mortgage collateral—The Company carried its securitized mortgage collateral at fair value. These assets consist primarily of non-conforming mortgage loans securitized between 2002 and 2007. Fair value measurements were based on the Company’s internal models used to compute the net present value of future expected cash flows, with observable market participant assumptions, where available. The Company’s assumptions included its expectations of inputs that other market participants would use in pricing these assets. These assumptions included judgments about the underlying collateral, prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As discussed in Note 6.— Securitized Mortgage Trusts, in March 2022, the Company sold certain certificates, and assigned certain optional termination and loan purchase rights associated with the consolidated securitization trusts for $37.5 million and deconsolidated the securitized mortgage trust assets and liabilities, recording a $9.2 million fair value increase, net of $277 thousand in transaction costs related to the transfer. Securitized mortgage collateral was considered a Level 3 measurement at December 31, 2021.

Securitized mortgage borrowings—The Company carried its securitized mortgage borrowings at fair value. These borrowings consisted of individual tranches of bonds issued by securitization trusts and are primarily backed by non-conforming mortgage loans. Fair value measurements included the Company’s judgments about the underlying collateral and assumptions such as prepayment speeds, estimated future credit losses, forward interest rates, investor yield requirements and certain other factors. As discussed in Note 6.— Securitized Mortgage Trusts, in March 2022, the Company sold certain certificates, and assigned certain optional termination and loan purchase rights associated with the consolidated securitization trusts for $37.5 million and deconsolidated the securitized mortgage trust assets and liabilities, recording a $9.2 million fair value increase, net of $277 thousand in transaction costs related to the transfer. Securitized mortgage borrowings were considered a Level 3 measurement at December 31, 2021.

Long-term debt—The Company elected to carry its remaining long-term debt (consisting of junior subordinated notes) at fair value. These securities are measured based upon an analysis prepared by management, which considers the Company’s own credit risk, including settlements with trust preferred debt holders, if any, and a cash flow analysis.  In 2022, the Company used an expected cash flow valuation methodology to estimate the cash flows based on the expected proceeds that the asset would receive. In 2021, the Company used a discounted cash flow analysis. As of December 31, 2022, long-term debt had an unpaid principal balance of $62.0 million compared to an estimated fair value of $27.8 million. The aggregate unpaid principal balance exceeds the fair value by $34.2 million at December 31, 2022. The long-term debt is considered a Level 3 measurement at December 31, 2022 and 2021.

Derivative assets and liabilities, Lending— Derivative assets and liabilities are carried at fair value and are accounted for as free standing derivatives. All derivative financial instruments are recognized on the consolidated balance sheets at fair value with changes in the fair values being reported in current period earnings.  The derivatives include IRLCs with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. The derivatives also include Hedging Instruments used to hedge the fair value changes associated with changes in interest rates relating to its mortgage lending originations. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value of IRLCs are based on underlying loan types with similar characteristics using the TBA MBS market, which is actively quoted and validated through external sources. The data inputs used in this valuation include, but are not limited to, loan type, underlying loan amount, note rate, loan program and expected sale date of the loan, adjusted for current market conditions. These valuations are adjusted at the loan level to consider the servicing release premium and loan pricing adjustments specific to each loan. For all IRLCs, the base value is then adjusted for the anticipated Pull-through Rate. The anticipated Pull-through Rate is an unobservable input based on historical experience, which results in classification of IRLCs as a Level 3 measurement at December 31, 2022 and 2021.  The fair value of the TBA MBS and forward delivery commitments is based on the actively quoted TBA MBS market using observable inputs related to characteristics of the underlying MBS stratified by product, coupon and settlement date. Therefore, the TBA MBS and forward delivery commitment, if any, are classified as a Level 2 measurement at December 31, 2022 and 2021.  The Company also utilizes interest rate swap futures to hedge interest rate risk. These instruments are actively traded in a liquid market and classified as Level 2 measurement at December 31, 2022.  The Company did not enter into any interest rate swap futures as of December 31, 2021.

Nonrecurring Fair Value Measurements

The Company is required to measure certain assets and liabilities at estimated fair value from time to time. These fair value measurements typically result from the application of specific accounting pronouncements under GAAP. The fair value measurements are considered nonrecurring fair value measurements under FASB ASC 820-10.

The following table presents financial and non-financial assets and liabilities measured using nonrecurring fair value measurements at December 31, 2022 and 2021, respectively:

	Nonrecurring Fair Value Measurements
	December 31, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
REO (1)	$—	$—	$—	$—	$3,479	$—
ROU asset	—	—	1,248	—	—	10,209
(1)	Balance represents REO at December 31, 2021 which has been impaired subsequent to foreclosure.

The following table presents total gains on financial and non-financial assets and liabilities measured using nonrecurring fair value measurements for the years ended December 31, 2022 and 2021, respectively:

	Total Gains (Losses) (1)
	For the Year Ended December 31,
	2022	2021
REO (2)	$—	$111
ROU asset impairment	(123)	—

(1)	Total gains reflect gains from all nonrecurring measurements during the year.
(2)	For the years ended December 31, 2022 and 2021, the Company recorded none and $111 thousand, respectively, of gains related to changes in the NRV of REO. Gains represent recovery of the NRV attributable to an improvement in state specific loss severities on properties held during the period which resulted in an increase to NRV.

Real estate owned—REO consists of residential real estate acquired in satisfaction of loans. Upon foreclosure, REO is adjusted to the estimated fair value of the residential real estate less estimated selling and holding costs, offset by expected contractual mortgage insurance proceeds to be received, if any. Subsequently, REO is recorded at the lower of carrying value or estimated fair value less costs to sell. REO balance representing REOs which have been impaired subsequent to foreclosure are subject to nonrecurring fair value measurement and included in the nonrecurring fair value measurements tables. Fair values of REO are generally based on observable market inputs, and considered Level 2 measurements at December 31, 2021.

ROU asset impairment—The Company performs reviews of its ROU assets for impairment when evidence exists that the carrying value of an asset may not be recoverable. During the first quarter of 2022, the Company recorded a $123 thousand ROU asset impairment charge related to the sublease of approximately 1,900 square feet of a floor within the Company’s corporate office, reducing the carrying value of the lease asset to its estimated fair value. The impairment charge is included in general, administrative and other expense in the consolidated statements of operations and comprehensive loss.  ROU asset was considered a Level 3 fair value measurement at December 31, 2022 and December 31, 2021.

Note 10.—Reconciliation of Loss Per Common Share

The following table presents the computation of basic and diluted loss per common share, including the dilutive effect of stock options, restricted stock awards (RSAs), restricted stock units (RSUs), deferred stock units (DSUs), Notes and cumulative redeemable preferred stock outstanding for the periods indicated, when dilutive:

	For the Year Ended
	December 31,
	2022	2021
Numerator for basic loss per share:
Net loss	$(39,432)	$(3,878)
Less: cumulative non-declared dividends on preferred stock (1)	(52)	(780)
Net loss attributable to common stockholders	$(39,484)	$(4,658)

Numerator for diluted loss per share:
Net loss	$(39,484)	$(4,658)
Interest expense attributable to convertible notes (2)	—	—
Net loss plus interest expense attributable to convertible notes	$(39,484)	$(4,658)

Denominator for basic loss per share (3):
Basic weighted average common shares outstanding during the period	23,918	21,332

Denominator for diluted loss per share (3):
Basic weighted average common shares outstanding during the period	23,918	21,332
Net effect of dilutive convertible notes and warrants (2)	—	—
Net effect of dilutive stock options, DSU’s, RSA's and RSU's (2)	—	—
Diluted weighted average common shares	23,918	21,332
Net loss per common share:
Basic	$(1.65)	$(0.22)
Diluted	$(1.65)	$(0.22)
(1)	Cumulative non-declared dividends in arrears related to the Series B Preferred stock are included in 2021 and excluded in 2022 as a result of the aforementioned Exchange Offers. Cumulative non-declared dividends in arrears related to the Series D Preferred stock are included in 2022 as a result of the Company not being able to satisfy the Cash Consideration Restrictions of the new preferred stock. (See Note 8.– Redeemable Preferred Stock and Note 13.– Commitments and Contingincies).
(2)	Adjustments to diluted loss per share for the years ended December 31, 2022 and 2021, were excluded from the calculation, as they were anti-dilutive.

(3)	Share amounts presented in thousands.

The anti-dilutive stock options, RSAs, RSUs and DSUs outstanding for the years ending December 31, 2022 and 2021 were 772 thousand and 1.0 million shares in the aggregate, respectively.  For the years ended December 2022 and 2021, there were 698 thousand and 930 thousand shares attributable to the Notes that were anti-dilutive.  Additionally, for the years ended December 2022 and 2021, there were 2.3 million and 202 thousand warrants that were anti-dilutive.

Common and preferred dividends are included in the reconciliation of earnings (loss) per share beginning July 15, 2021, which was the date the Maryland Court of Appeals affirmed the decision in granting summary judgment in favor of the plaintiffs on the Series B Preferred stock voting rights.  As a result of receiving the requisite stockholder consents on the Exchange Offers on October 20, 2022 and completion of the redemption, the aggregate cumulative undeclared dividends in arrears of approximately $20.3 million, or approximately $30.47 per outstanding share of Series B Preferred stock, were exchanged and are no longer considered in the earnings per share calculation.  However, as a result of the Company not being able to satisfy the new dividend payment on the 8.25% dividend on the Series D Preferred stock as a result of the aforementioned Cash Consideration Restrictions, the Company has approximately $52 thousand in cumulative dividends in arrears on the new Series D Preferred stock from the date of issuance through December 31, 2022.  Every quarter the cumulative undeclared dividends in arrears will accumulate by approximately $0.0021 per Series D Preferred share, or approximately $72 thousand, increasing the new Series D Preferred stock liquidation preference.

Note 11.—Income Taxes

The Company is subject to federal income taxes as a regular (Subchapter C) corporation and files a consolidated U.S. federal income tax return.

Income taxes for the years ended December 31, 2022 and 2021 were as follows:

	For the Year Ended December 31,
	2022	2021
Current income taxes:
Federal	$—	$—
State	38	71
Total current income tax expense	38	71
Deferred income taxes:
Federal	—	—
State	—	—
Total deferred income tax expense	—	—
Total income tax expense	$38	$71

The Company recorded income tax expense of $38 thousand and $71 thousand for the years ended December 31, 2022 and 2021, respectively. The income tax expense for the year ended December 31, 2022 and 2021, was primarily the result of state minimum taxes and franchise taxes.

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

The Company's deferred tax assets are primarily the result of net operating losses and basis differences on mortgage securities and goodwill. The Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2022 as it is more likely than not that the deferred tax assets will not be realized. The valuation allowance is based on management's assessment that it is more likely than not that certain deferred tax assets, primarily net operating loss carryforwards, may not be realized in the foreseeable future due to objective negative evidence.

Deferred tax assets are comprised of the following temporary differences between the financial statement carrying value and the tax basis of assets:

	For the Year Ended December 31,
	2022	2021
Deferred tax assets:
Federal and state net operating losses	$248,559	$178,194
Mortgage securities	—	55,283
Depreciation and amortization	21,655	24,355
Capital loss carryover	172	172
Compensation and other accruals	1,563	3,058
Repurchase reserve	1,839	1,493
Total gross deferred tax assets	273,788	262,555
Deferred tax liabilities:
Fair value adjustments on long-term debt	(9,516)	(3,980)
Mortgage servicing rights	—	(236)
Corporate-owned life insurance	(1,272)	(1,017)
Total gross deferred tax liabilities	(10,788)	(5,233)
Valuation allowance	(263,000)	(257,322)
Total net deferred tax assets	$—	$—

The following is a reconciliation of income taxes to the expected statutory federal corporate income tax rates for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,
	2022	2021
Expected income tax expense	$(8,273)	$(799)
State tax expense, net of federal benefit	30	56
State rate change	345	(640)
Change in valuation allowance	7,532	1,218
Corporate-owned life insurance interest and premiums	121	96
Other	283	140
Total income tax expense	$38	$71

At December 31, 2022, the Company had accumulated other comprehensive earnings of $39.3 million, which was net of tax of $11.3 million.

As of December 31, 2022, the Company had estimated NOL carryforwards of approximately $850.1 million. Federal NOL carryforwards begin to expire in 2027.  Included in the estimated NOL carryforward is $292.5 million of NOLs with an indefinite carryover period.  As of December 31, 2022, the Company had estimated California NOL carryforwards of approximately $624.8 million, which begin to expire in 2028.  The Company may not be able to realize the maximum benefit due to the nature and tax entities that hold the NOL.

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

The Company files numerous tax returns in various jurisdictions. While the Company is subject to examination by various taxing authorities, the Company believes there are no unresolved issues or claims likely to be material to its financial position. The Company classifies interest and penalties on taxes as provision for income taxes. As of December 31, 2022 and 2021, the Company has no material uncertain tax positions.    The Company has state alternative minimum tax (AMT) credits in the amount of $404 thousand as of December 31, 2022.

Note 12.—Segment Reporting

The Company has three primary reporting segments which include mortgage lending, real estate services and long-term mortgage portfolio. Unallocated corporate and other administrative costs, including the costs associated with being a public company, are presented in corporate and other.

The following table presents selected balance sheet data by reporting segment as of the dates indicated:

Balance Sheet Items as of	Mortgage	Real Estate	Long-term	Corporate
December 31, 2022:	Lending	Services	Portfolio	and other	Consolidated
Cash and cash equivalents	$24,923	$500	$—	441	$25,864
Restricted cash	4,140	—	—	—	4,140
Mortgage loans held-for-sale	13,052	—	—	—	13,052
Mortgage servicing rights	—	—	—	—	—
Other assets (1)	1,586	2	77	15,610	17,275
Total assets	$43,701	$502	$77	$16,051	$60,331
Total liabilities	$10,866	$—	$28,180	$32,888	$71,934

Balance Sheet Items as of	Mortgage	Real Estate	Long-term	Corporate
December 31, 2021:	Lending	Services	Portfolio	and other	Consolidated
Cash and cash equivalents	$26,239	$500	$—	$2,816	$29,555
Restricted cash	5,657	—	—	—	5,657
Mortgage loans held-for-sale	308,477	—	—	—	308,477
Mortgage servicing rights	749	—	—	—	749
Trust assets	—	—	1,642,730	—	1,642,730
Other assets (1)	10,051	2	141	25,409	35,603
Total assets	$351,173	$502	$1,642,871	$28,225	$2,022,771
Total liabilities	$298,726	$—	$1,661,729	$52,380	$2,012,835
(1)	All segment asset balances exclude intercompany balances.

The following table presents selected statement of operations information by reporting segment for the years ended December 31, 2022 and 2021:

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Year Ended December 31, 2022:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$6,317	$—	$—	$—	$6,317
Servicing income, net	63	—	—	—	63
Gain on mortgage servicing rights, net	194	—	—	—	194
Broker fee income	50	—	—	—	50
Real estate services fees, net	—	1,081	—	—	1,081
Other revenue	9	—	24	857	890
Other operating expense	(34,025)	(1,373)	(262)	(20,465)	(56,125)
Other income (expense)	1,368	—	8,511	(1,743)	8,136
Net (loss) earnings before income tax expense	$(26,024)	$(292)	$8,273	$(21,351)	(39,394)
Income tax expense					38
Net loss					$(39,432)

Statement of Operations Items for the	Mortgage	Real Estate	Long-term	Corporate
Year Ended December 31, 2021:	Lending	Services	Portfolio	and other	Consolidated
Gain on sale of loans, net	$65,294	$—	$—	$—	$65,294
Servicing expense, net	(432)	—	—	—	(432)
Gain on mortgage servicing rights, net	34	—	—	—	34
Real estate services fees, net	—	1,144	—	—	1,144
Other revenue	24	—	110	145	279
Other operating expense	(62,605)	(1,409)	(778)	(16,412)	(81,204)
Other income (expense)	98	—	12,840	(1,860)	11,078
Net earnings (loss) before income tax expense	$2,413	$(265)	$12,172	$(18,127)	$(3,807)
Income tax expense					71
Net loss					$(3,878)

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

On December 7, 2011, a purported class action was filed in the Circuit Court of Baltimore City (Circuit Court) entitled Timm, et al v. Impac Mortgage Holdings, Inc., et al. (Maryland Action) on behalf of holders of the Company’s 9.375% Series B Cumulative Redeemable Preferred Stock (Series B Preferred) and 9.125% Series C Cumulative Redeemable Preferred Stock (Series C Preferred) who did not tender their stock in connection with the Company’s 2009 Offer to Purchase and Consent Solicitation (2009 Offer), including that the Company failed to achieve the requisite number of votes to amend the 2004 Series B Articles Supplementary, that the consents of the holders of Series B Preferred stock and Series C Preferred stock to amend the 2004 Series B Articles Supplementary and 2004 Series C Articles Supplementary (together, the 2004 Articles Supplementary) were not effective, and that the Company’s Board of Directors breached their fiduciary duties by recommending and approving the 2009 Offer.

The Maryland Action sought a judicial declaration that the Article Amendments related to the 2009 Offer (the 2009 Article Amendments) were ineffective, reinstatement of cumulative dividends on the Series B Preferred stock and Series C Preferred stock, payment of additional dividends that would have been required if the 2004 Articles Supplementary had remained in effect after June 29, 2009 (due to the Company’s purchase of certain Preferred Stock before year end 2009), the election of two directors by the holders of Series B Preferred stock and Series C Preferred stock, punitive damages and legal expenses.

In 2013, the Company and the individual defendants in the Maryland Action prevailed on a motion to dismiss all claims, except the claim that the Company had failed to receive the requisite number of votes to amend the 2004 Series B Articles Supplementary and related remedies. All claims made on behalf of the holders of Series C Preferred stock and all claims against individual defendants were dismissed. The case proceeded to discovery and cross-motions for summary judgment on the remaining primary dispute as to whether the 2004 Series B Articles Supplementary required the approval of the holders of two-thirds (2/3rds) of the Series B Preferred, voting as a separate class, in order to make the 2009 Article Amendments to the 2004 Series B Articles Supplementary, which was the plaintiff’s position, or required the approval of the holders of two-thirds (2/3rds) of the Series C Preferred and Series C Preferred, voting together as a single class, which was the Company’s position.

The Circuit Court entered a Judgment Order (Judgment Order) on July 16, 2018 (amended on July 24, 2018), whereby it entered a partial final judgment: (1) in favor of the Company and all other defendants on all claims on behalf of the holders of Series C Preferred and all claims against all individual defendants, thereby affirming the validity of the 2009 Article Amendments to the 2004 Series C Articles Supplementary; (2) declaring its interpretation of the voting provision language in the 2004 Series B Articles Supplementary to mean that consent of the holders of two-thirds (2/3rds) of the Series B Preferred stock, voting as a separate class, was required to approve and amend the 2009 Article Amendments to the 2004 Series B Articles Supplementary, which was not obtained, thus rendering the amendments invalid and leaving the 2004 Series B Articles Supplementary continuously in effect; (3) ordering the Company to hold a special election within sixty (60) days for the holders of Series B Preferred stock to elect two directors to the Board of Directors pursuant to the 2004 Series B Articles Supplementary (who would remain on the Board until all accumulated dividends on the Series B Preferred stock have been paid or set aside for payment); and (4) declaring that the Company is required to pay three quarters of dividends on the Series B Preferred stock under the 2004 Series B Articles Supplementary (approximately $1.2 million), but did not order the Company to make any payment at that time (the 2009 Dividend Amount), however the amount was accrued by the Company.  The Circuit Court declined to certify any class pending the outcome of appeals and certified its partial Judgment Order for immediate appeal.

The Company appealed from the Judgment Order and one co-Plaintiff cross-appealed to the Court of Special Appeals (CSA).  After briefing and argument, the CSA issued an opinion on April 1, 2020, affirming the Circuit Court’s judgments. Specifically, the CSA affirmed judgment in favor of the Company and other defendants on all claims involving Series C Preferred stock and affirmed judgment in favor of plaintiffs on the Series B Preferred voting rights interpretation, finding that the voting rights language in the 2004 Series B Articles Supplementary required consent of the holders of two-thirds (2/3rds) of the Series B Preferred stock, voting as a separate class, to amend the 2004 Series B Articles Supplementary in 2009.

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

On remand, the Circuit Court directed the parties to submit briefs on any outstanding issues. The two co-Plaintiffs filed motions taking differing positions regarding certification of a Series B Preferred stock (the Class), appointment of a Class representative and Class counsel, notice to the Class regarding payment of the 2009 Dividend Amount and any award of attorney’s fees to Plaintiffs’ counsel from future dividends. After a hearing on February 18, 2022, the Circuit Court took all such matters under submission.

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

The Circuit Court held a further conference on July 27, 2022, during which the parties discussed proposed revisions to the Class definition to include all Series B Preferred stockholders through the date of finality of final orders to be issued in the case, the method for the establishing a record date for the Company’s satisfaction of its obligations to distribute the adjudicated amount of the 2009 Dividend Amount, the final hearing date and other matters. On August 8, 2022, the Circuit Court issued an Amended Class Certification Order, which amends the definition of the class to include all Series B Preferred stockholders through the date of finality of final orders to be issued in the case, directs the Company to establish a record date of August 15, 2022 for distribution of the 2009 Dividend Amount and to pay that amount into the registry of the Circuit Court no later than August 19, 2022, to be held pending final resolution of all issues and final determination by the Court of the appropriate distribution of those funds. The Company deposited the funds on August 18, 2022. The Amended Class Certification Order states that the Company shall have no further right or obligation with respect to the funds deposited in the registry, except as necessary to effectual the final determination of the Court. The Company can take no action with respect to the 2009 Dividend Amount until the Circuit Court makes further orders.

On August 12, 2022, Class Representative Camac and Lead Class Counsel filed an application for an award of attorney’s fees, expenses and an incentive award, and plaintiff Timm filed an application for an award of incentive award and expenses, in each case to be paid from benefits that members of the Series B Preferred class receive as a result of the Maryland Action, including but not limited to a portion of the 2009 Dividend Amount on deposit in the registry of the Circuit Court, and future dividends or, if the Exchange Offer (as described elsewhere in this document) closes, cash or stock to be received by Series B Preferred stockholders pursuant to the Exchange Offer and subsequent redemption. On August 25, 2022, the Circuit Court issued a further Order directing Impac to segregate cash funds and/or stock that otherwise would be paid to the Series B Preferred stockholders in the Exchange Offer and subsequent redemption within five (5) business days after closing of the Exchange Offer, either by depositing cash to Court’s registry or by transferring stock to the custody of a third party custodian or escrow holder (Stock Escrow), as the case may be. The August 25, 2022 Order provides that upon such deposit or transfer, the Company shall have no further right or obligation with respect to the disposition of such cash or stock, except to pay the costs associated with such deposit or escrow and subsequent distributions as may be ordered by the Court in its final determination following the December 5, 2022 final class hearing in the Maryland Action.  The Exchange Offer was approved and closed with respect to tendered shares on October 26, 2022, and the Company deposited the required stock with a third party pursuant to the August 25, 2022 Order.

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

No objections were made by any member of the Class to the proposed final injunctive relief.  Both plaintiffs filed objections to each other’s respective applications for awards of attorney’s fees, expenses and incentives.  On December 5, 2022, the Circuit Court held a final hearing on all outstanding matters identified in the notice. No Class Member other than named Plaintiffs appeared at the hearing.  On December 16, 2022, the Circuit issued its Final Judgment Order directing, among other things, that Impac pay the 2009 Dividend Amount to members of the Plaintiff Class who held Series B Preferred stock as of August 15, 2022 no earlier than the 45th day or later than the 60th after entry of the Final Judgment Order by the Clerk, which was entered on December 19, 2022. The Final Judgment Order also granted Plaintiff Camac’s Motion for Attorney’s Fees, Litigation Costs, and Incentive Payment, granted in part and denied in part Plaintiff Timm’s Petition for Incentive Award and Payment of Costs and Expenses, and included implementing orders. No appeal was filed.  In February 2023, pursuant to the Final Judgement Order, (i) the 2009 Dividend Amount was distributed to certain former Series B Preferred stockholders, with a portion going to pay attorney’s fees, litigation costs and incentive payments and (ii) the Common Stock and Series D Preferred Stock that was held in escrow was distributed to certain former Series B Preferred stockholders, with a portion of the Series D Preferred Stock going to pay attorney’s fees to Class Counsel.

McNair v Impac Mortgage Corp.

On September 18, 2018, a purported class action was filed in the Superior Court of California, Orange County, entitled McNair v. Impac Mortgage Corp. dba CashCall Mortgage. The plaintiff contends the defendant did not pay the plaintiff and purported class members overtime compensation, provide required meal and rest breaks, or provide accurate wage statements. The action seeks damages, restitution, penalties, interest, attorney’s fees, and all other appropriate injunctive, declaratory, and equitable relief. On March 8, 2019, a First Amended Complaint was filed, which added a claim alleging PAGA violations. On March 12, 2019, the parties filed a stipulation with the court stating (1) the plaintiff’s individual claims should be arbitrated pursuant to the parties’ arbitration agreement, (2) the class claims should be struck from the First Amended Complaint, and (3) the plaintiff will proceed solely with regard to her PAGA claims. This case was consolidated with the Batres v. Impac Mortgage Corp. dba CashCall Mortgage case discussed below with a rescheduled trial date of  January 18, 2022.  On October 28, 2021, the Company entered into a settlement agreement, which was amended and restated on February 17, 2022.  On March 14, 2022, the court issued an order granting preliminary approval of the settlement. On October 4, 2022, the court issued an order, subsequently revised on October 19, 2022, granting final approval of the class action settlement and entering judgment, which was previously accrued for in the third quarter of 2021. On October 26, 2022, the Company deposited the required settlement amount with the third party administrator pursuant to the October 28, 2021 settlement agreement as amended and restated on February 17, 2022.

Batres v. Impac Mortgage Corp.

On December 27, 2018, a purported class action was filed in the Superior Court of California, Orange County, entitled Batres v. Impac Mortgage Corp. dba CashCall Mortgage. The plaintiff contends the defendant did not pay the plaintiff and purported class members overtime compensation, provide required meal and rest breaks, or provide accurate wage statements. The action seeks damages, restitution, penalties, interest, attorney’s fees, and all other appropriate injunctive, declaratory, and equitable relief.  On March 14, 2019, the plaintiff filed an amended complaint alleging only PAGA violations and seeking penalties, attorneys’ fees, and such other appropriate relief.  This case was consolidated with the McNair v. Impac Mortgage Corp. dba CashCall Mortgage discussed above with a rescheduled trial date of January 18, 2022.  On October 28, 2021, the Company entered into a settlement agreement, which was amended and restated on February 17, 2022.   On March 14, 2022, the court issued an order granting preliminary approval of the settlement.  On October 4, 2022, the court issued an order, subsequently revised on October 19, 2022, granting final approval of the class action settlement and entering judgment, which was previously accrued for in the third quarter of 2021.  On October 26, 2022, the Company deposited the required settlement amount with the third party administrator pursuant to the October 28, 2021 settlement agreement as amended and restated on February 17, 2022.

UBS Americas Inc., et al. v. Impac Funding Corporation et al.

On December 17, 2021, a summons with notice was filed in the Supreme Court of the State of New York, County of New York (NY Court), initiating a lawsuit entitled UBS Americas Inc., et al. v. Impac Funding Corporation et al.  The plaintiffs contend that the defendants are required to indemnify payments that plaintiffs made to resolve claims asserted by the Federal Home Loan Bank of San Francisco and HSH Nordbank AG related to certain residential mortgage-backed securities (RMBS).  Plaintiffs contend that the RMBS included loans that the defendants allegedly sold to certain UBS entities in breach of contractual representations and warranties.  Plaintiffs further contend that they settled the cases for which plaintiffs are demanding indemnification in December 2015 and March 2016. On April 18, 2022, the Company accepted service of the summons with notice on behalf of Impac Funding Corp. and Impac Mortgage Holdings, Inc.  On June 2, 2022, a complaint was filed with the NY Court related to the summons with notice, however Impac Mortgage Holdings, Inc. was no longer listed as a defendant in the matter.  On July 25, 2022, Impac Funding Corporation filed a motion to dismiss the complaint.  All parties submitted their briefs and oral arguments on the motion to dismiss were held on March 6, 2023. There is no set timeframe for the court to issue its ruling. The Company believes the claims are without merit and intends to defend itself vigorously.

CrossCountry Mortgage, LLC v Impac Mortgage Holdings, Inc. and Impac Mortgage Corp.

On August 4, 2022, a complaint was filed in the United States District Court for the Northern District of Ohio – Eastern Division by CrossCountry Mortgage, LLC (Plaintiff) against the Company and IMC. The Plaintiff alleges infringement of Plaintiff’s federally-registered trademark, unfair competition and false designation of origin and for substantial and related claims of deceptive trade practice under the statutory and common laws of the State of Ohio. Plaintiff is seeking injunctive and monetary relief.  The Company and IMC were served with the complaint on August 8, 2022, and filed an answer on September 29, 2022.  Discovery is currently ongoing between the parties.  The Company and IMC believe the claims are without merit and the Company intends to defend itself vigorously.

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

Lease Commitments

The following table presents the operating and finance lease balances within the consolidated balance sheets, weighted average remaining lease term, and weighted average discount rates related to the Company’s leases as of December 31, 2022:

		December 31,
Lease Assets and Liabilities	Classification	2022
Assets
Lease ROU assets	Other assets	$ 1,248

Liabilities
Lease liabilities	Other liabilities	$ 51

Weighted average remaining lease term (in years)		0.8
Weighted average discount rate		3.6%

The following table presents the maturities of the Company’s operating and finance lease liabilities as of December 31, 2022:

Year 2023	$55
Year 2024	—
Year 2025	—
Year 2026	—
Year 2027	—
Total lease commitments	$55
Less: imputed interest	(4)
Total lease liability	$51

During the years ended December 31, 2022 and 2021, cash paid for operating leases was $5.2 million and $4.6 million, respectively.  Total operating lease expense for the years ended December 31, 2022 and 2021 was $5.1 million and $4.0 million, respectively.  Operating lease expense includes short-term leases and sublease income, both of which are immaterial.

In December 2022, the Company recorded an additional $970 thousand in occupancy expense related to the modification and early termination of the Company’s corporate office.  On December 15, 2022, IFC, a wholly-owned subsidiary of IMH, and Jacaranda Holdings, LLC (the Landlord), entered into a Lease Termination Agreement (the Termination Agreement) relating to the lease (the Lease) for the Company’s primary executive, administrative and operations offices located at 19500 Jamboree Road, Irvine, California (the Premises). The Lease, as amended, was originally entered into in March 2005, and the Premises currently consists of approximately 120,000 square feet.

Pursuant to the Termination Agreement, IFC and Landlord agreed to terminate the Lease on January 31, 2023, in lieu of the Lease’s original expiration date of September 30, 2024. In accordance with the terms of the Termination Agreement, on December 16, 2022, IFC paid to the Landlord the termination consideration of $3.0 million, among other required action items. As a result of the Termination Agreement, the Company accounted for the termination as a lease modification, recording an additional $970 thousand of occupancy expense in December 2022 related to the modification, with an additional $1.2 million in occupancy expense occurring in January 2023, when the premises were vacated.

During the year ended December 31, 2022, the Company recorded $123 thousand in ROU asset impairment charges related to the sublease of approximately 1,900 square feet of a floor within the Company’s previous corporate office, reducing the carrying value of the lease asset to its estimated fair value. The impairment charges recorded in 2022 are included in general, administrative and other expense in the accompanying consolidated statements of operations and comprehensive loss.

In January 2023, the Company entered into a new sublease agreement for approximately 18,900 per square foot of executive, administrative and operations workspace in Newport Beach, California. The term of the new lease term is through July 31, 2025 with an average rent of $1.35 per square foot over the term of the lease, which including CAM charges willtotal approximately $800 thousand.

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

The Company regularly evaluates the adequacy of repurchase reserves based on trends in repurchase and indemnification requests, actual loss experience, settlement negotiation, estimated future loss exposure and other relevant factors including economic conditions. The Company sold $979 million and $2.8 billion of loans for the years ended December 31, 2022 and 2021, respectively, which are subject to repurchase representations and warranties. The Company believes its reserve balances as of December 31, 2022 are sufficient to cover loss exposure associated with repurchase contingencies.

The following table summarizes the repurchase reserve activity (included in other liabilities in the accompanying consolidated balance sheets) related to previously sold loans for the years ended December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Beginning balance	$4,744	$7,054
Provision for repurchases (1)	2,417	111
Settlements	(1,286)	(2,421)
Total repurchase reserve	$5,875	$4,744
(1)	The provision for repurchases is included in gain on sale of loans, net in the accompanying consolidated statements of operations and comprehensive loss.

Corporate-owned Life Insurance Trusts

During the first quarter of 2020, there was a triggering event that caused the Company to reevaluate the consolidation of certain corporate-owned life insurance trusts. As a result, the Company has consolidated life insurance trusts for three former executive officers.  The corporate-owned life insurance contracts are recorded at cash surrender value, which is provided by a third party and held within trusts. At December 31, 2022 and 2021, the cash surrender value of the policies was $11.6 million and $10.8 million, respectively, and were recorded within other assets on the consolidated balance sheets. At December 31, 2022 and 2021, the liability associated with the corporate-owned life insurance trusts was $13.6 million and $13.0 million, respectively, and was recorded within other liabilities on the consolidated balance sheets.

	At December 31, 2022
Corporate-owned life insurance trusts:	Trust #1	Trust #2	Trust #3	Total
Corporate-owned life insurance cash surrender value	$5,314	$4,125	$2,180	$11,619
Corporate-owned life insurance liability	6,280	4,923	2,398	13,601
Corporate-owned life insurance shortfall (1)	$(966)	$(798)	$(218)	$(1,982)
(1)	$1.3 million of the total shortfall was recorded as a change in retained deficit at the time of the consolidation of the trusts in 2020. The additional shortfall was recorded in the accompanying consolidated statements of operations and comprehensive loss.

Concentration of Risk

The Company sells mortgage loans to various third-party investors. The largest five investors accounted for 75% of the Company’s loan sales for the year ended December 31, 2022.  No other investors accounted for more than 5% of the loan sales for the year ended December 31, 2022. The Company also has geographic concentration risk because 57% of the Company’s mortgage loan originations during 2022 were for borrowers located in California.

Note 14.—Share Based Payments and Employee Benefit Plans

The Company maintains an equity-based incentive compensation plan, the terms of which are governed by the 2020 Equity Incentive Plan (the 2020 Incentive Plan). The 2020 Incentive Plan provides for the grant of stock appreciation rights, RSUs, DSUs, performance shares and other stock and cash-based incentive awards. Employees, directors, consultants or other persons providing services to the Company or its affiliates are eligible to receive awards pursuant to the 2020 Incentive Plan. In connection with the adoption of the 2020 Incentive Plan, the Company’s 2010 Omnibus Incentive Plan (2010 Plan), which was scheduled to expire in July 2020, was frozen for new grants.  The 2010 Plan will remain in place only for the issuance of shares of common stock pursuant to equity compensation awards outstanding under the 2010 Plan, which awards will continue to be governed by the terms of the 2010 Plan.  As of December 31, 2022, the aggregate number of shares reserved under the 2020 Incentive Plan and 2010 Plan, was 2,000,000 and 722,006 shares, respectively, and there were 1,540,490 shares available for grants as stock options, RSUs, DSUs or other stock and cash-based incentive awards under the 2020 Incentive Plan. The Company issues new shares of common stock to satisfy stock option exercises, RSU vesting, DSU issuances and other stock-based incentive awards.

The fair value of options granted (no options were granted in 2022), which is amortized to expense over the option service period, is estimated on the date of grant with the following weighted average assumptions:

Granted in 2021
Risk-free interest rate	0.50%
Expected lives (in years)	4.54
Expected volatility	77.55%
Expected dividend yield	0.00%
Fair value per share	$1.96

The following table summarizes activity, pricing and other information for the Company’s stock options for the years presented below:

	For the Year Ended December 31,
	2022		2021
		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Options outstanding at the beginning of the year	570,228	$7.89	524,357	$8.58
Options granted	—	—	85,154	3.29
Options exercised	—	—	—	—
Options forfeited/cancelled	(38,750)	8.33	(39,283)	7.15
Options outstanding at the end of the period	531,478	7.86	570,228	7.89
Options exercisable at the end of the period	496,790	$8.18	406,361	$9.65

The aggregate intrinsic value in the following table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $0.17 and $1.11 per common share as of December 31, 2022 and 2021, respectively. Aggregate intrinsic value represents the amount of proceeds the option holders would have received had all option holders exercised their options and sold the stock as of that date.

	As of December 31,
	2022		2021

	Weighted-		Weighted-
	Average	Aggregate	Average	Aggregate
	Remaining	Intrinsic	Remaining	Intrinsic
	Life	Value	Life	Value
	(Years)	(in thousands)	(Years)	(in thousands)
Options outstanding at end of year	5.00	$-	6.77	$-
Options exercisable at end of year	4.78	$-	5.96	$-

As of December 31, 2022, there was approximately $43 thousand of total unrecognized compensation cost related to stock option compensation arrangements granted, net of estimated forfeitures. That cost is expected to be recognized over the remaining weighted average period of 1.1 years.

For the years ended December 31, 2022 and 2021, the aggregate grant-date fair value of stock options granted was zero and $167 thousand, respectively.

For the years ended December 31, 2022 and 2021, total stock-based compensation expense was $678 thousand and $884 thousand, respectively.

Additional information regarding stock options outstanding as of December 31, 2022 is as follows:

	Stock Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Exercise		Remaining	Average		Average
Price	Number	Contractual	Exercise	Number	Exercise
Range	Outstanding	Life in Years	Price	Exercisable	Price
$3.22 - 3.74	126,538	6.23	$3.47	91,850	$3.53
3.75 - 5.38	200,000	6.16	3.75	200,000	3.75
5.39 - 9.85	27,582	3.01	7.01	27,582	7.01
9.86 - 17.39	79,608	3.24	11.84	79,608	11.84
17.40 - 20.49	48,750	3.55	17.40	48,750	17.40
20.50 - 20.50	49,000	2.56	20.50	49,000	20.50
$3.22 - 20.50	531,478	5.00	$7.86	496,790	$8.18

In addition to the options granted, the Company has granted DSUs, which vest between one and three year periods. The fair value of each DSU was measured on the date of grant using the grant date price of the Company’s stock. In 2022, the Company did not grant any DSUs.

The following table summarizes activity, pricing and other information for the Company’s DSUs for the year ended December 31, 2022:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
DSUs outstanding at the beginning of the year	54,500	$6.61
DSUs granted	—	—
DSUs issued (converted)	(15,000)	3.75
DSUs forfeited/cancelled	—	—
DSUs outstanding at the end of the period	39,500	$7.70

As of December 31, 2022, there was no total unrecognized compensation cost related to the DSU compensation arrangements granted under the plan.

The following table summarizes activity, pricing and other information for the Company’s RSUs for the ended December 31, 2022:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
RSUs outstanding at beginning of the year	397,829	$4.11
RSUs granted	—	—
RSUs issued (converted)	(155,080)	4.31
RSUs forfeited/cancelled	(21,365)	3.83
RSUs outstanding at end of the period	221,384	$4.00

As of December 31, 2022, there was approximately $321 thousand of total unrecognized compensation cost related to the RSU compensation arrangements granted under the plan. This cost is expected to be recognized over a weighted average period of 1.0 years.

401(k) Plan

After meeting certain employment requirements, employees can participate in the Company’s 401(k) plan. Under the 401(k) plan, employees may contribute up to 25% of their salaries, pursuant to certain restrictions. Effective January 1, 2020, the Company matches 50% of the first 6% of employee contributions. Additional contributions may be made at the discretion of the board of directors. During the years ended December 31, 2022 and 2021, the Company recorded compensation expense of approximately $402 thousand and $1.0 million for basic matching contributions, respectively. There were no discretionary matching contributions recorded during the years ended December 31, 2022 or 2021.

Note 15.—Related Party Transactions

In May 2015, the Company issued the 2015 Convertible Notes to purchasers, some of which are related parties.  See Note 5.—Debt—Convertible Notes.

Note 16.—Subsequent Events

In January 2023, the Company entered into a new sublease agreement for approximately 18,900 sq. ft. of executive, administrative and operations workspace. The term of the new lease term is through July 31, 2025 with an average rent of $1.35 sq. ft. over the term of the lease, which including CAM charges would total approximately $800 thousand.

Subsequent events have been evaluated through the date of this filing.